Form 10-Q
period 1993-12-31
IMPERIAL HOLLY CORP
filed 1994-02-04
CIK 831327

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                                OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........ to ........

Commission file number 1-10307

                    IMPERIAL HOLLY CORPORATION
      (Exact name of registrant as specified in its charter)

            Texas                            74-0704500
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification No.)

  One Imperial Square, Suite 200, P.O. Box 9, Sugar Land, Texas 77487
   (Address of principal executive offices, including Zip Code)

                          (713) 491-9181
       (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 2, 1994.

                        10,250,295 shares.


                 Exhibit Index Appears on Page 13

                        Page 1 of 14 Pages

                    IMPERIAL HOLLY CORPORATION


                              Index




                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements
          Consolidated Balance Sheets                         3
          Consolidated Statements of Income                   4
          Consolidated Statements of Cash Flows               5
          Consolidated Statement of Changes in
          Shareholders' Equity                                6
          Notes to Consolidated Financial Statements          7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                  11

PART I - FINANCIAL INFORMATION

                      IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               December 31, 1993          March 31, 1993
                                               _________________           ______________
             ASSETS                                  (In Thousands of Dollars)
CURRENT ASSETS:
  Cash and temporary investments                 $  2,314                     $  9,405
  Marketable securities                            22,266                       22,148
  Accounts receivable                              37,440                       47,312
  Inventories:
    Finished products                             133,224                       99,365
    Raw and in-process materials                   57,542                       19,629
    Supplies                                       12,034                       12,926
  Manufacturing costs prior to production           6,519                       17,105
  Prepaid expenses                                  5,196                        4,495
                                                 ________                     ________
      Total current assets                        276,535                      232,385

OTHER INVESTMENTS                                   6,559                        6,799


PROPERTY, PLANT AND EQUIPMENT                     266,420                      260,382
  Less accumulated depreciation                  (123,250)                    (112,144)
                                                 ________                     ________
  Property, plant and equipment, net              143,170                      148,238

OTHER ASSETS                                       10,459                       10,780
                                                 ________                     ________
      TOTAL                                      $436,723                     $398,202
                                                 ========                     ========
  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable -- trade                      $ 68,794                     $ 46,659
  Short-term borrowings                            99,533                       50,127
  Current maturities of long-term debt                 83                       10,763
  Other current liabilities                        28,187                       32,512
                                                 ________                     ________
      Total current liabilities                   196,597                      140,061

LONG-TERM DEBT                                    100,067                      108,181

DEFERRED TAXES AND OTHER CREDITS                   25,047                       27,498

SHAREHOLDERS' EQUITY
  Preferred stock
  Common stock                                     31,729                       31,367
  Retained earnings                                83,283                       91,095
                                                 ________                     ________
    Total shareholders' equity                    115,012                      122,462
                                                 ________                     ________
      TOTAL                                      $436,723                     $398,202
                                                 ========                     ========

              See notes to consolidated financial statements.

                                   - 3 -

              IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                                                               Three Months Ended        Nine Months Ended
                                                                 December 31,               December 31,
                                                            _______________________   ______________________
                                                               1993         1992        1993         1992
                                                            __________   __________  __________   __________
                                                                           (In Thousands of Dollars)
NET SALES                                                     $176,070     $177,060    $508,957     $499,972
                                                            __________   __________  __________   __________

COSTS AND EXPENSES:
  Cost of sales                                                159,496      152,282     462,383      442,334
  Selling, general and administrative                           14,824       15,865      47,142       45,743
  Cost of work force reduction                                       -            -         925            -
                                                            __________   __________  __________   __________

    Total                                                      174,320      168,147     510,450      488,077
                                                            __________   __________  __________   __________
OPERATING INCOME (LOSS)                                          1,750        8,913      (1,493)      11,895

INTEREST EXPENSE                                                (2,539)      (2,777)     (8,139)      (7,835)

OTHER INCOME (EXPENSE) -- Net                                    1,847          858       3,123        2,834
                                                            __________   __________  __________   __________

INCOME (LOSS) BEFORE INCOME TAXES                                1,058        6,994      (6,509)       6,894

PROVISION (CREDIT) FOR INCOME TAXES                                377        2,500      (1,555)       2,282
                                                            __________   __________  __________   __________

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            681        4,494      (4,954)       4,612

EXTRAORDINARY ITEM -- NET                                            -       (3,509)          -       (3,509)
                                                            __________   __________  __________   __________

NET INCOME (LOSS)                                             $    681     $    985    $ (4,954)    $  1,103
                                                            ==========   ==========  ===========  ==========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

  Income (loss) before extraordinary item                        $0.07        $0.44      $(0.49)       $0.45

  Extraordinary item                                                 -        (0.34)          -        (0.34)
                                                            __________   __________  __________   __________

  Net income (loss)                                              $0.07        $0.10      $(0.49)       $0.11
                                                            ==========   ==========  ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                         10,222,866   10,187,382  10,210,167   10,181,770
                                                            ==========   ==========  ==========   ==========

                   See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                                        Nine Months Ended
                                                                                           December 31
                                                                                _____________________________
                                                                                   1993                  1992
                                                                                ___________           ___________
                                                                                   (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss)                                                        $ (4,954)                  $  1,103
  Adjustments for non-cash and non-operating items:
    Extraordinary item - net                                                      -                      3,509
    Depreciation                                                             12,154                     11,574
    Gain on sales of securities                                              (1,463)                      (947)
    Other                                                                     1,415                        286
  Working capital changes:
    Receivables                                                               9,872                      1,056
    Inventory                                                               (70,880)                   (78,813)
    Deferred and prepaid costs                                                9,885                      9,419
    Accounts payable                                                         22,135                     20,934
    Other liabilities                                                        (7,588)                    (2,615)
                                                                            ________                   ________
  Operating cash flow                                                       (29,424)                   (34,494)
                                                                            ________                   ________
INVESTMENT ACTIVITIES:
  Capital expenditures                                                       (7,131)                   (11,379)
  Investment in marketable securities                                        (4,911)                    (2,385)
  Proceeds from sale of marketable securities                                 6,230                      2,216
  Proceeds from sale of fixed assets                                             45                         87
  Other investments                                                             168                       (301)
  Other                                                                        (109)                    (1,086)
                                                                            ________                   ________
Investing cash flow                                                          (5,708)                   (12,848)
                                                                            ________                   ________
FINANCING ACTIVITIES:
  Short-term debt:
    Bank borrowings - net                                                    52,257                     (6,274)
    CCC borrowings - advances                                                47,226                     92,730
    CCC borrowings - repayments                                             (50,077)                   (73,630)
  Proceeds of long-term debt                                                      -                    100,000
  Repayments of long-term debt                                              (18,794)                   (61,598)
  Dividends paid                                                             (2,858)                    (3,665)
  Other                                                                         287                        177
                                                                            ________                   ________
Financing cash flow                                                          28,041                     47,740
                                                                            ________                   ________

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS                        (7,091)                       398

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD                           9,405                      2,014
                                                                            ________                   ________

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD                              $  2,314                   $  2,412
                                                                            ========                   ========

                     See notes to consolidated financial statements.

                IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Nine Months Ended December 31, 1993
                                  (UNAUDITED)
                                                 Common Stock
                                          ________________________      Retained
                                             Shares       Amount        Earnings           Total
                                         ___________     _______        ________          ________
                                                                (In Thousands of Dollars)
BALANCE, MARCH 31, 1993                 10,203,728       $31,367         $91,095           $122,462
Net loss                                                                  (4,954)            (4,954)
Cash dividend                                                             (2,858)            (2,858)
Stock option exercise & other               44,202           362                                362
                                        ___________       _______        _______            ________

BALANCE, DECEMBER 31, 1993              10,247,930       $31,729         $83,283           $115,012
                                        ===========       =======        =======            ========

                             See notes to consolidated financial statements.

                              HOLLY CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992


  Basis of Presentation -- The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1993.

  Cost of Sales -- Payments to growers for sugar beets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond December 31. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through December 31. The final cost of sugar beets cannot be determined until the end of the contract year for each growing area. Manufacturing costs prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

  Long-Term Debt -- In October, 1993, the Company repaid the remaining $18.8 million principal amount of its 10.93% senior notes without premium from the proceeds of additional short-term borrowings.

  Income Taxes -- The provision for income taxes for the nine months ended December 31, 1993 includes a charge of $872,000 to adjust the Company's deferred tax liabilities for the increase in corporate income tax rates enacted in August 1993.

  Contingencies -- In 1992, the U.S. Customs Service ("Customs") notified the Company that it had audited customs drawback claims filed by the Company in 1985 and that Customs would require the Company to repay to Customs certain duties and fees previously refunded to the Company. In April 1992, the Company refunded $2.5 million to Customs under protest, a condition precedent to the commencement of an appeal of the audit decision and recorded such amount in other assets. In May 1992, the Company commenced its appeal in the Court of International Trade and, based in part on an evaluation by outside counsel, management expects to be successful in its claim.

  The Company was initially notified by the Environmental Protection Agency ("EPA") in October 1992 that it had been identified as a "de minimis" potentially responsible party with respect to the Operating Industries, Inc. Superfund site in Monterey, California. The EPA notice states that fuel oil removed from a former Holly Sugar Corporation factory was disposed of at the site by a third party waste disposal contractor when the factory was closed in 1977, prior to the acquisition of Holly Sugar by the Company. According to the notice from the EPA, approximately 300 potentially responsible parties have previously agreed to perform portions of the cleanup work at the site and to pay the costs for the oversight of this work. In May 1993, the Company received a new notice from the EPA informing the Company that its status had been revised to that of a potentially responsible party on the basis of volumetric calculations by the EPA. The Company successfully contested the EPA's volumetric calculations and in November 1993, received acknowledgment from the EPA that volumes of fuel oil from the former Holly factory disposed of at the site had been reduced to the level which, in the Company's opinion, should result in the Company being reclassified as a "de minimis" potentially responsible party in the near future. By law, as long as a party remains a "de minimis" potentially responsible party, liability for clean up costs is limited to no more than $500,000. The Company has not been able to determine its ultimate liability, if any, with respect to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, including short-term, secured, non-recourse borrowings from the Commodity
Credit Corporation.

  The increase in finished product as well as raw and in-process materials inventories during the nine months ended December 31, 1993 was primarily due to the seasonal production schedule of the Company's beet sugar operations. The increases in inventory were funded by increases in accounts payable, principally amounts due growers, and by short-term borrowings.

  The Company repaid the remaining $18.8 principal amount of its 10.93% senior notes without premium in October 1993 from the proceeds of additional short-term borrowings. Long-term debt now consists almost entirely of $100 million principal amount of 8-3/8% senior notes due 1999, which requires semi-annual interest-only payments prior to maturity. Management believes that existing internal and external sources are adequate to meet its financing requirements, including fiscal 1995 capital expenditures, budgeted at $7.7 million, as well as fourth quarter 1994 capital expenditures of approximately $1 million. The Company's marketable securities portfolio had a market value of $30.4 million at December 31, 1993, as compared to its book value of $22.3 million.

RESULTS OF OPERATIONS

  Net sales were substantially unchanged for the three months ended December 31, 1993, compared to the same period of the prior year, as a 2% decrease in sugar volume sold was largely offset by increased beet pulp and molasses revenues resulting from higher prices and volumes. Sugar prices were virtually unchanged from the year earlier period, although the average sales price for the quarter did increase 3% from the immediately preceding fiscal quarter largely on the strength of seasonal product mix and price increases in some product lines. By quarter end, prices were demonstrating some weakness caused by aggressive competitive selling, as beet processors' inventory levels increased. For the nine month period, sales increased $9.0 million or 1.8%, as a 5.1% increase in sugar sales volume more than offset a 3.1% decline in sales price. Beet sugar sales volumes in the first quarter of the prior year had been reduced because of lower beginning inventory balances resulting from the substantial reduction in production volumes in the Rocky Mountain and Texas factories in the last half of fiscal 1992.

  The raw sugar import quota for the USDA's fiscal year which commenced October 1, 1993 is set at the statutory minimum and marketing allotments are not currently in place. The Company is unable to predict whether the import quota will be raised or whether marketing allotments will be re-instated or the impact of either such action on refined sugar prices, raw sugar prices or the Company's selling margins.
                              - 9 -

  Cost of sales increased $7.2 million or 4.7% during the three months ended December 31, 1993 compared to the same period of the prior year primarily due to increases in the cost of raw cane sugar and in beet sugar manufacturing costs. For the nine month period ended December 31, 1993, cost of sales increased $20.0 million or 4.5% due principally to the 5.1% sugar sales volume increase. As a percent of sales, cost of sales increased from 86.0% to 90.6% for the quarterly periods and from 88.5% to 90.8% for the nine month periods. The cost of raw cane sugar increased approximately 3% for the three month period (while refined sales prices remained unchanged) and declined less than 1% for the nine month period (while refined sales prices fell 3.1%). As a result, the Company experienced a decrease in its unit margins on cane sugar sales. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Consequently, the decline in the unit selling price of refined beet sugar was partially offset by a decline in the unit cost of sugar beets purchased. Unit manufacturing costs of beet sugar increased 6.5% for the first nine months of the fiscal year, with virtually all of the increase occurring in the third fiscal quarter. The Rocky Mountain and Texas area crops were smaller than last year's exceptional crops due to cooler, wetter weather during the planting and growing seasons. Additionally, beet storage and processing operations were hampered by muddy harvest conditions in some areas and a severe early freeze.

  Selling, general and administrative expenses increased by $1.4 million or 3.1% for the nine months and declined $1.0 million or 6.6% for the three months ended December 31, 1993 compared to the same periods of the prior year, as volume related increases in selling and distribution costs in the first quarter were offset by decreases in general and administrative as well as advertising costs in the third quarter. A $925,000 charge was recorded in the second quarter of the current year to provide for work force reductions which were substantially completed in the third fiscal quarter. The Company has undertaken a cost reduction program, of which the work force reduction is a part, and expects to reduce fiscal 1995 annual operating costs by at least $5 million, the majority of which will be reflected in selling, general and administrative expenses.

  Interest expense for the nine months ended December 31, 1993 was higher than the comparable period of the prior year as a result of increased long-term debt due to the issuance in October 1992 of $100 million principal amount of 8-3/8% senior notes due 1999, and the use of a portion of the proceeds to reduce short-term borrowings which had lower interest rates. The repayment out of short-term borrowings of the remaining $18.8 million principal amount of 10.93% senior notes in October 1993 reduced interest expense in the third quarter. Other income (expense) -- net for the three months ended December 31, 1993 includes a $1.0 million gain on the sale of marketable securities. Securities gains for the nine months ended December 31, 1993 totaled $1.5 million compared to $0.9 million for the same period in the prior year. The prior year's first quarter also includes a recovery on the settlement of certain litigation of approximately $400,000.

The provision for income taxes for the nine months ended December
31, 1993, includes a charge of $872,000 to adjust the Company's deferred tax liabilities for the increase in corporate income tax rates enacted in August 1993.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) The exhibits required to be filed with this report are listed in the Exhibit Index which immediately follows the signatures page of this report.


  Registrant is a party to several long-term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1993.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IMPERIAL HOLLY CORPORATION
                                      (Registrant)


Dated:  February 3, 1994     By: /s/  JAMES C. KEMPNER
                                      James C. Kempner
                                      President,
                                      Chief Executive Officer
                                      and Chief Financial Officer
                                      (Principal Financial Officer)

                              - 12 -
                    IMPERIAL HOLLY CORPORATION

                            FORM 10-Q
             FOR THE QUARTER ENDED DECEMBER 31, 1993

Exhibit Index

Exhibit                                  Sequential Page Number

  11       Computation of Income Per           Page 14
           Common Share.
                                   - 13 -