Form 10-K
period 1994-03-31
IMPERIAL HOLLY CORP
filed 1994-06-09
CIK 831327

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1994         COMMISSION FILE NUMBER 1-10307

                           IMPERIAL HOLLY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    TEXAS                                     74-0704500
       (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)
        ONE IMPERIAL SQUARE, SUITE 200
                 P. O. BOX 9
              SUGAR LAND, TEXAS                                 77487
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 491-9181

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

 Common Stock, without par value              American Stock Exchange
Rights to Purchase Preferred Stock            American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days. Yes /X/   No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K    .

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $51 million, based upon the last reported sales price of the registrant's Common Stock on the American Stock Exchange on June 6, 1994 and (solely for this purpose) treating all directors, executive officers and 10% shareholders of the registrant as affiliates.

    The number of shares outstanding of the registrant's Common Stock, as of June 6, 1994, was 10,257,936.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive Proxy Statement relating to the registrant's 1994 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                     PART I

                                                                                            PAGE
Item  1.   Business--------------------------------------------------------------------       1
Item  2.   Properties------------------------------------------------------------------       8
Item  3.   Legal Proceedings-----------------------------------------------------------       9
Item  4.   Submission of Matters to a Vote of Security Holders-------------------------       9
           Executive Officers of the Registrant----------------------------------------      10
                                                     PART II
Item  5.   Market for the Registrant's Common Equity and Related Shareholder Matters---      12
Item  6.   Selected Financial Data-----------------------------------------------------      12
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations----------------------------------------------------------------      13
Item  8.   Financial Statements and Supplementary Data---------------------------------      16
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure----------------------------------------------------------------      16
                                                    PART III
Item 10.   Directors and Executive Officers of the Registrant--------------------------      17
Item 11.   Executive Compensation------------------------------------------------------      17
Item 12.   Security Ownership of Certain Beneficial Owners and Management--------------      17
Item 13.   Certain Relationships and Related Transactions------------------------------      17
                                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K-------------      18

                                       i

                                     PART I

ITEM 1.  BUSINESS.

    Imperial Holly Corporation (the 'Company') is one of the nation's largest producers and marketers of refined sugar, producing both cane and beet sugar. The Company refines raw cane sugar at its Imperial Sugar Company refinery in Sugar Land, Texas, and, through its wholly owned subsidiary, Holly Sugar Corporation, produces refined beet sugar by processing sugarbeets purchased from independent growers at processing plants in California, Wyoming, Montana and Texas. The Company sells its refined sugar directly and through brokers to wholesalers, retail grocers and food manufacturers. The Company sells by-products (beet pulp and molasses) from the manufacturing and refining processes for use as livestock feed and markets commercial beet seed.

    The Company was incorporated in 1924 as Imperial Sugar Company and is the successor to a cane sugar plantation and milling operation begun in Sugar Land in the early 1800's that began producing granulated sugar in 1843. In 1988, the Company purchased Holly Sugar Corporation and the Company's name was changed to Imperial Holly Corporation. Holly was founded in 1905 and incorporated in 1916. As used herein, the 'Company' refers to Imperial Holly Corporation and its subsidiaries, including Holly; 'Imperial' refers to the Company's cane sugar refinery operations, which are conducted directly by the Company under the name Imperial Sugar Company -- a division of Imperial Holly Corporation; and 'Holly' refers to Holly Sugar Corporation, a wholly owned subsidiary of the Company, which conducts the Company's beet sugar processing operations.

PRODUCTS AND SALES

    SUGAR. The Company's principal product line is refined sugar, which accounted for approximately 92% of consolidated net sales in the Company's fiscal year ended March 31, 1994. Cane sugar and beet sugar account for approximately 40% and 60%, respectively, of the Company's sugar production. The Company produces and sells granulated white, brown and powdered sugar to wholesalers, retail grocers and food manufacturers. Sugar is sold in consumer packages, industrial packages, bulk and liquid form (including invert sugar and blended products).

    Sales to wholesalers and grocers consist primarily of consumer packages of granulated, brown and powdered sugar. These consumer packages, which range from one pound boxes to 25-pound bags and constitute approximately one-third of the sugar sold, are marketed under the Imperial (registered) and Holly (registered) brand names and under various private labels. The price received for sugar sold in private label packages is generally lower than that received for branded sugar. Over the past 15 years, private label sales have increased significantly and have caused a reduction in sales of retail size packages bearing the Company's brand names. The Company continues to focus efforts on increasing sales of branded products as a percentage of total consumer sales.

    Food manufacturers principally purchase sugar in industrial size packages and in bulk or liquid form for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. A majority of the Company's industrial sales are made to customers under fixed price contracts with terms of one year or less.

    The Company's products are sold directly by the Company's sales force and through independent brokers. The Company maintains sales offices at its corporate headquarters in Sugar Land as well as in Chicago, Illinois, Tracy, California and Arlington, Texas. The Company considers its marketing and promotional activities important to its overall sales effort. The Company advertises its brand names in both print and broadcast media and distributes various promotional materials, including discount coupons and compilations of recipes.

    The Company's sales are concentrated in the western half of the United States, although during fiscal 1994, the Company's sugar was sold or distributed in each of the 50 states. No customer accounted for more than 10% of the Company's sales during fiscal 1994.

    Sales of refined sugar are moderately seasonal, normally increasing during the summer months because of increased demand of various food manufacturers, including fruit and vegetable packers; shipments of specialty products (brown and powdered sugar) increase in the fourth calendar quarter due to holiday baking needs. Although the refining of cane sugar is not seasonal, the production of beet sugar is a seasonal activity. Each of the Company's beet sugar factories operates during sugar-making campaigns, which generally total 120 days to 180 days in length each year, depending upon the supply of sugarbeets available to the factory. Because of the geographical diversity of its manufacturing facilities, the Company is generally able to produce beet sugar year-round. While the seasonal production of sugarbeets requires the Company to store significant refined sugar inventory at each factory, the geographical diversity and staggered periods of production at the various facilities enable the Company's total investment in inventories to be reduced. Additionally, these factors reduce the likelihood that adverse weather conditions will affect all the Company's productive areas simultaneously and aid in distribution. Refined sugar is shipped by rail and truck, including Company-owned vehicles.

    BY-PRODUCTS. Holly's by-products from beet sugar processing (beet pulp and molasses) are sold primarily as livestock feeds to dairymen, livestock feeders, livestock feed processors and distributors. By-product sales accounted for approximately 7% of consolidated net sales during fiscal 1994. The major portion of the beet pulp and molasses produced from sugarbeet operations is sold during and shortly after sugar-making campaigns.

    Holly's marketing of by-products from beet sugar processing is concentrated in the western half of the United States and Japan. In fiscal 1994, export sales accounted for approximately 20% of by-product sales.

    Both the domestic and export markets are highly competitive because of the availability and pricing of by-products of other sugarbeet processors and corn wet millers, as well as other livestock feeds and grains. The market price of the Company's by-products relative to the price of competitive feeds and grains is the principal competitive determinant. Among other factors, the weather and seasonal abundance of such feeds and grains may affect the market price of by-products.

    Holly also markets precipitated calcium carbonate from beet sugar processing, but such marketing efforts currently are limited to the local factory areas primarily as a result of relatively high freight costs.

    BEET SEED. Holly Hybrids, a division of Holly, develops and markets commercial seed to beet growers under contract to Holly as well as growers under contract to grow for other beet sugar processors.

RAW MATERIAL AND PROCESSING REQUIREMENTS

    RAW CANE SUGAR. Imperial purchases raw cane sugar from both United States and foreign sources. Principal sources of supply in the recent past have been Louisiana and Florida, and secondary sources have included countries in the Caribbean and Central America. Import quotas have reduced the availability of foreign raw cane sugar currently to the minimum quota level designated by applicable legislation. See 'Sugar Legislation and Other Market Factors'. During fiscal 1994, approximately 90% of the raw sugar purchased by Imperial was produced domestically. The raw sugar purchased by the Company is produced from sugar cane processed at independent mills located close to the fields in which the sugar cane is grown. The Company has not experienced difficulties in the past in contracting sufficient quantities of raw sugar to supply the refinery.

    Imperial generally receives raw sugar in cargoes of 1,500 to 25,000 tons, which are delivered in intercoastal barges and ocean-going vessels to the Company's facility in Galveston, Texas, approximately 60 miles from Sugar Land. This raw sugar is unloaded under the supervision of CSCO, Incorporated, a wholly owned subsidiary, and is weighed, sampled and stored in Imperial's Galveston warehouse, which has a capacity of approximately 30,000 tons of raw sugar. Imperial is paid a stevedoring allowance by the raw sugar sellers to unload the raw sugar and receives additional dispatch payments from the carriers if the unloading is completed in less than the allotted time or pays demurrage if unloading takes more than the time allotted. The raw sugar is then moved by rail to the Sugar Land refinery. Imperial also receives a portion of its raw sugar directly by rail in Sugar Land.

    In Sugar Land, the raw sugar is stored in a warehouse having a capacity of approximately 20,000 tons. Raw sugar can also be stored in rail cars in Galveston and Sugar Land or in transit for short periods of time.

    Raw sugar purchase contracts can provide for the delivery of a single cargo or for multiple cargoes over a specified period. Contract terms may provide for fixed prices but generally provide for prices based on the futures market during a specified period of time. The contracts provide for a premium if the quality of the raw sugar is above a specified grade or a discount if the quality is below a specified grade. Contracts generally provide that the seller pays freight, insurance charges and other costs of shipping.

    Because of the time required to take delivery of and refine raw sugar, Imperial contracts to purchase raw sugar substantially in advance of the time it delivers the refined sugar produced from that purchase. Accordingly, Imperial can be exposed to the risk of fluctuations in the market price of refined products. In order to minimize this risk, Imperial attempts to match refined sugar sales contracted for future delivery with the purchase or pricing of raw sugar.

    SUGARBEET PURCHASES. Holly purchases sugarbeets, from which it manufactures sugar and by-products, from independent growers under contracts negotiated between Holly and associations representing such growers. Holly contracts for acreage prior to the planting season based on estimated demand, marketing strategy, processing capacity and historical crop yields. The type of contract used provides for payments to the grower based on the net selling price of beet sugar and the sugar content of the sugarbeets delivered by each grower. Some of Holly's contracts provide for a premium to the growers for delivering beets of superior quality. The net selling price is the gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization costs for certain facilities used in connection with marketing. Use of this type of participating contract reduces Holly's exposure to inventory price risks on its sugarbeet purchases so long as the net selling price does not fall below the regional minimum support prices established by the United States Department of Agriculture ('USDA'). See 'Business -- Sugar Legislation and Other Market Factors'.

    Acreage contracted at each factory location may vary from year to year on the basis of prior crop quality, productivity, weather conditions, availability of irrigation water, the prices anticipated by growers for alternate crops, and competition with other beet sugar processors. Harvested beets are purchased by Holly and, in some locations, stored in piles until processed. Weather conditions during the growing, harvesting and processing seasons, as well as diseases, insects and other parasites, may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing. Weather conditions can also adversely affect sugarbeets in storage piles awaiting processing. Holly currently maintains beet pile insurance covering a portion of the potential loss of beets in storage under certain defined conditions at those factories which pile beets.

    ENERGY. The refining of raw cane sugar and processing of sugarbeets are energy intensive. The primary fuel used by Imperial at its Sugar Land refinery is natural gas purchased from Entex, a division of NorAm Energy Corp., under an annual contract. Imperial generates a substantial portion of the electricity used at the refinery and purchases and sells electricity on a cogeneration basis. The primary fuels used in Holly's beet sugar factories are natural gas and coal; No. 6 fuel oil is used both as an alternative when the price is more attractive and as a backup to natural gas in the event of curtailment. Natural gas and coal supplies are typically purchased under contracts with a minimum term of one year.

    Pricing of natural gas contracts is generally fixed for the term or indexed to a spot market index. The Company has also utilized financial tools such as swaps and caps to stabilize the price for gas purchases under indexed contracts. The Company has been able to negotiate lower gas pipeline transmission rates because of competitive options such as pipeline bypasses and alternative fuel capability. Coal is available in abundant supply domestically and the Company is able to purchase coal very competitively, although increases in freight costs, especially rail freight, are difficult to control.

    The Company owns a royalty interest in a coal seam methane project in the Black Warrior Basin of Alabama as an additional indirect hedge against future natural gas price increases. Development of the gas reserves in which the Company has a royalty interest is continuing and production from some wells has commenced.

    OTHER RAW MATERIALS. Foundry coke and limestone are used in the beet sugar manufacturing process. The Company generally purchases coke under one-year contracts and utilizes rail transportation to deliver the coke to factories. Domestic coke supplies may become tighter due to environmental restrictions; the Company has the option of converting existing coke-fired equipment to natural gas should the availability and economics of coke so dictate. Limestone required in the factory operations is generally purchased from independent sources under contracts with one to five year terms. Holly owns a 50% share of a limestone quarry in Warren, Montana which supplies the Sidney, Montana and Worland, Wyoming factories with their annual limestone requirements. This quarry does not normally supply other Holly factories because of high freight costs. However, should supplies from other sources become unavailable, the reserve capacity of this quarry is sufficient to supply other factories.

RESEARCH

    Research relating to manufacturing technology, factory operations, food science and new product development is conducted principally at the Company's Research and Development Center in Colorado Springs. Separate laboratories for microbiology, chemistry and food science have been established with the resources of a central, computerized technical library available to its staff. The Company also has a food science laboratory in Sugar Land.

    Holly's beet seed research programs in seed varietal development and improvements in beet quality performance are conducted primarily at Holly Hybrids' headquarters in Sheridan, Wyoming and at Holly's Tracy, California Agriculture Station. Holly Hybrids continues to make advances in the development of seeds resistant to various diseases, including rhizomania, a disease threatening the California sugarbeet crop. As a result of one such effort, Holly has introduced Rhizosen Plus, its latest variety of highly disease-tolerant beet seed. In conjunction with this effort, Holly is participating in a joint venture with Societe Europeenne de Semences, N.V. - S.A., a Belgian beet seed company, to develop improved beet seed varieties.

    Holly is active in sugarbeet disease control. Holly's growing areas have varying levels of diseases which affect sugarbeet quality and quantity as well as the cost of processing. Holly has a sugarbeet plant pathology disease control research laboratory in Tracy, California to develop and implement a disease control strategy for all Holly sugarbeet growing areas. Holly communicates information about agricultural practices to growers through its computerized AgTrak system and published material.

COMPETITION

    The Company competes with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners. Selling price and the ability to supply the buyer's quality and quantity requirements in a timely fashion are important competitive factors.

    The sugarbeet growers in the Red River Valley growing area of North Dakota, South Dakota and Minnesota have expanded sugarbeet acreage aggressively and have announced an intention to continue to do so. As a result, refined sugar prices have declined and the Company believes that other processors and producers may adjust their output as more refined sugar is made available to the market.

    The most significant nutritive sweeteners that compete with refined sugar are high fructose corn syrup ('HFCS'), glucose syrup and dextrose. HFCS, which sells at a discount to refined sugar, became a significant competitor of sugar after HFCS's introduction in the early 1970's, principally due to the replacement of refined sugar by HFCS in the beverage market. The Company believes that the shift from sucrose to HFCS is largely complete and that the level of per capita sucrose consumption in the United States has stabilized. Future increases or decreases in sucrose consumption will be dependent upon technological improvements, changes in population, geographic shifts in population and changes in consumer sweetener preferences. The Company believes there will be increased marketing opportunities in two of the Company's major markets, the west and southwest, due to increases in population.

    In certain applications, refined sugar also competes with non-nutritive or low-calorie sweeteners, principally aspartame and, to a lesser extent, saccharin. Consumption of non-nutritive sweeteners has increased, especially since the commercial introduction of aspartame in 1981. The recent expiration of the U. S. aspartame patent has increased price competition in the non-nutritive sweetener market.

    The table below is based on data published by the United States Department of Agriculture and sets forth per capita consumption of nutritive sweeteners in the United States for the years indicated.

           ANNUAL PER CAPITA U. S. NUTRITIVE SWEETENER CONSUMPTION

                                              1978                  1986                  1991                  1992
                                       POUNDS   PERCENTAGE   POUNDS   PERCENTAGE   POUNDS   PERCENTAGE   POUNDS   PERCENTAGE
Refined sugar------------------------   91.4         73%      60.0         47%      63.7         45%      64.5         45%
HFCS---------------------------------   10.8          9       45.8         35       50.7         36       52.3         36
Other corn sweeteners----------------   21.5         17       22.5         17       24.7         18       25.6         18
Other--------------------------------    1.5          1        1.4          1        1.4          1        1.4          1
    Total----------------------------  125.2        100%     129.7        100%     140.5        100%     143.8        100%

                                              1993
                                       POUNDS   PERCENTAGE
Refined sugar------------------------   64.2         44%
HFCS---------------------------------   55.3         37
Other corn sweeteners----------------   26.3         18
Other--------------------------------    1.4          1
    Total----------------------------  147.2        100%


SUGAR LEGISLATION AND OTHER MARKET FACTORS

    The Company's business and results of operations are substantially affected by market factors, principally the domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of forces, including weather conditions and United States farm and trade policies.

    Federal government programs, in the form of legislative or regulatory action, have existed to support the price of domestic crops of sugarbeets and sugar cane almost continually since 1934. The 1981 Farm Bill resulted in increased duties and fees on sugar imports to support domestic sugar prices. When those actions failed to support United States sugar prices at the market stabilization price for raw cane sugar, country by country quotas on imports of sugar into the United States were established in 1982. The principal legislation presently affecting the domestic sugar industry is the Food, Agriculture, Conservation, and Trade Act of 1990 (the 'Act'), which became effective October 1, 1991 and extended the sugar price support program for sugar cane and sugarbeets until September 30, 1998. Pursuant to the Act, the Commodity Credit Corporation ('CCC') is obligated annually to make loans available to domestic sugar processors on existing sugar inventories from the current crop year production at a stipulated price, provided the processor agrees to pay participating growers a predetermined minimum support price for such sugar. The CCC loans are nonrecourse, secured by the processor's current crop year sugar inventories, and mature September 30 of each year and in no event more than nine months after the month in which the loan was made. Because the loans are nonrecourse, if the price of sugar were to drop below the minimum support price predetermined by the USDA such that it becomes more advantageous to forfeit the sugar than to sell it, a processor may choose to forfeit the sugar to the Government. The minimum support price for sugar in certain sugarbeet growing regions of the United States is currently above the net selling price of sugar processed by the Company in those regions. The Company would incur a reduction in margins should it choose not to forfeit when the applicable minimum support price exceeds the net selling price.

    The Act requires the USDA to take regulatory action to cause the sugar price support program to operate at no cost to the Government. The USDA treats a forfeiture as incurring costs to the Government even though the Government may subsequently sell the forfeited sugar at prices exceeding the forfeiture levels. The principal regulatory action utilized by the USDA to prevent forfeitures is the annual implementation of a tariff-rate quota for foreign sugar, which has the effect of limiting the total available supply of sugar in the United States and thus influencing sugar prices. The tariff-rate quota controls the supply of sugar by setting a punitive tariff on all sugar imported that exceeds the determined permitted imported quantity and is designed to make the importation of the excess sugar uneconomical.

    To maintain a viable cane sugar refining industry and to ensure a minimum raw sugar market for the traditional offshore suppliers of raw sugar to the United States, the Act set the minimum tariff-rate quota at 1,250,000 short tons raw value ('STRV') annually. If the estimated domestic sugar production for any year is so large and/or estimated domestic sugar consumption is so low that import requirements would be less than the 1,250,000 STRV level, the Secretary of Agriculture is required to impose marketing allotments on refined beet sugar and raw cane sugar produced from domestically grown sugarbeets and sugar cane as well as on crystalline fructose so as to maintain the minimum availability of imported sugar. The tariff-rate quota for sugar to be allowed entry into the United States during the year ended September 30, 1993 was originally 1,350,000 STRV, however, in May 1993, the quota year was extended until September 30, 1994, and the tariff-rate quota for this two year period was set at 2,500,000 STRV (effectively setting the quota for each year at the minimum level of 1,250,000 STRV). On July 1, 1993, the USDA imposed marketing allotments on domestically produced raw cane sugar and refined beet sugar, which were allowed to expire September 30, 1993. The Company is unable to predict whether the import quota will be raised or whether marketing allotments will be re-instated or the impact of either such action on refined sugar prices, raw sugar prices or the Company's selling margins.

    To help reduce the Federal deficit, the Omnibus Budget Reconciliation Act of 1990 requires a marketing assessment fee of 18 cents per hundred pounds of raw cane sugar and 19.3 cents per hundred pounds of refined beet sugar be paid to the CCC by the processor. This fee is applicable to all refined beet sugar produced from domestically grown sugarbeets and all raw sugar produced from domestically grown sugar cane during crop years 1991--1995.

    The North American Free Trade Agreement contains provisions that allows Mexico (which is currently a net importer of sugar) to increase its sugar exports to the United States if Mexico is projected to produce a surplus of caloric sweeteners (sugar, fructose and/or corn sweeteners). After the year 2000, Mexico's ability to export to the United States would be further increased in the event Mexico produced a caloric sweetener surplus for two consecutive years. Based on Mexico's current rate of population growth, the high current production cost of sugar in Mexico and the absence of a corn sweetener industry in Mexico, the Company believes that Mexico will not become a surplus producer of caloric sweeteners in the near future.

EMPLOYEES

    As of March 31, 1994, the Company employed approximately 1,600 year-round employees. In fiscal 1994, the Company employed approximately 2,000 seasonal employees during the sugarbeet processing seasons when beet sugar factories are operating around-the-clock.

    The Company's cane refinery and distribution employees are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO under a three-year contract which expires October 1, 1994. The Company's beet sugar factory operating personnel are represented by the Distillery, Wine and Allied Workers International Union, AFL-CIO at the California factories and by the American Federation of Grain Millers International Union, AFL-CIO at the Montana, Wyoming and Texas factories under contracts which expire in March 1, 1995 and April 30, 1996, respectively. The Company believes its employee and union relationships are good.

ENVIRONMENTAL REGULATION

    The Company's operations are subject to extensive regulation by various federal, state and local environmental agencies. Regulations and statutes impose effluent and emission limitations, waste disposal, and other requirements upon the Company's operations requiring it to obtain permits and operate in compliance with permit limitations and the mandates of various governmental authorities. The Company has obtained, has applications pending or is making application for such permits and authorizations. The Company is dedicated to its role as a responsible corporate citizen relative to environmental matters and will address such matters in a practical manner under a planned and prioritized schedule.

    All of the Company's facilities perform environmental monitoring of both air and water quality as mandated by regulatory agencies. Additional testing requirements and more stringent permit limits recently imposed, along with increasing permit evaluation and emissions fees, have resulted in increased environmental control costs. The Company expects these costs of environmental compliance to continue to increase.

    Solid wastes from Imperial's Sugar Land refinery are disposed of in approved landfills. Liquid wastes are treated in the Sugar Land Regional Sewage System, while cooling water is discharged under a discharge permit. More restrictive discharge limits adopted with respect to barometric condenser cooling water will require capital expenditures to achieve long-term compliance. Air emissions from the refinery consist of combustion products of natural gas used in boilers in the generation of steam and the cogeneration of electricity. Holly has installed scrubbers at several of its beet sugar factories as part of its coal conversion program. The Tracy, California factory continues a wastewater odor control and aeration system and has increased its dust suppression techniques. The Worland, Wyoming factory has completed construction of a system to capture water seepage from wastewater ponds and return the water to the ponds. The Torrington, Wyoming factory is in the process of making significant changes in the handling of solid waste in order to meet the requirements of new state solid waste regulations and state groundwater regulations. Such equipment necessarily increases energy consumption and adds to unit manufacturing costs.

    The Clean Air Act Amendments of 1990 ('CAAA') are expected to require substantial capital expenditures and increased operating expenses over the next ten years (revisions in State Implementation Plans required by the CAAA may require additional emissions controls in some areas of the country). Regulations implementing these amendments are now being written and will be issued over the next several years. By 1996, Holly's factories and Imperial's refinery must obtain CAAA Title V permits, which will require additional air monitoring and reporting, and an increase in permitting fees is expected. For example, recent changes in California could require the retrofitting of nitrogen oxide controls to the Tracy plant boilers by 1996. The Company will not be able to estimate compliance costs until the new regulations are issued and permit negotiations are completed.

    Ongoing compliance with environmental statutes and regulations has not had, and the Company does not anticipate that it will in the future have, a material adverse effect on the Company's competitive position since its competitors are subject to similar regulation. Additional capital expenditures will be required to comply with future environmental protection standards, although the amount of any further expenditures cannot be accurately estimated. Management does not believe that these compliance costs will have a materially adverse impact on capital resources.

ITEM 2.  PROPERTIES.

    Imperial's refinery in Sugar Land is located on 26 acres owned by the Company and consists of numerous buildings with approximately 600,000 square feet of factory space. The refinery operates 24 hours a day when sugar is being refined. The refinery has an estimated melting capacity in excess of 4,000,000 pounds of raw sugar per day. The refinery is served by adequate transportation and maintained in good operating condition.

    The following table shows the location and capacity of Holly's beet sugar manufacturing facilities, each of which is served by adequate transportation and is maintained in good operating condition. Each of the facilities operates continuously during the facility's sugar-making campaign, which generally total 120 to 180 days each year, depending upon the supply of sugarbeets available.

                                         APPROXIMATE DAILY
                                          SLICING CAPACITY
        BEET SUGAR FACTORIES            (TONS OF SUGARBEETS)
Brawley, California------------------            8,000
Hamilton City, California------------            4,000
Tracy, California--------------------            5,000
Sidney, Montana----------------------            5,400
Hereford, Texas----------------------            7,700
Torrington, Wyoming------------------            5,400
Worland, Wyoming---------------------            3,600
    Total----------------------------           39,100

    In August 1993, the Company ceased beet sugar production at its Betteravia, California factory and converted the facility to a forward packaging and distribution center.

    Holly operates an ion exclusion facility at its Hereford, Texas factory which increases the factory's refined sugar production capacity without an increase in beet slicing capacity by extracting sugar from molasses, a by-product of the beet sugar production process. This molasses desugarization process results in the utilization of a portion of the beet sugar factory for a period after the conclusion of the campaign when the factory would otherwise be idle.

    The Company's principal executive offices occupy approximately 62,000 square feet of office space in an office complex owned by the Company near the Sugar Land refinery. The Company leases other space in the complex to third parties. The office complex is located on nine acres owned by the Company. Holly leases approximately 25,900 square feet of office space for its principal administrative offices in the Holly Sugar Building in Colorado Springs, Colorado. Holly also leases a 9,000 square foot single story building in the Pikes Peak Research Park in Colorado Springs which is the headquarters of the Company's Research and Development Center. Each of the leases in Colorado Springs expires in 2005.

    Imperial's wharf and warehouse facilities in Galveston are located on property leased from the Port of Galveston under a lease which expires in 2013. The Company owns the raw sugar discharging equipment located at this facility.

    The Company owns and operates distribution stations in Arlington, Texas, Brookfield, Illinois and Betteravia, California. Each of the distribution stations produce liquid sucrose and liquid invert sugar. The Arlington and Brookfield distribution stations have blending facilities that can combine liquid sugar and invert sugar with high fructose corn syrup and other corn sweeteners purchased from third parties. The distribution stations also receive bulk sugars via rail and ship bulk sugars by truck.

    The Company owns approximately 250 acres of land near its refinery and approximately 8,050 acres of land at the various beet sugar factory sites. Most of this acreage is used for the factories, settling ponds and as buffers from nearby communities. The remainder of the land is leased as farmland and pastures. Holly also owns approximately 100 acres of land, an agricultural research
                                       8
facility and a sugarbeet seed processing facility at Sheridan, Wyoming.
Holly owns a 50% interest in The Bighorn Limestone Company, the owner of a limestone quarry in Warren, Montana.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is a party to litigation and claims which are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

    In 1992, the U. S. Customs Service ('Customs') notified the Company that Customs had audited customs drawback claims filed by the Company in 1985 and that Customs would require the Company to repay to Customs certain duties and fees previously refunded to the Company. In April 1992, the Company refunded $2.5 million to Customs under protest, a condition precedent to the commencement of an appeal of the audit decision and recorded such amount in other assets. In May 1992, the Company filed its appeal in the Court of International Trade and, based in part on an evaluation by outside counsel, management expects to be successful in its claim.

    The Company was initially notified by the Environmental Protection Agency ('EPA') in October 1992 that it had been identified as a 'de minimis' potentially responsible party with respect to the Operating Industries, Inc. Superfund site in Monterey, California. The EPA notice states that fuel oil removed from a former Holly factory was disposed of at the site by a third party waste disposal contractor when the factory was closed in 1977, prior to the acquisition of Holly by the Company. According to the notice from the EPA, approximately 300 potentially responsible parties have previously agreed to perform portions of the cleanup work at the site and to pay the costs for the oversight of this work. In May 1993, the Company received a new notice from the EPA informing the Company that its status had been revised to that of a potentially responsible party on the basis of volumetric calculations by the EPA. The Company successfully contested the EPA's volumetric calculations and, in November 1993, received acknowledgment from the EPA that volumes of fuel oil from the former Holly factory disposed of at the site had been reduced to the level which should result in the Company being reclassified as a 'de minimis' potentially responsible party. By law, as long as a party remains a 'de minimis' potentially responsible party, liability for clean up costs is limited to no more than $500,000. The Company has not been able to determine its ultimate liability, if any, with respect to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1994.

                     EXECUTIVE OFFICERS OF THE REGISTRANT.

    Executive officers of the Company are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of the
Company:

NAME                     AGE*                  POSITIONS
I. H. Kempner, III------   61   Chairman of the Board of Directors
James C. Kempner--------   54   President, Chief Executive Officer and Chief
                                  Financial Officer
Roger W. Hill-----------   54   Executive Vice President; President and Chief
                                  Executive Officer of Holly
Harry J. Smith----------   45   Executive Vice President--Sales and Marketing
Peter C. Carrothers------  55   Senior Vice President--Logistics
William F. Schwer--------  46   Senior Vice President, Secretary and General
                                  Counsel
Woodrow J. Anderson------  50   Vice President--Engineering Services
William A. Coker, Jr.----  64   Vice President--Transportation
Brian T. Harrison--------  38   Vice President--Refinery Operations
Roy E. Henderson---------  55   Vice President and Treasurer
William M. Krocak--------  51   Vice President--Human Resources
Otto W. Meyers, III------  34   Vice President--Corporate Finance
Roy F. Silva-------------  54   Vice President--Product Development
James R. Skiles----------  64   Vice President--Distribution
H. P. Mechler------------  40   Controller

* As of June 1, 1994.

    Except as set forth below, executive officers have held their present offices for at least the past five years. Positions, unless specified otherwise, are with the Company.

    Mr. I. H. Kempner, III has been Chairman of the Board of Directors since March 1971. He became Chairman of the Executive Committee of the Board of Directors in April 1978. Mr. Kempner joined the Company in May 1964 and served in various executive capacities prior to his election as Chairman of the Board in 1971.

    Mr. James C. Kempner became President and Chief Executive Officer on October 1, 1993 and has been Chief Financial Officer from March 1988. Effective with the retirement of Mr. Bartolo on May 1, 1994, Mr. Kempner became President and Chief Executive Officer of Imperial. Mr. Kempner served as Executive Vice President and Chief Financial Officer from March 1988 to October 1993. From 1977 to 1988, Mr. Kempner was employed by Pogo Producing Company, an oil and gas exploration and production company, where he served in various capacities, the last being Vice President--Finance.

    Mr. Hill has been Executive Vice President since June 1988 and President and Chief Executive Officer of Holly since February 1988. Mr. Hill joined Holly in 1963 and served in various capacities, including Vice President--Agriculture and Executive Vice President.

    Mr. Smith joined the Company in June 1993 as Executive Vice President--Sales and Marketing. From 1991 to 1993, he was Vice President of U. S. Consumer Sales for Dole Packaged Foods Company, a fruit, juice and frozen foods processing business. From 1990 to 1991, he served as Vice President, Sales and Marketing of The Redwing Company, a private label food manufacturer and a division of R. H.
M. Ltd. Prior thereto, he was Vice President and General Manager of Stella Cheese Division of Universal Foods from 1989 to 1990 and served as its Vice President/Sales and Marketing from 1987 to 1989.

    Mr. Carrothers joined the Company as Senior Vice President--Logistics in May 1994. From 1990 until joining the Company, he was Vice President--Logistics of PepsiCo Foods International and had served in various other capacities with Frito Lay, Inc., a subsidiary of PepsiCo, since 1973.

    Mr. Schwer was named Senior Vice President, Secretary and General Counsel of the Company in October 1993 and had been Vice President, Secretary and General Counsel since June 1989. He joined Holly as Assistant General Counsel in August 1988.

    Mr. Anderson has been Vice President--Engineering Services since July 1990. He joined Holly in November 1988 as Director of Engineering and Chief Engineer.

    Mr. Coker has been Vice President--Transportation since July 1990. From May 1988 until July 1990, he served as Vice President--Traffic and Transportation of Holly. Mr. Coker has been an employee of the Company since 1966.

    Mr. Harrison has been Vice President--Refinery Operations since July 1993 and has been Senior Vice President--Refinery Operations of Imperial since April 1994. He was Refinery Manager of Imperial from January 1991 to May 1992 and has served in various other capacities since he joined the Company in April 1980.

    Mr. Henderson has been Vice President and Treasurer since December 1981 and has been an employee of the Company since May 1967.

    Mr. Krocak has been Vice President--Human Resources since June 1989. From January 1985 to June 1989, he was Director of Human Resources.

    Mr. Meyers became Vice President--Corporate Finance in October 1993. Mr. Meyers joined the Company in March 1990 and served as Manager, Financial Analysis from March 1990 to March 1992 and as Manager, Corporate Development from April 1992 to October 1993. Prior thereto, he was employed as a consultant with Price Waterhouse from September 1985 to March 1990, where his last position was Senior Manager.

    Mr. Silva has been Vice President--Product Development of the Company since October 1992. Prior thereto, he served as Vice President of U. S. Food Operations for Nattermann Phospholipid, Inc., a German subsidiary of Rhone-Poulenc Rorer, from 1989 to 1992 and as the Director of Technical Development and Marketing from 1988 to 1989.

    Mr. Skiles has been Vice President--Distribution since April 1978 and has been with the Company since 1966.

    Mr. Mechler has been Controller since June 1988.

    Mr. I. H. Kempner, III and Mr. James C. Kempner are brothers.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

    The Company's Common Stock is traded on the American Stock Exchange. At June 1, 1994 there were 847 shareholders of record of the Common Stock. The following table sets forth the high and low sales price per share of Common Stock, as quoted by the American Stock Exchange during the last eight fiscal quarters. The Company has consistently paid quarterly dividends on the Common Stock.

                                             SALES PRICE          CASH
THREE MONTHS ENDED                         HIGH        LOW      DIVIDEND
June 30, 1992------------------------     $13.63     $11.00     $  --(1)
September 30, 1992-------------------      12.88      11.38      0.12
December 31, 1992--------------------      12.00      10.75      0.12
March 31, 1993-----------------------      13.88      10.88      0.12
June 30, 1993------------------------      16.50      12.88      0.12
September 30, 1993-------------------      15.25      11.25      0.12
December 31, 1993--------------------      11.38       8.38      0.04
March 31, 1994-----------------------      11.75       8.88      0.04

(1) The Company's quarterly dividend payment dates were changed to coincide with the Company's rescheduled Board of Directors' meetings; consequently, no dividend was declared during the quarter ended June 30, 1992.

ITEM 6.  SELECTED FINANCIAL DATA.

    Selected financial data for the last five years is as follows (in thousands of dollars):

                                                            YEAR ENDED MARCH 31,
                                          1994         1993         1992         1991         1990
FOR THE PERIOD:
Net Sales----------------------------  $655,498     $647,825     $688,597     $716,513     $717,635
Operating Income (Loss)--------------    (4,120)       7,139        2,980       39,987       34,872
Income (Loss) Before Extraordinary
  Item and Accounting Change---------    (7,965)         123       (2,815)      21,863       18,002
Extraordinary Item (1)---------------        --       (3,509)          --           --           --
Cumulative Effect of Accounting
  Change(2)--------------------------        --           --           --         (899)          --
Net Income (Loss)--------------------    (7,965)      (3,386)      (2,815)      20,964       18,002
PER SHARE DATA:
Income (Loss) Before Extraordinary
 Item and Accounting Change----------  $  (0.78) $      0.01     $  (0.28) $      2.16     $   1.87
Extraordinary Item(1)----------------        --        (0.34)          --           --           --
Cumulative Effect of Accounting
  Change(2)--------------------------        --           --           --         (.09)          --
Net Income (Loss)--------------------     (0.78)       (0.33)       (0.28)        2.07         1.87
Cash Dividends Declared--------------       .32          .36          .48          .42          .34
AT PERIOD END:
Total Assets-------------------------  $393,660     $398,202     $364,121     $363,734     $337,526
Long-Term Debt -- Net----------------   100,044      108,181       64,635       75,409       75,253
Total Shareholders' Equity-----------   114,737      122,462      129,261      136,693      119,467


(1) See Note 5 to the Consolidated Financial Statements.

(2) In fiscal 1991, the Company changed its method of accounting for the cost of certain deferred compensation contracts to conform to Statement of Financial Accounting Standards No. 106.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow used in operations in fiscal 1994 was $7.7 million and reflects increases in raw cane and refined sugar inventories of approximately $12.8 million. Working capital totaled $84.0 million at March 31, 1994 and includes marketable securities which are recorded at market value of $28.3 million, as discussed in Note 2 to the Consolidated Financial Statements. The Company's current ratio was 1.6:1.0 at March 31, 1994. Working capital financing is provided by a combination of trade credit and borrowings. Management believes that existing internal and external sources of liquidity are adequate to meet financing needs. Currently, short-term financing is available to the Company's beet sugar operations in the form of nonrecourse, secured borrowings from the CCC under the USDA price support program. The Company has available a combination of committed and uncommitted bank lines aggregating $135 million, as described in Note 4 to the Consolidated Financial Statements. The Company uses these arrangements to supplement trade credit and CCC borrowings as necessary to meet working capital needs. Short-term borrowings increased in fiscal 1994 to finance increased inventories and reductions in long-term debt.

    Capital expenditures for fiscal 1994 totaled $8.4 million, a significant reduction from prior years when the Company was focusing on expanding and balancing capacities and improving the operating efficiency of the beet sugar factories. Capital expenditures for fiscal 1995 are expected to approximate $8.5 million. The Company from time to time explores opportunities to re-deploy strategically non-core assets to provide for higher returns.

    In October 1992, the Company issued $100 million principal amount of 8 3/8% senior notes due 1999. A portion of the net proceeds of approximately $98.7 million were used to retire $56.3 million principal amount of the Company's 10.93% senior notes plus accrued interest of $4.1 million and a make-whole premium of approximately $5.1 million. The Company repaid the remaining $18.8 million principal amount of the 10.93% senior notes without premium in October 1993. Long-term debt at March 31, 1994 was approximately 47% of total long-term debt plus shareholders' equity.

    Shareholders' equity decreased to $114.7 million at March 31, 1994, and is approximately 29% of total assets.

RESULTS OF OPERATIONS

  INDUSTRY ENVIRONMENT

    During most of the 1970s and 1980s, the sweetener industry witnessed two significant trends: the increase in consumption of non-nutritive sweeteners, principally aspartame, and the increased use of HFCS in place of refined sugar (sucrose) in certain food products, primarily beverages. These market trends, along with the competitive effects of domestic agricultural price support legislation favoring beet sugar growers and processors, resulted in a reduced market for refined sugar, a reduction in domestic cane sugar refining capacity of approximately 40% between 1981 and 1988, and a consolidation of much of the remaining sucrose industry. Cane sugar refining capacity has stabilized over the past few years, and government statistics indicate that United States refined sugar consumption has increased in recent years. More recently, certain segments of the beet sugar industry have expanded at rates exceeding the rate of growth in the demand for refined sugar, thus putting downward pressure on refined sugar prices. These segments have announced plans to continue to increase sugarbeet acreage in the near future. See 'Business -- Competition'.

    The Company's results of operations are substantially dependent on market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including weather conditions and United States farm and trade policy, that the Company is unable to predict. See 'Business -- Sugar Legislation and Other Market Factors'. In addition, weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing. See 'Business -- Raw Materials and Processing Requirements'.

  YEAR ENDED MARCH 31, 1994 VERSUS 1993

    Net sales for fiscal 1994 increased $7.7 million or 1.2% compared to fiscal 1993, as a result of an increase in sugar sales revenues of less than 1% and an 11% increase in pulp sales revenues and volumes. The volume of sugar sold increased approximately 4% while average sales prices declined 3.1%. Beet sugar sales volumes in the first half of the prior fiscal year had been reduced because of lower beginning inventory balances resulting from the substantial reduction in production volumes in the Rocky Mountain and Texas factories in the last half of fiscal 1992. Cane sugar sales increased modestly during the period of marketing allotments discussed below. Refined sugar prices remained weak during the fiscal year as a result of an oversupply of refined sugar in the market. Spot prices did rise modestly during the second and third fiscal quarters as a result of marketing allotments imposed by the USDA in July 1993. Marketing allotments were allowed to lapse in October 1993, and average sales prices declined to below year earlier levels in the fourth fiscal quarter.

    Present legislation allows the Secretary of Agriculture to impose marketing allotments on domestic raw cane and refined beet sugar producers should domestic sugar production not allow for an adequate market for the minimum import quota. The raw sugar import quota for the USDA's fiscal year ending September 30, 1994, is set at the statutory minimum and marketing allotments are not currently in place. The Company is unable to predict whether the import quota will be raised or whether marketing allotments will be re-instated or the impact of either such action on refined sugar prices, raw sugar prices or the Company's selling margins. See 'Business -- Sugar Legislation and Other Market Factors'.

    Cost of sales increased $22.0 million or 3.8%, due primarily to the increased volumes of sugar and pulp sales. Unit cost of sugar sold declined less than .5%, in spite of the 3.1% decline in selling prices, resulting in the Company's overall gross margin declining from 11.1% of sales in fiscal 1993 to 8.8% of sales in fiscal 1994. Raw cane sugar costs increased .8% on a year to year basis in the face of declining selling prices, contributing approximately half of the reduction in gross margin. Unit costs of refined beet sugar declined only .5% as higher unit manufacturing costs resulting from a smaller, lower quality crop (when compared to the exceptional crop in fiscal 1993), as well as muddy harvest conditions and an early freeze in some growing areas, offset lower sugarbeet costs.

    The Company expects the cessation of sugarbeet processing at its Betteravia factory during fiscal 1994 to reduce its fiscal 1995 unit production costs in California. This cessation of production, along with acreage reductions in certain areas where alternative crops are available to growers, is expected to result in reductions in beet sugar production approximating 5% of 1994 consolidated sugar sales.

    The Company implemented a cost reduction program in the third quarter of fiscal 1994, and recorded a $925,000 charge for the cost of a work force reduction which was a part of that program. At March 31, 1994, the Company had reduced its non-bargaining unit work force by approximately 11%, primarily in administrative and research areas, and its year-round bargaining unit positions by approximately 15%, when compared to March 31, 1993. Selling, general and administrative expenses for fiscal 1994 declined $.7 million or 1.1%, as a 7.7% decrease in general and administrative and research and development costs more than offset a volume driven 3.3% increase in selling and distribution costs.

    Interest expense for fiscal 1994 was approximately the same as in fiscal 1993, as higher balances of both short and long term borrowings were offset by lower interest rates. See Notes 4 and 5 to the Consolidated Financial Statements for a description of the Company's borrowings.

    Realized gains on marketable securities increased $567,000 during fiscal 1994; unrealized gains and losses, which have not been recognized in the Company's results of operations, but are shown as a component of shareholders' equity, are detailed in Note 2 to the Consolidated Financial Statements.

Other income -- net, decreased $229,000 primarily as a result of a recovery on the settlement of certain litigation in the prior fiscal year.

    The components of income tax expense and its relationship to statutory rates are detailed in Note 6 to the Consolidated Financial Statements.

  YEAR ENDED MARCH 31, 1993 VERSUS 1992

    Net sales for fiscal 1993 decreased $40.8 million or 5.9% compared to fiscal 1992 primarily due to a 2.8% reduction in the volume of sugar sold and a 3.3% decrease in refined sugar sales prices. The reduction in sales volume occurred during the first half of the fiscal year because of lower beginning beet sugar inventories attributable to the substantial reduction in production volumes in the Rocky Mountain and Texas areas in the last half of fiscal 1992. Refined sugar prices remained under pressure throughout the fiscal year as a very large sugar beet crop along with ample raw sugar supplies created a surplus of refined sugar in the market. Lower beet pulp and molasses prices also contributed to the reduction in net sales revenues.

    Cost of sales decreased $49.4 million or 7.9% and represented 89% of net sales revenues in fiscal 1993 compared to 91% in 1992. Reductions in beet sugar manufacturing costs due to a high quality crop and efficient factory operations in the Rocky Mountain and Texas factories, as well as high rates of recovery compared to fiscal 1992's weather-plagued processing campaigns, led to a substantial increase in the gross margin on beet sugar sales. Cane sugar margins decreased as raw sugar and processing costs remained relatively constant in the face of declining refined sugar prices. Cost of sugar sold is determined on a LIFO basis and, in 1993, included the effects of a liquidation of beginning inventory layers as described in Note 1 to the Consolidated Financial Statements.

    Selling, general and administrative costs increased $1.2 million or 1.9% as increases in research and development costs, pension costs, marketing assessment fees (which commenced October 1, 1991 and amounted to $2.4 million in fiscal
1993) and transportation costs more than offset reductions in volume-related selling expenses and employee medical costs. The $3.3 million provision for consolidation of manufacturing facilities relates to the estimated costs of downsizing the California beet sugar operations as discussed in Note 10 to the Consolidated Financial Statements.

    Interest expense increased as a result of higher average short-term borrowings, lower amounts of interest capitalized as part of the cost of constructing assets, and the effect of using a portion of the proceeds from the 8 3/8% senior notes offering to reduce short-term borrowings with lower current interest rates.

    Other income -- net increased $1.8 million primarily due to the charge in fiscal 1992 for the settlement of a lawsuit by a former employee discussed in
Note 9 to the Consolidated Financial Statements. The components of income tax expense and its relationship to statutory rates are detailed in Note 6 to the Consolidated Financial Statements.

    The extraordinary item represents the make-whole premium paid in connection with the retirement of a portion of the 10.93% senior notes as discussed in Note 5 to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the index of financial statements and financial statement schedules under 'Exhibits, Financial Statement Schedules and Reports on Form 8-K.'

    Unaudited quarterly financial data for the last two fiscal years is as follows (in thousands of dollars):

                                                                                                      PER SHARE
                                                                                            INCOME
                                                              INCOME (LOSS)                 (LOSS)
                                                                 BEFORE         NET         BEFORE         NET
                                          NET       GROSS     EXTRAORDINARY    INCOME    EXTRAORDINARY   INCOME      CASH
                                         SALES     MARGIN         ITEM         (LOSS)        ITEM        (LOSS)    DIVIDENDS
Fiscal 1993:
    June 30, 1992--------------------  $ 148,228  $  17,196       $   651      $   651       $ 0.06      $ 0.06       $ --(1)
    September 30, 1992---------------    174,684     15,664          (533)        (533)       (0.05)      (0.05)       0.12
    December 31, 1992(2)-------------    177,060     24,778         4,494          985         0.44        0.10        0.12
    March 31, 1993(3)----------------    147,853     14,162        (4,489)      (4,489)       (0.44)      (0.44)       0.12
Fiscal 1994:
    June 30, 1993--------------------  $ 168,079  $  17,676       $  (365)     $  (365)      $(0.04)     $(0.04)      $0.12
    September 30, 1993(4)------------    164,808     12,324        (5,270)      (5,270)       (0.52)      (0.52)       0.12
    December 31, 1993----------------    176,070     16,574           681          681         0.07        0.07        0.04
    March 31, 1994-------------------    146,541     10,930        (3,011)      (3,011)       (0.29)      (0.29)       0.04


(1) The Company's quarterly dividend payment dates were changed to coincide with the Company's rescheduled Board of Directors' meetings; consequently, no dividend was declared during the quarter ended June 30, 1992.

(2) Results of operations for the third quarter of fiscal 1993 include an extraordinary item, net of tax, of $3,509,000 or $0.34 per share, as described in Note 5 to the Consolidated Financial Statements.

(3) Results of operations for the fourth quarter of fiscal 1993 include a pre-tax charge of $3,300,000 related to the costs of consolidating manufacturing facilities as discussed in Note 10 to the Consolidated Financial Statements.

(4) Results of operations for the second quarter of fiscal 1994 include a pre-tax charge of $925,000 related to the cost of a work force reduction as discussed in Note 10 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions 'Election of Directors -- Nominees', ' -- Continuing Directors' and ' -- Compliance with
Section 16(a) of the Securities Exchange Act of 1934' in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the 'Proxy Statement'), is incorporated herein by reference. See also 'Executive Officers of the Registrant' included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information set forth under the captions 'Election of Directors -- Director Remuneration', ' -- Executive Compensation' and
' -- Compensation Committee Interlocks and Insider Participation' in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption 'Election of Directors -- Security Ownership' in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption 'Election of Directors -- Compensation Committee Interlocks and Insider Participation' and ' -- Other Information' in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1)  FINANCIAL STATEMENTS.

                           ITEM                                         PAGE

Independent Auditors' Report-------------------------------------------   F-1
Consolidated Balance Sheets at March 31, 1994 and 1993----------------- F-2 Consolidated Statements of Income for the years ended March 31, 1994,
  1993 and 1992--------------------------------------------------------   F-3
Consolidated Statements of Changes in Shareholders' Equity for the
  years ended March 31, 1994, 1993 and 1992----------------------------   F-4
Consolidated Statements of Cash Flows for the years ended
  March 31, 1994, 1993 and 1992----------------------------------------   F-5
Notes to Consolidated Financial Statements-----------------------------   F-6
(a)(2)  FINANCIAL STATEMENT SCHEDULES.


        SCHEDULE                        PAGE
Schedule  V. -- Property, Plant and Equipment--------------------------   S-1
Schedule VI. -- Accumulated Depreciation of Property, Plant and
  Equipment------------------------------------------------------------   S-2

    All other statements and schedules for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable, or the information is shown in the financial statements and related notes.

    (a)(3)  EXHIBITS.

    Asterisk indicates exhibit previously filed with the Commission and incorporated herein by reference as indicated.

 *3(a)     -- Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on
              Form S-4 (Registration No. 33-20959)).
 *3(b)     -- Articles of Amendment to Restated Articles of Incorporation
              (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1990 (File No.
              1-10307)).
 *3(c)     -- Statement of Resolution establishing Series of Shares designated Series
              A Junior Participating Preferred Stock (incorporated by reference to
              Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 (File No. 1-10307) (the '1990 Form 10-K')).
 *3(d)     -- Statement of Resolution increasing number of shares designated Series A
              Junior Participating Preferred Stock (incorporated by reference to
              Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1990 (File No. 1-10307)).
 *3(e)     -- Rights Agreement dated as of September 14, 1989 between the Company and
              The Bank of New York, as Rights Agent (incorporated by reference to
              Exhibit 1 to the Company's Current Report on Form 8-K dated September
              21, 1989 (File No. 1-10307)).
 *3(f)     -- By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the
              Company's Annual Report on Form 10-K for the year ended March 31, 1989
              (File No. 0-16674) (the '1989 Form 10-K')).
 *4(a)(1)  -- Credit Agreement dated as of June 10, 1993 among the Company, the signatory banks thereto and Harris Trust and Savings Bank, as Agent
              (incorporated by reference to Exhibit 4(b) to the Company's Annual
              Report on Form 10-K for the year ended March 31, 1993 (File No. 1-10307)
              ('1993 Form 10-K')).
                                       18


  4(a)(2)   -- First Amendment to Credit Agreement dated December 1, 1993.
  4(a)(3)   -- Second Amendment to Credit Agreement and First Amendment to Notes dated
               March 4, 1994.
 *4(b)      -- Indenture dated as of October 15, 1992 by and between the Company and
               Texas Commerce Bank National Association, as Trustee, relating to the
               Company's 8 3/8% Senior Notes due 1999 (Exhibit 4.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1992
               (File 1-10307)).

               The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

               Exhibits 10(a) through 10(k) relate to management contracts or compensatory plans.
*10(a)      -- Imperial Holly Corporation Stock Incentive Plan (as amended and restated
               effective April 29, 1993) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1993 (File No. 1-10307)).
*10(b)(1)   -- Imperial Holly Corporation Retirement Plan (as amended and restated
               effective January 1, 1989) (incorporated by reference to Exhibit 10(b)
               to the Company's Annual Report on Form 10-K for the year ended March 31,
               1992 (File No. 1-10307) ('1992 Form 10-K')).
*10(b)(2)   -- Amendment to Imperial Holly Corporation Retirement Plan (incorporation by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1992 (File No. 1-10307)).
*10(c)(1)   -- Specimen of the Company's Employment Agreement for certain of its officers (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the Quarter ended September 30, 1990
               (File No. 1-10307) (the 'September 1990 Form 10-Q')).
 10(c)(2)   -- Specimen of the Company's Amendment to Employment Agreement for certain of its officers.
 10(c)(3)   -- Schedule of Executive Officers' Employment Agreements.
*10(d)      -- Specimen of the Company's Severance Pay Agreements for certain of its officers (incorporated by reference to Exhibit 10.2 to the September
               1990 Form 10-Q).
*10(e)(1)   -- Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1990) and specimen of the Company's Salary
               Continuation Agreements (fully vested and graduated vesting) (as amended and restated effective August 1, 1990) for certain of its officers
               (incorporated by reference to Exhibit 10.3 to the September 1990 Form 10-Q).
 10(e)(2)   -- Specimen of the Company's Amendatory Agreement to Salary Continuation
               Agreement, amending payment amounts.
 10(e)(3)   -- Specimen of the Company's Amendment to Salary Continuation Agreement,
               amending paragraph 4.
 10(e)(4)   -- Specimen of the Company's Amendatory Agreement to Salary Continuation
               Agreement, amending paragraphs 2, 3, 4 and 8.
 10(e)(5)   -- Schedule of Executive Officers' Salary Continuation Agreements.
                                       19


*10(f)(1)   -- Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1990) and specimen of the Company's Benefit
               Restoration Agreement for certain of its officers (incorporated by reference to Exhibit 10.4 to the September 1990 Form 10-Q).
 10(f)(2)   -- First Amendment to the Company's Benefit Restoration Plan dated June 4, 1991.
 10(f)(3)   -- Schedule of Executive Officers' Benefit Restoration Agreements.
*10(g)(1)   -- Imperial Holly Corporation Executive Benefits Trust (incorporated by reference to Exhibit 10.5 to the September 1990 Form 10-Q).
 10(g)(2)   -- First Amendment to the Company's Executive Benefits Trust dated June 4,
               1991.
*10(h)(1)   -- Imperial Holly Corporation Employee Stock Ownership Plan (incorporated by reference to Exhibit 10(i) to the 1989 Form 10-K).
 10(h)(2)   -- First Amendment to the Company's Employee Stock Ownership Plan dated
               September 27, 1988.
 10(h)(3)   -- Second Amendment to the Company's Employee Stock Ownership Plan dated
               April 21, 1989.
 10(h)(4)   -- Third Amendment to the Company's Employee Stock Ownership Plan dated
               December 21, 1989.
 10(h)(5)   -- Fourth Amendment to the Company's Employee Stock Ownership Plan dated
               December 30, 1992.
*10(i)      -- Imperial Holly Corporation 1989 Nonemployee Director Stock Option Plan
               (incorporated by reference to Exhibit A to the Company's Proxy Statement dated June 16, 1989 for the 1989 Annual Meeting of Shareholders, File
               No. 0-16674).
 10(j)      -- Imperial Holly Corporation Retirement Plan For Nonemployee Directors.
*10(k)      -- Imperial Holly Corporation Employee Stock Purchase Plan (as amended and restated effective September 1, 1993) (incorporated by reference to
               Exhibit 4.10 to Post-Effective Amendment No. 1 to the Company's
               Registration Statement on Form S-8 (Registration No. 33-41769)).
*10(l)      -- Agreement of Limited Partnership of ChartCo Terminal, L.P. (incorporated by reference to Exhibit 10(j) to the 1990 Form 10-K).
 11         -- Computation of Income Per Common Share.
 21        --  Subsidiaries of the Company.
 23        --  Independent Auditors' Consent

    (b)  REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended March 31, 1994.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON JUNE 8, 1994.

                                              IMPERIAL HOLLY CORPORATION

                                     By:            JAMES C. KEMPNER
                                                    JAMES C. KEMPNER
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JUNE 8, 1994.

    SIGNATURE                                         CAPACITY

 JAMES C. KEMPNER                         President, Chief Executive Officer,
 JAMES C. KEMPNER                        Chief Financial Officer and Director
                                           (Principal Executive Officer and
                                             Principal Financial Officer)

   H. P. MECHLER                       Controller (Principal Accounting Officer)
   H. P. MECHLER

 I. H. KEMPNER, III                        Chairman of the Board of Directors
 I. H. KEMPNER, III

  ROBERT C. HANNA                        Vice Chairman of the Board of Directors
  ROBERT C. HANNA

   A. M. BARTOLO                                       Director
   A. M. BARTOLO

 JOHN D. CURTIN, JR.                                   Director
 JOHN D. CURTIN, JR.

  EDWARD O. GAYLORD                                    Director
  EDWARD O. GAYLORD

   ANN O. HAMILTON                                     Director
   ANN O. HAMILTON

       SIGNATURE                                       CAPACITY

     ROGER W. HILL                                     Director
     ROGER W. HILL

 HARRIS L. KEMPNER, JR.                                Director
 HARRIS L. KEMPNER, JR.

     HENRY E. LENTZ                                    Director
     HENRY E. LENTZ

   ROBERT L. K. LYNCH                                  Director
   ROBERT L. K. LYNCH

    FAYEZ S. SAROFIM                                   Director
    FAYEZ S. SAROFIM

    DANIEL K. THORNE                                   Director
    DANIEL K. THORNE

                          INDEPENDENT AUDITORS' REPORT

Imperial Holly Corporation:

    We have audited the accompanying consolidated financial statements of Imperial Holly Corporation and subsidiaries (the 'Company'), listed in Item 14(a)(1). Our audits also included the financial statement schedules listed in
Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imperial Holly Corporation and subsidiaries at March 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities to conform with Statement of Financial Accounting Standards No. 115 in 1994.

DELOITTE & TOUCHE

Houston, Texas
June 1, 1994

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              MARCH 31,
                                          1994         1993
                                           (IN THOUSANDS OF
               ASSETS                          DOLLARS)
CURRENT ASSETS:
    Cash and temporary
      investments--------------------  $       555  $     9,405
    Marketable securities (Note
      2)-----------------------------       28,334       22,148
    Accounts receivable -- trade-----       38,868       41,609
    Income tax receivable------------        4,988        5,703
    Inventories:
        Finished products (Note
          4)-------------------------      110,671       99,365
        Raw and in-process
          materials------------------       22,370       19,629
        Supplies---------------------       11,688       12,926
    Manufacturing costs prior to
      production (Note 1)------------       13,573       17,105
    Prepaid expenses-----------------        4,604        4,495
            Total current assets-----      235,651      232,385
OTHER INVESTMENTS -- at cost---------        6,553        6,799
PROPERTY, PLANT AND EQUIPMENT -- Net
  (Note 3)---------------------------      141,234      148,238
OTHER ASSETS-------------------------       10,222       10,780
            TOTAL--------------------  $   393,660  $   398,202
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable -- trade--------       43,767       46,659
    Short-term borrowings (Note
      4)-----------------------------       77,438       50,127
    Current maturities of long-term
      debt (Note 5)------------------           84       10,763
    Deferred income taxes (Note
      6)-----------------------------        9,957        8,769
    Other current liabilities--------       20,361       23,743
        Total current liabilities---- 151,607 140,061 LONG-TERM DEBT -- net of current
  maturities (Note 5)----------------      100,044      108,181
DEFERRED INCOME TAXES (Note 6)-------       21,605       19,950
ACCRUED PENSION AND OTHER BENEFITS
  (Note 7)---------------------------        5,667        7,548
COMMITMENTS AND CONTINGENCIES (Note
  9)
SHAREHOLDERS' EQUITY (Notes 4, 7 and
  8):
    Preferred stock, without par
      value, issuable in series;
      5,000,000 shares authorized,
      none issued--------------------
    Common stock, without par value;
      50,000,000 shares authorized,
      10,252,959 and 10,203,728
      shares issued at March 31, 1994
      and 1993, respectively---------       31,780       31,367
    Retained earnings----------------       79,862       91,095
    Unrealized securities
      gains -- net of income taxes
      (Note 2)-----------------------        3,804           --
    Pension liability adjustment
      (Note 7)-----------------------         (709)          --
        Total shareholders'
          equity---------------------      114,737      122,462
            TOTAL--------------------  $   393,660  $   398,202

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED MARCH 31,
                                            1994            1993            1992
                                                 (IN THOUSANDS OF DOLLARS)
NET SALES----------------------------  $      655,498  $      647,825  $      688,597
COSTS AND EXPENSES:
    Cost of sales--------------------         597,994         576,025         625,405
    Selling, general and
      administrative-----------------          60,699          61,361          60,212
    Cost of work force reduction
      (Note 10)----------------------             925              --              --
    Provision for consolidation of
      manufacturing facilities (Note
      10)----------------------------              --           3,300              --
        Total------------------------         659,618         640,686         685,617
OPERATING INCOME (LOSS)--------------          (4,120)          7,139           2,980
INTEREST EXPENSE---------------------         (10,906)        (10,824)         (9,247)
REALIZED SECURITIES GAINS -- Net
  (Note 2)---------------------------           1,465             898              67
OTHER INCOME -- Net (Note 10)--------           2,284           2,513             728
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM-----------------         (11,277)           (274)         (5,472)
PROVISION (CREDIT) FOR INCOME TAXES
  (Note 6)---------------------------          (3,312)           (397)         (2,657)
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM-------------------------------          (7,965)            123          (2,815)
EXTRAORDINARY ITEM -- Net of tax of
  $1,808,000 (Note 5)----------------              --          (3,509)             --
NET INCOME (LOSS)--------------------  $       (7,965) $       (3,386) $       (2,815)
EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK:
    Income (Loss) before
      extraordinary item-------------  $        (0.78) $         0.01  $        (0.28)
    Extraordinary item -- Net--------              --           (0.34)             --
    Net Income (Loss)----------------  $        (0.78) $        (0.33) $        (0.28)
WEIGHTED AVERAGE SHARES
  OUTSTANDING------------------------      10,220,172      10,187,184      10,162,836

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             UNREALIZED    PENSION
                                            COMMON STOCK         RETAINED    SECURITIES   LIABILITY
                                          SHARES       AMOUNT    EARNINGS      GAINS      ADJUSTMENT      TOTAL
                                                                (IN THOUSANDS OF DOLLARS)
BALANCE, APRIL 1, 1991---------------     10,154,898  $ 30,848   $ 105,845                             $   136,693
    Net loss-------------------------             --        --      (2,815)                                 (2,815)
    Cash dividends ($.48 per
      share)-------------------------             --        --      (4,881)                                 (4,881)
    Exercise of stock options and
      other transactions-------------         21,519       264          --                                     264
BALANCE, MARCH 31, 1992--------------     10,176,417    31,112      98,149                                 129,261
    Net loss-------------------------             --        --      (3,386)                                 (3,386)
    Cash dividends ($.36 per
      share)-------------------------             --        --      (3,668)                                 (3,668)
    Exercise of stock options and
      other transactions-------------         27,311       255          --                                     255
BALANCE, MARCH 31, 1993--------------     10,203,728    31,367      91,095                                 122,462
    Net loss-------------------------                               (7,965)                                 (7,965)
    Cash dividends ($.32 per
      share)-------------------------             --        --      (3,268)                                 (3,268)
    Exercise of stock options--------         38,805       306          --                                     306
    Employee stock purchase plan-----         10,426       107          --                                     107
    Unrealized securities
      gains -- net-------------------             --        --          --    $  3,804           --          3,804
    Pension liability adjustment-----             --        --          --          --     $   (709)          (709)
BALANCE, MARCH 31, 1994--------------     10,252,959  $ 31,780   $  79,862    $  3,804     $   (709)   $   114,737


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED MARCH 31,
                                          1994          1993          1992
                                              (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
    Net income (loss)----------------  $    (7,965) $     (3,386) $     (2,815)
    Adjustments for noncash and
      nonoperating items:
        Extraordinary item -- net----           --         3,509            --
        Depreciation-----------------       15,360        15,251        14,311
        Deferred income tax
          provision------------------          678           271        (2,912)
        Other------------------------         (797)          393            23
    Working capital changes:
        Receivables------------------        3,456        (3,858)        2,487
        Inventory--------------------      (12,809)      (19,359)       15,679
        Deferred and prepaid
          costs----------------------        3,423        (1,091)        2,783
        Accounts payable-------------       (2,892)         (212)        1,372
        Other liabilities------------       (6,119)          497        (1,165)
    Operating cash flow--------------       (7,665)       (7,985)       29,763
INVESTING ACTIVITIES:
    Capital expenditures-------------       (8,423)      (12,111)      (33,683)
    Investment in marketable
      securities---------------------       (5,135)       (4,706)       (4,579)
    Proceeds from sale of marketable
      securities---------------------        6,231         4,220         3,928
    Proceeds from sale of fixed
      assets-------------------------           60           129           146
    Other investments----------------          169          (301)           --
    Other----------------------------          356        (1,113)         (615)
    Investing cash flow--------------       (6,742)      (13,882)      (34,803)
FINANCING ACTIVITIES:
    Short-term borrowings:
        Bank borrowings -- net-------       25,622       (17,642)       14,096
        CCC
          borrowings -- advances-----       70,712       156,172       169,453
        CCC
         borrowings -- repayments----      (69,023)     (142,958)     (174,961)
    Repayment of long-term debt------      (18,816)      (61,602)          (46)
    Proceeds of long-term debt-------           --       100,000            --
    Dividends paid-------------------       (3,268)       (4,889)       (4,880)
    Stock option proceeds and
      other--------------------------          330           177           148
    Financing cash flow--------------        5,557        29,258         3,810
INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS--------------       (8,850)        7,391        (1,230)
CASH AND TEMPORARY INVESTMENTS,
  BEGINNING OF YEAR------------------        9,405         2,014         3,244
CASH AND TEMPORARY INVESTMENTS, END
  OF YEAR----------------------------  $       555  $      9,405  $      2,014

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1994, 1993 AND 1992

1.  ACCOUNTING POLICIES

    BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the 'Company'). All significant intercompany balances and transactions have been eliminated. The Company operates in one domestic business segment -- the production and sale of refined sugar and related products.

    CASH AND TEMPORARY INVESTMENTS -- Temporary investments consist of short-term, highly liquid investments with maturities of 90 days or less at the time of purchase.

    INVENTORIES -- Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in first-out ('LIFO') method. All other costs are determined under the first-in first-out ('FIFO') method.

    If only the FIFO cost method had been used, inventories would have been $14,805,000 and $13,823,000 higher at March 31, 1994 and 1993, respectively.
Reductions in inventory quantities in fiscal 1993 and 1992 resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years which were different than current costs. The effect of these liquidations was to decrease net income for the year ended March 31, 1993 by about $159,000 ($0.02 per share) and increase net income for the year ended March 31, 1992 by about $915,000 ($0.09 per share).

    SUGARBEETS PURCHASED -- Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond March 31. The contracts provide for the sharing with growers of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing). Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized to date for sugar sold in each of the contract years through March 31. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area.

    MANUFACTURING COSTS PRIOR TO PRODUCTION -- Certain manufacturing costs, principally repairs and maintenance, are incurred between processing periods. Such costs are deferred and are allocated to future sugar production.

    PROPERTY AND DEPRECIATION -- Property is stated at cost and includes expenditures for renewals and improvements and capitalized interest. Maintenance and repairs are charged to current operations. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is included in income.

    Depreciation is provided principally on the straight-line or sum-of-the-years' digits methods over the estimated service lives of the assets.

    FAIR VALUE OF FINANCIAL INSTRUMENTS -- The fair value of financial instruments is estimated based upon market trading information, where available. Absent published market values for an instrument, management estimates fair values based upon quotations from broker/dealers or interest rate information for similar instruments. The carrying amount of cash and temporary investments, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         MARCH 31, 1994, 1993 AND 1992

    FEDERAL INCOME TAXES -- Federal income tax expense includes the current tax obligation and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities.

    EARNINGS PER SHARE -- The computation of earnings per share is based on the weighted average number of shares outstanding. Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect would be insignificant.

    RECLASSIFICATIONS -- Certain amounts reported in prior fiscal years have been reclassified to conform with the fiscal 1994 presentation.

2.  MARKETABLE SECURITIES

    Effective March 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ('SFAS No. 115'). All of the Company's marketable securities are classified as 'available for sale', and accordingly, are reflected in the March 31, 1994 Consolidated Balance Sheet at fair market value, with the aggregate unrealized gain, net of related deferred tax liability, included in shareholders' equity. SFAS No. 115 may not be applied to prior periods, therefore the Company's marketable securities portfolio at March 31, 1993 is reported in the Consolidated Balance Sheet at amortized cost. Adoption of SFAS No. 115 had no effect on reported earnings. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method. Marketable securities consisted of the following (in thousands of dollars):

                                                            MARCH 31, 1994
                                                                   FAIR            GROSS
                                                    AMORTIZED     MARKET    UNREALIZED HOLDING
                                         SHARES       COST        VALUE       GAINS      LOSSES
US Government securities due 1995
 through 1997------------------------               $  1,295    $    1,308  $       22   $   (9)
Municipal securities due 1996--------                  1,482         1,472          --      (10)
Corporate debt securities due
  2015-------------------------------                  1,093         1,104          11       --
Preferred stocks---------------------                    698           981         283       --
Common stocks:
    Philip Morris Companies Inc.-----     142,700      4,036         7,224       3,188       --
    Food and beverage stocks---------                  4,480         6,732       2,320      (68)
    Health care stocks---------------                  2,787         2,400          30     (417)
    Energy stocks--------------------                  1,984         2,267         289       (6)
    Other common stocks--------------                  4,626         4,846         407     (187)
        Total common stocks----------                 17,913        23,469       6,234     (678)
Total--------------------------------               $ 22,481    $   28,334  $    6,550   $ (697)

                                      F-7

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         MARCH 31, 1994, 1993 AND 1992

                                                            MARCH 31, 1993
                                                                   FAIR            GROSS
                                                    AMORTIZED     MARKET    UNREALIZED HOLDING
                                         SHARES       COST        VALUE       GAINS      LOSSES
US Government securities-------------               $  1,736    $    1,875  $      139       --
Municipal securities-----------------                  2,376         2,401          25       --
Preferred stocks---------------------                  2,015         2,571         556       --
Common stocks:
    Philip Morris Companies Inc.-----     175,000      4,816        11,200       6,384       --
    Food and beverage stocks---------                  4,480         7,580       3,113   $  (13)
    Health care stocks---------------                  2,787         2,778         189     (198)
    Energy stocks--------------------                  1,454         1,693         239       --
    Other common stocks--------------                  2,484         2,898         419       (5)
        Total common stocks----------                 16,021        26,149      10,344     (216)
Total--------------------------------               $ 22,148    $   32,996  $   11,064   $ (216)


    Realized securities gains are reported net of realized losses of $0 in 1994, $49,000 in 1993 and $19,000 in 1992. Marketable securities with a market value of $5,527,000 at March 31, 1994 were pledged to secure certain insurance obligations.

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at March 31, 1994 and 1993 consisted of the following (in thousands of dollars):

                                          1994         1993
Land---------------------------------  $    14,674  $    14,625
Buildings, machinery and
  equipment--------------------------      250,902      243,596
Construction in progress-------------        1,569        2,161
    Total----------------------------      267,145      260,382
Less accumulated depreciation--------      125,911      112,144
Property, Plant and
  Equipment -- Net-------------------  $   141,234  $   148,238

4.  SHORT-TERM BORROWINGS

    At March 31, 1994, the Company had working capital financing available from domestic banks under a $90,000,000 unsecured revolving credit line. The line of credit provides for interest on advances at floating or negotiated rates, requires commitment fees and is subject to a credit agreement which limits, among other things, the Company's right, without consent of the lenders, to take certain actions and requires the Company to maintain certain financial and operating ratios. At March 31, 1994, the Company had the ability to pay dividends of up to $20,000,000 under the most restrictive of such financial covenants. The Company also has short-term borrowing facilities available from banks on an uncommitted basis aggregating $45,000,000 at March 31, 1994. Interest on these borrowings is on a negotiated rate basis.

    Additionally, the Company borrows short-term from the Commodity Credit Corporation ('CCC') under the United States Department of Agriculture's price support loan program. CCC borrowings are secured by refined beet sugar inventory and are nonrecourse to the Company.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         MARCH 31, 1994, 1993 AND 1992

    Outstanding borrowings at March 31, 1994 and 1993 were as follows (in thousands of dollars):

                                          1994        1993
Commodity Credit Corporation---------  $   51,766  $   50,077
Bank working capital financing-------      25,672          50
    Total----------------------------  $   77,438  $   50,127

    Short-term borrowing balance and interest rate information for the last three fiscal years is as follows (in thousands of dollars):

                                          1994         1993        1992
At period end:
    Balance--------------------------  $    77,438  $   50,127  $   54,555
    Weighted average rate------------         3.82%       3.38%       4.28%
During the period:
    Daily average balance------------  $    68,846  $   64,391  $   39,595
    Daily average rate---------------         3.56%       3.81%       5.26%
    Maximum month-end balance--------  $   108,153  $   82,417  $   69,861

    Interest capitalized as part of the cost of constructing assets was $31,000 in 1994, $43,000 in 1993, and $624,000 in 1992.

5.  LONG-TERM DEBT

    Long-term debt at March 31, 1994 and 1993 was as follows (in thousands of dollars):

                                          1994         1993
8 3/8% senior notes------------------  $   100,000  $   100,000
10.93% senior notes------------------           --       18,750
Equipment financing obligations and
  other------------------------------          128          194
Total long-term debt-----------------      100,128      118,944
Less current maturities--------------           84       10,763
Long-term debt, net------------------  $   100,044  $   108,181

    In a public offering completed in October 1992, the Company issued $100,000,000 principal amount of 8 3/8% senior notes due 1999. The notes do not require principal payments prior to maturity. A portion of the net proceeds of approximately $98.7 million were used to retire $56.3 million principal amount of the Company's 10.93% senior notes. In connection with the prepayment of the 10.93% senior notes, the Company paid a make-whole premium which is reported, net of tax, as an extraordinary item. The remaining balance of the 10.93% senior notes was repaid, without premium, in October 1993. The indenture relating to the 8 3/8% senior notes contains restrictions on the Company's ability to create liens on certain properties. Based on a dealer quote, the fair value of the 8 3/8% senior notes as of March 31, 1994 was approximately $92 million.

    In August 1991, the Company entered into an interest rate swap agreement with Lehman Brothers, Inc. ('Lehman') under which the Company receives payments based on a fixed rate of 7.77%, and pays Lehman amounts based on the three month LIBOR rate. The swap extends for a five year term, with the initial notional principal amount of $32,143,000 being reduced by $10,714,000 per year in the fourth and fifth years. The Company is exposed to credit risk in the event of non-performance by Lehman; however, the Company does not anticipate non-performance.

    Cash paid for interest on short and long-term debt was $11,160,000 in 1994, $10,031,000 in 1993, and $10,263,000 in 1992.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         MARCH 31, 1994, 1993 AND 1992

6.  INCOME TAXES

    In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. The effect of the adoption of this new standard on the Company's results of operations was not significant.

    The components of the consolidated income tax provision (credit) for each of the last three fiscal years were as follows (in thousands of dollars):

                                          1994        1993        1992
Federal:
    Current--------------------------  $   (4,032) $   (1,063) $      769
    Deferred-------------------------         678         271      (2,912)
State--------------------------------          42         395        (514)
        Total------------------------  $   (3,312) $     (397) $   (2,657)

    The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities at March 31, 1994 and 1993 were as follows (in thousands of dollars):

                                                       1994                                 1993
                                        ASSETS     LIABILITIES     TOTAL     ASSETS     LIABILITIES     TOTAL
Current:
    Marketable securities valuation
      differences--------------------        --    $   (2,049)  $  (2,049)       --             --          --
    Inventory valuation differences,
      principally purchase
      accounting---------------------        --         (6,222)     (6,222)       --     $   (6,420)  $  (6,420)
    Manufacturing costs prior to
      production deducted
      currently----------------------        --         (4,747)     (4,747)       --         (5,815)     (5,815)
    Accruals not currently
      deductible---------------------   $ 1,729             --       1,729   $ 2,220             --       2,220
    Alternate minimum tax
      differences--------------------       903             --         903       903             --         903
    Other----------------------------       429             --         429       343             --         343
        Total current----------------     3,061        (13,018)     (9,957)    3,466        (12,235)     (8,769)
Noncurrent:
    Depreciation differences,
      including purchase
      accounting---------------------        --        (21,117)    (21,117)       --        (20,420)    (20,420)
    Pension cost differences---------        --           (616)       (616)      133             --         133
    Accruals not currently
      deductible---------------------     1,097             --       1,097     1,429             --       1,429
    Other----------------------------        --           (969)       (969)       --         (1,092)     (1,092)
        Total noncurrent-------------     1,097        (22,702)    (21,605)    1,562        (21,512)    (19,950)
        Total------------------------   $ 4,158     $  (35,720)  $ (31,562)  $ 5,028     $  (33,747)  $ (28,719)

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         MARCH 31, 1994, 1993 AND 1992

    The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

                                          1994       1993        1992
Statutory federal rate---------------          35%        34%         34%
Income taxes computed at the
  statutory federal rate-------------  $   (3,947) $     (93) $   (1,860)
Effect of increase in statutory rate
  on deferred tax liabilities--------         871         --          --
Nontaxable interest and dividends----        (295)      (341)       (320)
Effect of state income taxes---------          28        262        (305)
Effect of foreign sales
  corporation------------------------         (53)      (111)        (99)
ESOP dividends and other-------------          84       (114)        (73)
    Total----------------------------  $   (3,312) $    (397) $   (2,657)

    Income taxes paid (recovered) were $(4,482,000) in 1994, $(3,571,000) in 1993, and $5,812,000 in 1992.

7.  EMPLOYEE BENEFITS

    RETIREMENT PLANS -- Substantially all of the Company's nonseasonal employees are covered by retirement plans. Certain unionized employees are covered by an industry-wide plan, and other employees are covered by Company-sponsored defined benefit plans. Under the Company-sponsored defined benefit plans, retirement benefits are primarily a function of years of service and the employee's compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains, and losses over a weighted average period of twelve years. Additionally, the Company provides a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law. In fiscal 1993, the Company adopted a non-qualified retirement plan for non-employee directors, which provides benefits based upon years of service as a director and the retainer in effect at the date of a director's retirement.

    As required by Statement of Financial Accounting Standards No. 87, the Company has recorded as a minimum pension liability the excess of the accumulated benefit obligation over the fair value of plan assets. To the extent that the resulting adjustment exceeded unamortized prior service cost and transition loss, the additional charge has been shown as a reduction of shareholders' equity.

    The aggregate net periodic pension cost for these plans for each of the past three fiscal years included the following components (in thousands of dollars):

                                         1994       1993       1992
Company-sponsored plans:
    Service cost for benefits earned
      during the period                $   1,973  $   2,095  $   1,603
    Interest cost on projected
      benefit obligation-------------      2,156      2,137      1,703
    Actual return on plan assets-----        275       (535)      (784)
    Net amortization and deferral----     (1,398)        43        167
    Net periodic pension
      cost -- Company-sponsored
      plans--------------------------      3,006      3,740      2,689
Industry-wide plan for certain
  unionized employees----------------        517        474        421
    Total pension cost---------------  $   3,523  $   4,214  $   3,110

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         MARCH 31, 1994, 1993 AND 1992

    The funded status of the Company-sponsored plans was as follows at March 31, 1994 and 1993 (in thousands of dollars):

                                                     1994                                1993
                                       PLANS FOR WHICH   PLANS FOR WHICH   PLANS FOR WHICH   PLANS FOR WHICH
                                         ACCUMULATED      ASSETS EXCEED      ACCUMULATED      ASSETS EXCEED
                                       BENEFITS EXCEED     ACCUMULATED     BENEFITS EXCEED     ACCUMULATED
                                           ASSETS           BENEFITS           ASSETS           BENEFITS
Actuarial present value of projected
  benefit obligations:
    Accumulated benefit obligations:
        Vested-----------------------     $   7,040         $  13,436         $   6,375         $  11,354
        Nonvested--------------------           611               540               553               481
    Total accumulated benefit
      obligations--------------------         7,651            13,976             6,928            11,835
    Effect of projected future salary
      increases----------------------           753             7,226               380             6,718
    Projected benefit obligations----         8,404            21,202             7,308            18,553
Plan assets at fair value (primarily
  listed stocks and bonds)-----------         3,115            18,028             2,631            16,039
Excess of projected benefit
  obligations over plan assets-------         5,289             3,174             4,677             2,514
Prior service cost of plan
  amendments-------------------------        (2,520)               54            (1,790)             (192)
Unrecognized net gains (losses):
    Arising at transition date-------        (1,616)              448            (1,930)              525
    Arising subsequent to transition
      date---------------------------        (1,043)           (4,835)             (593)           (2,699)
Adjustment for additional
  liability--------------------------         4,426                 0             3,934                 0
Accrued (prepaid) pension cost-------     $   4,536         $  (1,159)        $   4,298         $     148
Assumptions used:
    Current discount rate for plan
      liabilities--------------------          7.75%             7.75%             7.75%             7.75%
    Projected annual rate of increase
      in compensation levels---------           5.5%              5.5%              5.5%              5.5%
    Assumed long-term return on plan
      assets-------------------------           8.0%              8.0%              8.0%              8.0%

    401(K) TAX DEFERRED SAVINGS PLAN -- Substantially all of the Company's nonbargaining unit employees and a portion of the Company's bargaining unit employees may elect to defer from 1% to 15% of their annual compensation in the plan established January 1, 1990. The Company may make discretionary matching contributions of up to 38% of the first $2,500 contributed by an employee. No amount was charged to expense in 1994 and 1993; $226,000 was charged to expense in fiscal 1992.

    EMPLOYEE STOCK PURCHASE PLAN -- In July 1993, the shareholders approved an amended and restated employee stock purchase plan and reserved 1,000,000 shares of common stock. The plan provides substantially all year-round employees the option to purchase shares of common stock either through open market purchases at market value or directly from the Company at 85% of market

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         MARCH 31, 1994, 1993 AND 1992

value. An amount of $16,000 was charged to compensation expense in fiscal 1994 for the discount on shares purchased under the latter alternative.

    STOCK INCENTIVE PLAN -- The shareholders have approved the Imperial Holly Corporation Stock Incentive Plan, and have reserved for issuance 812,500 shares of common stock. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options have an exercise price equal to the fair market value of the shares of common stock at date of grant, become exercisable in annual increments for up to five years commencing one year after date of grant, and expire not more than ten years from date of grant.

    Stock option activity in the plan during the last three fiscal years was as follows:

                                                 1994                        1993                        1992
                                                       PRICE                       PRICE                       PRICE
                                        OPTIONS      PER SHARE      OPTIONS      PER SHARE      OPTIONS      PER SHARE
Beginning Balance--------------------     363,214   $6.44-$16.83      404,939   $6.44-$16.83      440,084   $6.44-$16.83
Granted------------------------------     208,000   $8.69-$14.00           --                          --
Cancelled----------------------------     (34,201)  $8.69-$15.88      (14,414)  $6.44-$15.88      (16,626)  $6.44-$15.88
Exercised----------------------------     (42,198)     $6.44          (27,311)     $6.44          (18,519)     $6.44
Balance,
  March 31---------------------------     494,815   $6.44-$16.83      363,214   $6.44-$16.83      404,939   $6.44-$16.83
Exercisable as of March 31-----------     248,466   $6.44-$16.83      264,727   $6.44-$16.83      178,084   $6.44-$16.83

    Certain stock options listed above were granted with SARs. The SARs provide that, in lieu of the exercise of options, the optionee may receive cash or shares of stock with a fair market value equal to the amount by which the fair market value on exercise date of the stock subject to the option exceeds the option price. No SARs have been exercised and, at March 31, 1994, options outstanding with SARs attached totaled 72,589 shares (of which 60,431 were exercisable). A charge (credit) representing the increase (decrease) of the excess of fair market value over the exercise price of SARs totaling $(159,000) in 1994, $19,000 in 1993, and $(15,000) in 1992 has been recorded as compensation expense.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         MARCH 31, 1994, 1993 AND 1992

    NONEMPLOYEE DIRECTOR STOCK OPTION PLAN -- During fiscal 1990, the shareholders approved the Nonemployee Director Stock Option Plan and reserved 30,000 shares of common stock for issuance under the plan. The plan provides for the automatic granting to each nonemployee director options to purchase 1,500 shares of common stock at a price equal to 50% of the fair market value at date of grant. The options become exercisable upon the completion of three years of service as a director, and expire over a two year period from the date first exercisable. Stock option activity in the plan during the last three fiscal years was as follows:

                                                 1994                      1993                      1992
                                                      PRICE                     PRICE                     PRICE
                                        OPTIONS     PER SHARE     OPTIONS     PER SHARE     OPTIONS     PER SHARE
Beginning Balance--------------------    3,000     $8.09-$8.84     3,000     $8.09-$8.84      4,500    $8.84-$9.29
Granted------------------------------    3,000     $4.75-$7.00        --                      1,500       $8.09
Exercised----------------------------       --                        --                     (3,000)      $9.29
Balance, March 31--------------------    6,000     $4.75-$8.84     3,000     $8.09-$8.84      3,000    $8.09-$8.84
Exercisable as of March 31----           1,500        $8.84           --                         --

8.  SHAREHOLDER RIGHTS PLAN

    On September 14, 1989, the Board of Directors declared a dividend of one Right for each outstanding share of the Company's common stock. Each of the Rights, which are currently attached to the common stock, entitle the holder to purchase two three-hundredths of a share of a new series of Junior Participating Preferred Stock (68,353 in total as of March 31, 1994) at a price of $60 (subject to adjustment). The Rights are not exercisable until the earlier of ten days after the public announcement that a person or group has acquired 25% or more of the Company's outstanding common stock or ten business days after the commencement of a tender offer to acquire such 25% interest. Under certain circumstances, the Rights, other than the Rights held by the 25% shareholder, will become exercisable for common stock of the Company (or an acquiring person) with a market value equal to two times the exercise price of the Right. The Rights are redeemable, at 2/3 cents per Right, at any time prior to a person becoming a 25% shareholder. The Rights will expire on September 25, 1999.

9.  COMMITMENTS AND CONTINGENCIES

    The Company is party to litigation and claims which are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

    A jury verdict was rendered against the Company in a wrongful discharge suit in October 1991. The Company reached a settlement of this matter with the plaintiff in May 1992 and provided for the full amount of the settlement by a charge to other income in fiscal 1992.

    In 1992, the U.S. Customs Service ('Customs') notified the Company that Customs had audited customs drawback claims filed by the Company in 1985 and that Customs would require the Company to repay to Customs certain duties and fees previously refunded to the Company. In April 1992, the Company refunded $2.5 million to Customs under protest, a condition precedent to the commencement of an appeal of the audit decision, and recorded such amount in other assets. In May 1992, the Company commenced its appeal in the Court of International Trade and, based in part on an evaluation by outside counsel, management expects to be successful in its claim.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         MARCH 31, 1994, 1993 AND 1992

    The Company was initially notified by the Environmental Protection Agency ('EPA') in October 1992 that it had been identified as a 'de minimis' potentially responsible party with respect to the Operating Industries, Inc. Superfund site in Monterey, California. The EPA notice states that fuel oil removed from a former Holly Sugar Corporation factory was disposed of at the site by a third party waste disposal contractor when the factory was closed in 1977, prior to the acquisition of Holly Sugar by the Company. According to the notice from the EPA, approximately 300 potentially responsible parties have previously agreed to perform portions of the cleanup work at the site and to pay the costs for the oversight of this work. In May 1993, the Company received a new notice from the EPA informing the Company that its status had been revised to that of a potentially responsible party on the basis of volumetric calculations by the EPA. The Company successfully contested the EPA's volumetric calculations and in November 1993, received acknowledgment from the EPA that volumes of fuel oil from the former Holly Sugar factory disposed of at the site had been reduced to the level which should result in the Company being reclassified as a 'de minimis' potentially responsible party. By law, as long as a party remains a 'de minimis' potentially responsible party, liability for clean up costs is limited to no more than $500,000. The Company has not been able to determine its ultimate liability, if any, with respect to this matter.

    The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $3,117,000, $4,542,000 and $6,570,000 in fiscal 1994, 1993 and 1992 respectively.

    The aggregate future minimum lease commitments under noncancelable operating leases at March 31, 1994 are summarized as follows (in thousands of dollars):

                                        OPERATING
FISCAL YEAR                              LEASES
  1995-------------------------------    $ 2,123
  1996-------------------------------      1,657
  1997-------------------------------      1,111
  1998-------------------------------        753
  1999-------------------------------        517
After 1999---------------------------      2,604

10.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

    A $925,000 charge was recorded in fiscal 1994 to provide for the cost of a work force reduction which was substantially completed during the year.

    The Company ceased beet sugar production at its Betteravia, California factory and converted the facility to a forward packaging and distribution center during fiscal 1994. A pre-tax charge of $3,300,000 was included in fiscal 1993 operating results for the estimated costs of this action, including a $1,100,000 allowance for loss on disposition of the manufacturing related assets.

    Other income -- net includes interest and dividends totaling $1,494,000 in 1994, $1,584,000 in 1993 and $1,649,000 in 1992. Maintenance and repair costs totaled $30,257,000 in 1994, $29,373,000 in 1993 and $31,225,000 in 1992.
Amounts charged to expense for research and development were $2,679,000 in 1994, $3,579,000 in 1993 and $3,017,000 in 1992.

                                                                      SCHEDULE V

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992

                           (IN THOUSANDS OF DOLLARS)

                                        BALANCE AT                                                BALANCE
                                        BEGINNING     ADDITIONS                     OTHER          AT END
           CLASSIFICATION               OF PERIOD      AT COST     RETIREMENTS     CHANGES         PERIOD
1994:
    Land-----------------------------   $   14,625    $      49                                   $ 14,674
    Buildings, machinery and
      equipment----------------------      243,596        1,629      $ 1,660     $     7,337 (1)   250,902
    Construction in progress---------        2,161        6,745                       (7,337)(1)     1,569
        TOTAL------------------------   $  260,382    $   8,423      $ 1,660     $         0      $267,145
1993:
    Land-----------------------------   $   14,867                   $   242                      $ 14,625
    Buildings, machinery and
      equipment----------------------      229,887    $   5,055          767     $    10,521 (1)   243,596
                                                                                      (1,100)(2)
    Construction in progress---------        5,626        7,056                      (10,521)(1)     2,161
        TOTAL------------------------   $  250,380    $  12,111      $ 1,009     $    (1,100)     $260,382
1992:
    Land-----------------------------   $   14,665    $     212      $    10                      $ 14,867
    Buildings, machinery and
      equipment----------------------      192,817        4,796        1,257     $    33,531 (1)   229,887
    Construction in progress---------       10,470       28,687                      (33,531)(1)     5,626
        TOTAL------------------------   $  217,952    $  33,695      $ 1,267     $         0      $250,380

(1) Transfers from construction in progress.

(2) Allowance for loss on disposition of manufacturing related assets.

                                                                     SCHEDULE VI

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992

                           (IN THOUSANDS OF DOLLARS)


                                                       ADDITIONS
                                                        CHARGED
                                        BALANCE AT      TO COST                     BALANCE
                                         BEGINNING        AND                        AT END
             DESCRIPTION                 OF PERIOD     EXPENSES     RETIREMENTS    OF PERIOD
1994:
    Buildings, machinery and
      equipment----------------------    $  112,144    $  15,360      $ 1,593      $  125,911
1993:
    Buildings, machinery and
      equipment----------------------    $   97,478    $  15,251      $   585      $  112,144
1992:
    Buildings, machinery and
      equipment----------------------    $   84,276    $  14,311      $ 1,109      $   97,478

                               INDEX TO EXHIBITS

                                                                                                               SEQUENTIALLY
  EXHIBIT                                                                                                        NUMBERED
  NUMBER                                                  DESCRIPTION                                             PAGES
     *3(a)      -- Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
                   3(b) to the Company's Registration Statement on Form S-4 (Registration No. 33-20959)).
      *3(b)     -- Articles of Amendment to Restated Articles of Incorporation (incorporated by reference to
                   Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1990 (File No. 1-10307)).
      *3(c)     -- Statement of Resolution establishing Series of Shares designated Series A Junior
                   Participating Preferred Stock (incorporated by reference to Exhibit 3(b) to the Company's
                   Annual Report on Form 10-K for the year ended March 31, 1990 (File No. 1-10307) (the '1990
                   Form 10-K')).
      *3(d)     -- Statement of Resolution increasing number of shares designated Series A Junior
                   Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-10307)).
      *3(e)     -- Rights Agreement dated as of September 14, 1989 between the Company and The Bank of New
                   York, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current
                   Report on Form 8-K dated September 21, 1989 (File No. 1-10307)).
      *3(f)     -- By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual
                   Report on Form 10-K for the year ended March 31, 1989 (File No. 0-16674) (the '1989 Form
                   10-K')).
      *4(a)(1)  -- Credit Agreement dated as of June 10, 1993 among the Company, the signatory banks thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (File No.
                   1-10307) ('1993 Form 10-K')).
       4(a)(2)  -- First Amendment to Credit Agreement dated December 1, 1993.
       4(a)(3)  -- Second Amendment to Credit Agreement and First Amendment to Notes dated March 4, 1994.
      *4(b)     -- Indenture dated as of October 15, 1992 by and between the Company and Texas Commerce Bank
                   National Association, as Trustee, relating to the Company's 8 3/8% Senior Notes due 1999
                   (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1992 (File 1-10307)).
                   The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
                   Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.
                   Exhibits 10(a) through 10(k) relate to management contracts or compensatory plans.
     *10(a)     -- Imperial Holly Corporation Stock Incentive Plan (as amended and restated effective April
                   29, 1993) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1993 (File No. 1-10307)).
     *10(b)(1)  -- Imperial Holly Corporation Retirement Plan (as amended and restated effective January 1,
                   1989) (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form
                   10-K for the year ended March 31, 1992 (File No. 1-10307) ('1992 Form 10-K')).
     *10(b)(2)  -- Amendment to Imperial Holly Corporation Retirement Plan (incorporation by reference to
                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1992 (File No. 1-10307)).
     *10(c)(1)  -- Specimen of the Company's Employment Agreement for certain of its officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                   Quarter ended September 30, 1990 (File No. 1-10307) (the 'September 1990 Form 10-Q')).
      10(c)(2)  -- Specimen of the Company's Amendment to Employment Agreement for certain of its officers.
      10(c)(3)  -- Schedule of Employment Agreements.
     *10(d)     -- Specimen of the Company's Severance Pay Agreements for certain of its officers
                   (incorporated by reference to Exhibit 10.2 to the September 1990 Form 10-Q).
     *10(e)(1)  -- Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective
                   August 1, 1990) and specimen of the Company's Salary Continuation Agreements (fully vested and graduated vesting) (as amended and restated effective August 1, 1990) for certain of its officers (incorporated by reference to Exhibit 10.3 to the September 1990 Form 10-Q).
      10(e)(2)  -- Specimen of the Company's Amendatory Agreement to Salary Continuation Agreement, amending payment amounts.
      10(e)(3)  -- Specimen of the Company's Amendment to Salary Continuation Agreement, amending paragraph
                   4.
      10(e)(4)  -- Specimen of the Company's Amendatory Agreement to Salary Continuation Agreement, amending paragraphs 2, 3, 4 and 8.
      10(e)(5)  -- Schedule of Executive Officers' Salary Continuation Agreements.
     *10(f)(1)  -- Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective
                   August 1, 1990) and specimen of the Company's Benefit Restoration Agreement for certain of its officers (incorporated by reference to Exhibit 10.4 to the September 1990 Form 10-Q).
      10(f)(2)  -- First Amendment to the Company's Benefit Restoration Plan dated June 4, 1991.
      10(f)(3)  -- Schedule of Executive Officers' Benefit Restoration Agreements.
     *10(g)(1)  -- Imperial Holly Corporation Executive Benefits Trust (incorporated by reference to Exhibit
                   10.5 to the September 1990 Form 10-Q).
     *10(h)(1)  -- Imperial Holly Corporation Employee Stock Ownership Plan (incorporated by reference to
                   Exhibit 10(i) to the 1989 Form 10-K).
      10(h)(2)  -- First Amendment to the Company's Employee Stock Ownership Plan dated September 27, 1988.
      10(h)(3)  -- Second Amendment to the Company's Employee Stock Ownership Plan dated April 21, 1989.
      10(h)(4)  -- Third Amendment to the Company's Employee Stock Ownership Plan dated December 21, 1989.
      10(h)(5)  -- Fourth Amendment to the Company's Employee Stock Ownership Plan dated December 30, 1992.
     *10(i)     -- Imperial Holly Corporation 1989 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated June 16, 1989 for the 1989
                   Annual Meeting of Shareholders, File No. 0-16674).
      10(j)     -- Imperial Holly Corporation Retirement Plan For Nonemployee Directors.
     *10(k)     -- Imperial Holly Corporation Employee Stock Purchase Plan (as amended and restated effective
                   September 1, 1993) (incorporated by reference to Exhibit 4.10 to Post-Effective Amendment
                   No. 1 to the Company's Registration Statement on Form S-8 (Registration No. 33-41769)).
     *10(l)     -- Agreement of Limited Partnership of ChartCo Terminal, L.P. (incorporated by reference to
                   Exhibit 10(j) to the 1990 Form 10-K).
      11        -- Computation of Income Per Common Share.
      21        -- Subsidiaries of the Company.
      23        -- Independent Auditors' Consent

