Form 10-Q
period 1994-06-30
IMPERIAL HOLLY CORP
filed 1994-08-11
CIK 831327

- - ------------------------------------------------------------------------------
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------


                                 FORM 10-Q


[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                    OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........ to ........

Commission file number 1-10307
                      ------------------------------

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

                            Yes /X/   No / /

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1994.

                            10,261,963 shares.


                     Exhibit Index Appears on Page 14

                            Page 1 of 20 Pages
- - ------------------------------------------------------------------------------

                           IMPERIAL HOLLY CORPORATION

                                     Index
                                                                     Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Consolidated Balance Sheets                             3

               Consolidated Statements of Income                       4

               Consolidated Statements of Cash Flows                   5

               Consolidated Statement of Changes in
               Shareholders' Equity                                    6

               Notes to Consolidated Financial Statements              7

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations           9


PART II - OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders      12

    Item 6.  Exhibits and Reports on Form 8-K                         12

PART I - FINANCIAL INFORMATION

                IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                 JUNE 30, 1994   March 31, 1994
                                                  (UNAUDITED)
                                                 -------------   --------------
                  ASSETS                            (In Thousands of Dollars)
CURRENT ASSETS:
  Cash and temporary investments                   $   1,851         $     555
  Marketable securities                               28,068            28,334
  Accounts receivable                                 47,221            43,856
  Advances on raw sugar purchase contract              7,112              --
  Inventories:
    Finished products                                 83,067           110,671
    Raw and in-process materials                      27,415            22,370
    Supplies                                          11,658            11,688
  Manufacturing costs prior to production             17,460            13,573
  Prepaid expenses                                     3,534             4,604
                                                   ---------         ---------
      Total current assets                           227,386           235,651

OTHER INVESTMENTS                                      6,513             6,553

PROPERTY, PLANT AND EQUIPMENT                        267,151           267,145
  Less accumulated depreciation                     (129,147)         (125,911)
                                                   ---------         ---------
  Property, plant and equipment, net                 138,004           141,234

OTHER ASSETS                                          10,126            10,222
                                                   ---------         ---------
       TOTAL                                       $ 382,029         $ 393,660
                                                   =========         =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade                        $  55,557         $  43,767
  Short-term borrowings                               56,717            77,438
  Current maturities of long-term debt                    84                84
  Other current liabilities                           28,440            30,318
                                                   ---------         ---------
      Total current liabilities                      140,798           151,607

LONG-TERM DEBT                                       100,039           100,044

DEFERRED TAXES AND OTHER CREDITS                      27,141            27,272

SHAREHOLDERS' EQUITY
  Preferred stock                                       --                --
  Common stock                                        31,833            31,780
  Retained earnings                                   80,448            79,862
  Unrealized securities gains -- net                   2,479             3,804
  Pension liability adjustment                          (709)             (709)
                                                   ---------         ---------
    Total shareholders' equity                       114,051           114,737
                                                   ---------         ---------
       TOTAL                                       $ 382,029         $ 393,660
                                                   =========         =========

              See notes to consolidated financial statements.

                IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                      Three Months Ended
                                                            June 30,
                                                 -----------------------------
                                                      1994            1993
                                                 ------------     ------------
                                                   (In Thousands of Dollars)

NET SALES                                            $149,324         $168,079
                                                 ------------     ------------
COSTS AND EXPENSES:
  Cost of sales                                       134,451          150,403
  Selling, general and administrative                  13,621           16,119
                                                 ------------     ------------
    Total                                             148,072          166,522
                                                 ------------     ------------
OPERATING INCOME                                        1,252            1,557
INTEREST EXPENSE                                       (2,633)          (2,759)
REALIZED SECURITIES GAINS -- NET                        1,622              454
OTHER INCOME -- Net                                     1,337               95
                                                 ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                       1,578             (653)
PROVISION (CREDIT) FOR INCOME TAXES                       582             (288)
                                                 ------------     ------------
NET INCOME (LOSS)                                        $996            $(365)
                                                 ============     ============
EARNINGS (LOSS) PER SHARE OF COMMON STOCK               $0.10           $(0.04)
                                                 ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING                10,256,331       10,203,728
                                                 ============     ============

              See notes to consolidated financial statements.

                IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                        Three Months Ended
                                                              June 30
                                                     -------------------------
                                                        1994            1993
                                                     ---------       ---------
                                                      (In Thousands of Dollars)

OPERATING ACTIVITIES:
  Net income                                         $     996       $    (365)
  Adjustments for non-cash and non-operating
   items:
    Depreciation                                         3,640           4,113
    Other                                               (2,877)           (186)
  Working capital changes:
    Receivables                                         (3,365)            704
    Advances on raw sugar purchase contract             (7,112)           --
    Inventory                                           22,589         (11,665)
    Deferred and prepaid costs                          (2,817)            969
    Accounts payable                                    11,790           8,721
    Other liabilities                                   (1,299)         (1,325)
                                                     ---------       ---------
  Operating cash flow                                   21,545             966
                                                     ---------       ---------
INVESTMENT ACTIVITIES:
  Capital expenditures                                  (1,790)         (2,758)
  Investment in marketable securities                   (3,348)         (1,813)
  Proceeds from sale of marketable securities            3,191           3,013
  Proceeds from sale of fixed assets                     2,783               4
  Other                                                      6             (67)
                                                     ---------       ---------
Investing cash flow                                        842          (1,621)
                                                     ---------       ---------
FINANCING ACTIVITIES:
  Short-term debt:
    Bank borrowings - net                               (9,941)         16,253
    CCC borrowings - advances                           16,928            --
    CCC borrowings - repayments                        (27,708)        (20,329)
  Repayment of long-term debt                               (5)             (4)
  Dividends paid                                          (410)         (1,224)
  Other                                                     45            --
                                                     ---------       ---------
Financing cash flow                                    (21,091)         (5,304)
                                                     ---------       ---------

INCREASE (DECREASE) IN CASH AND TEMPORARY
 INVESTMENTS                                             1,296          (5,959)

CASH AND TEMPORARY INVESTMENTS, BEGINNING
 OF PERIOD                                                 555           9,405
                                                     ---------       ---------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD        $   1,851       $   3,446
                                                     =========       =========

              See notes to consolidated financial statements.

                                          IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                            For the Three Months Ended June 30, 1994
                                                          (UNAUDITED)
                                    Common Stock
                              ------------------------                   Unrealized    Pension
                                                            Retained     Securities   Liability
                                Shares         Amount        Earnings       Gains      Adjustment     Total
                              ----------      --------      ---------      --------    ----------   ---------
                                                          (In Thousands of Dollars)
BALANCE, MARCH 31, 1994       10,252,728      $ 31,780      $  79,862      $  3,804      $(709)     $ 114,737

Net income                                                        996                                     996

Cash dividend                                                    (410)                                   (410)

Employee stock
  purchase plan                    6,109            53                                                     53

Change in unrealized
  securities gains - net                                                     (1,325)                   (1,325)
                              ----------      --------      ---------      --------      -----      ---------

BALANCE, JUNE 30, 1994        10,259,068      $ 31,833      $  80,448      $  2,479      $(709)     $ 114,051
                              ==========      ========      =========      ========      =====      =========

                                     See notes to consolidated financial statements.

                IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED JUNE 30, 1994 AND 1993


  Basis of Presentation -- The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1994.

  Cost of Sales -- Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond June 30. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold during each of the contract years through June 30. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

  Contingencies -- In 1992, the U.S. Customs Service ("Customs") notified the Company that Customs had audited customs drawback claims filed by the Company in 1985 and that Customs would require the Company to repay to Customs certain duties and fees previously refunded to the Company. In April 1992, the Company refunded $2.5 million to Customs under protest, a condition precedent to the commencement of an appeal of the audit decision and recorded such amount in other assets. In May 1992, the Company commenced its appeal in the Court of International Trade and, based in part on an evaluation by outside counsel, management expects to be successful in its claim.
                                   - 7 -

  The Company was notified by the Environmental Protection Agency ("EPA") in July 1994 that it had been reclassified as a "de minimis" potentially responsible party with respect to the Operating Industries, Inc. Superfund site in Monterey, California. The EPA has indicated that fuel oil removed from a former Holly Sugar Corporation factory was disposed of at the site by a third party waste disposal contractor when the factory was closed in 1977, prior to the acquisition of Holly Sugar by the Company. According to the EPA, approximately 300 potentially responsible parties have previously agreed to perform portions of the cleanup work at the site and to pay the costs for the oversight of this work. By law, as long as a party remains a "de minimis" potentially responsible party, liability for clean up costs is limited to no more than $500,000. Holly Sugar had third party insurance coverage in force in 1977 which management believes may provide coverage against losses which may be incurred. The Company has not been able to determine its ultimate liability, if any, with respect to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, which to date have included short-term, secured, non-recourse borrowings from the Commodity Credit Corporation ("CCC"). CCC loans totalled $41.6 million at June 30, 1994 and $27.4 million at July 31, 1994.

  The decrease in finished product inventory during the three months ended June 30, 1994 was primarily due to the seasonal production schedule of the Company's beet sugar operations. Additionally, the Company's Betteravia, California factory ceased sugarbeet processing in July 1993, reducing first quarter production and contributing to the reduction in refined sugar inventories. The increase in raw and in-process materials inventory is the result of the Company's Brawley, California factory being in a sugar-making campaign at June 30, 1994. The increases in accounts payable, principally amounts due growers, result from the timing of the purchase of and payments for sugarbeets.

  Operating cash flow of $21.5 million for the three months ended June 30, 1994 was used to reduce short-term debt. Long-term debt consists almost entirely of $100 million principal amount of 8-3/8% senior notes due 1999, which requires semi-annual interest-only payments prior to maturity. Management believes that existing internal and external sources are adequate to meet its financing requirements, including fiscal 1995 capital expenditures, estimated at $8.5 million. The Company's marketable securities portfolio is reported at its market value of $28.1 million at June 30, 1994, $3.8 million in excess of its cost basis.

RESULTS OF OPERATIONS

  Net sales declined $18.8 million or 11.2% for the three months ended June 30, 1994 as compared to the same period of the prior year, principally due to a 9.8% decrease in the volume of sugar sold as well as reductions in beet pulp volumes. A reduction in favorable sales opportunities particularly in the cane sugar segments, as well as lower first quarter beet sugar production owing to the Betteravia factory closure, were the primary factors in the volume reductions. Average sales price of sugar declined .5% from the already depressed levels of the year earlier period. The average sales price for the quarter did increase 2.9% from the immediately preceding fiscal quarter largely as a result of product mix.

  Most sectors of the sugar industry have urged the USDA to implement marketing allotments provided for in the current Farm Bill, in order to return refined sugar prices to more normal levels from their current depressed levels which have resulted from an oversupply of refined beet sugar. One sugarbeet processor recently forfeited refined sugar to the CCC rather than repay its inventory loans. The election to forfeit sugar to the CCC rather than repay the principal and interest on a CCC loan is an option permitted under the CCC
                                   - 9 -

loan program. The Company chose not to forfeit sugar at the maturity of a CCC loan on July 31, 1994. Additional CCC loans mature on August 31, 1994 and September 30, 1994 and the Company continues to evaluate the possibility of forfeiture, as the loan collateral rate on some of the loans exceeds current net selling prices. The raw sugar import quota for the USDA's fiscal year which will end September 30, 1994 is set at the statutory minimum, and the USDA has announced that marketing allotments will not be imposed in the current USDA fiscal year. The Company is unable to predict whether the import quota will be raised or whether marketing allotments will be imposed in the future or the impact of either such action on refined sugar prices, raw sugar prices or the Company's selling margins. Absent an increase in refined sugar prices resulting from USDA actions or other factors or a decrease in raw sugar costs (which have been increasing recently), management believes that it will be difficult to achieve breakeven results on an operating basis for the fiscal year ending March 31, 1995.

  Cost of sales decreased $16.0 million or 10.6% during the three months ended June 30, 1994 compared to the same period of the prior year primarily due to the decreases in sales volumes. As a percent of sales, cost of sales increased from 89.5% to 90.0% for the three month periods. The cost of raw cane sugar purchased increased approximately 3% from the prior year's quarter and as a result, the Company experienced a decrease in its unit margins on cane sugar sales. Domestic raw sugar prices continue to increase in the commodity markets, resulting in higher costs on the Company's forward raw sugar purchase commitments. The Company purchases sugarbeets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risks on sugarbeet purchases so long as the selling price does not fall below the regional minimum support prices established by the USDA. Consequently, the decline in the unit selling price of refined beet sugar was partially offset by a decline in the unit cost of sugar beets purchased. Unit manufacturing costs of beet sugar declined 10.2% for the first quarter of the fiscal year as a result of an exceptional production campaign in the Company's Brawley factory and the elimination of high cost production from the Betteravia factory, which was closed in July 1993. Although absent adverse weather conditions the Company's beet sugar manufacturing costs historically have declined in the second half of the fiscal year, reduced acreage in the Texas Panhandle in the upcoming campaign will affect throughput at the Company's Hereford, Texas factory.

  Total selling, general and administrative expenses decreased by $2.5 million or 15.5% for the three months ended June 30, 1994 compared to the same period of the prior year, as volume related decreases in selling and distribution costs as well as advertising cost reductions were coupled with a $1 million reduction in general and administrative costs. The Company has undertaken a cost reduction program, which included a work force reduction in the third quarter of the prior fiscal year, with the majority of the cost reductions reflected in selling, general and administrative expenses.

  Interest expense for the three months ended June 30, 1994 was lower than the comparable period of the prior year as a result of the repayment out of lower cost short-term borrowings of the remaining $18.8 million principal

                                  - 10 -

amount of 10.93% senior notes in October 1993. Higher average short-term borrowings and somewhat higher interest rates partially offset these lower long-term interest costs. Other income -- net for the three months ended December 31, 1993 includes a $1.4 million gain on the sale of a corporate aircraft.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  At the Annual Meeting of Shareholders on July 29, 1994, the following matter was approved by the vote totals indicated:

                                                    NUMBER OF VOTES

                                                                        BROKER
                                       FOR        AGAINST     ABSTAIN  NON-VOTES

(a)    Ratified the appoint-        9,547,779     44,374       19,639      -
       ment of the firm of
       Deloitte & Touche,
       independent certified
       public accountants, as
       auditors of the Company
       for its fiscal year
       ending March 31, 1995.

       Additionally, nominees for Class III Directors were elected to serve for terms of office expiring in 1997 by the vote totals as follows:

                                                    NUMBER OF VOTES

                                                                      BROKER
                                       FOR             WITHHELD      NON-VOTES

A. M. Bartolo                       9,515,031            96,761          -
Ann O. Hamilton                     9,511,307           100,485          -
Harris L. Kempner, Jr.              9,516,480            95,312          -
H. E. Lentz                         9,513,321            98,471          -
Fayez Sarofim                       9,516,399            95,393          -

  Class I Directors, whose terms of office continue until 1995 are John D. Curtin, Jr., I. H. Kempner, III, James C. Kempner and Daniel K. Thorne. Class II Directors, whose terms of office continue until 1996 are Edward O. Gaylord, Robert C. Hanna, Roger W. Hill and Robert L. K. Lynch.

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

  (b)  No reports on Form 8-K were filed during the quarter ended June 30, 1994.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IMPERIAL HOLLY CORPORATION
                                                    (Registrant)


Dated:      August 10, 1994                  By: /s/ JAMES C. KEMPNER
                                                 James C. Kempner
                                                 President,
                                                 Chief Executive Officer
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)

                        IMPERIAL HOLLY CORPORATION

                                 FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1994

Exhibit Index

Exhibit                                                Sequential Page Number

   4        Third Amendment to Credit Agreement
               dated July 13, 1994.                     Pages 15 through 19

  11        Computation of Income Per                   Page 20
               Common Share.