Form 10-Q
period 1994-09-30
IMPERIAL HOLLY CORP
filed 1994-11-07
CIK 831327

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                 FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

                            Yes /X/     No  / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1994.

                            10,267,931 shares.

                     Exhibit Index Appears on Page 14

                        IMPERIAL HOLLY CORPORATION

                                   Index

                                                               Page
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Consolidated Balance Sheets .................    3

               Consolidated Statements of Income ...........    4

               Consolidated Statements of Cash Flows .......    5

               Consolidated Statement of Changes in
               Shareholders' Equity ........................    6

               Notes to Consolidated Financial Statements ..    7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations    9


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K .............   12

                IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                             September 30, 1994   March 31, 1994
                                                  (UNAUDITED)
                                                ---------------   --------------
                  ASSETS                          (In Thousands of Dollars)
CURRENT ASSETS:
  Cash and temporary investments ........       $    1,973        $      555
  Marketable securities .................           30,137            28,334
  Accounts receivable ...................           51,075            43,856
  Inventories:
    Finished products ...................           49,929           110,671
    Raw and in-process materials ........           21,409            22,370
    Supplies ............................           13,253            11,688
  Manufacturing costs prior to production           23,275            13,573
  Prepaid expenses ......................            4,593             4,604
                                                ----------        ----------
      Total current assets ..............          195,644           235,651

OTHER INVESTMENTS .......................            6,365             6,553

PROPERTY, PLANT AND EQUIPMENT, NET ......          138,300           141,234

OTHER ASSETS ............................           10,064            10,222
                                                ----------        ----------
         TOTAL ..........................       $  350,373        $  393,660
                                                ==========        ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade .............       $   54,169        $   43,767
  Short-term borrowings .................           24,090            77,438
  Current maturities of long-term debt ..               84                84
  Other current liabilities .............           32,282            30,318
                                                ----------        ----------
      Total current liabilities .........          110,625           151,607

LONG-TERM DEBT ..........................          100,019           100,044

DEFERRED TAXES AND OTHER CREDITS ........           25,888            27,272

SHAREHOLDERS' EQUITY
  Preferred stock .......................             --                --
  Common stock ..........................           31,884            31,780
  Retained earnings .....................           78,897            79,862
  Unrealized securities gains -- net ....            3,769             3,804
  Pension liability adjustment ..........             (709)             (709)
                                                ----------        ----------
    Total shareholders' equity ..........          113,841           114,737
                                                ----------        ----------
         TOTAL ..........................       $  350,373        $  393,660
                                                ==========        ==========

See notes to consolidated financial statements.

                IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                              Three Months Ended                          Six Months Ended
                                                                 September 30,                              September 30,
                                                       ----------------------------------        ----------------------------------
                                                            1994                  1993                1994                 1993
                                                       -------------        -------------        -------------        -------------
                                                                                 (In Thousands of Dollars)
NET SALES ......................................       $     162,072        $     164,808        $     311,396        $     332,887
                                                       -------------        -------------        -------------        -------------
COSTS AND EXPENSES:
  Cost of sales ................................             148,116              152,484              282,567              302,887
  Selling, general and administrative ..........              14,027               16,199               27,648               32,318
  Cost of work force reduction .................                --                    925                 --                    925
                                                       -------------        -------------        -------------        -------------
    Total ......................................             162,143              169,608              310,215              336,130
                                                       -------------        -------------        -------------        -------------
OPERATING INCOME (LOSS) ........................                 (71)              (4,800)               1,181               (3,243)
INTEREST EXPENSE ...............................              (2,554)              (2,841)              (5,187)              (5,600)
REALIZED SECURITIES GAINS -- NET ...............                 116                    8                1,738                  462
OTHER INCOME -- NET ............................                 685                  719                2,022                  814
                                                       -------------        -------------        -------------        -------------
INCOME (LOSS) BEFORE INCOME TAXES ..............              (1,824)              (6,914)                (246)              (7,567)
PROVISION (CREDIT) FOR INCOME TAXES ............                (684)              (1,644)                (102)              (1,932)
                                                       -------------        -------------        -------------        -------------
NET INCOME (LOSS) ..............................       $      (1,140)       $      (5,270)       $        (144)       $      (5,635)
                                                       =============        =============        =============        =============
EARNINGS (LOSS) PER SHARE OF COMMON STOCK ......       $       (0.11)       $       (0.52)       $       (0.01)       $       (0.55)
                                                       =============        =============        =============        =============
WEIGHTED AVERAGE SHARES OUTSTANDING ............          10,262,336           10,203,839           10,259,350           10,203,784
                                                       =============        =============        =============        =============

See notes to consolidated financial statements.

                IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                           Six Months Ended
                                                              September 30
                                                        ------------------------
                                                            1994         1993
                                                        -----------  -----------
                                                       (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss) ..................................   $    (144)   $  (5,635)
  Adjustments for non-cash and non-operating items:
    Depreciation .....................................       6,863        8,314
    Gain on sales of securities ......................      (1,738)        (462)
    Gain on sales of fixed assets ....................      (1,418)           1
    Other ............................................         281        1,475
  Working capital changes:
    Receivables ......................................      (7,219)       2,374
    Advances on raw sugar purchase contract ..........        --         (7,001)
    Inventory ........................................      59,486       14,654
    Deferred and prepaid costs .......................      (9,691)      (5,572)
    Accounts payable .................................      10,402        2,325
    Other liabilities ................................         595       (2,853)
                                                         ---------    ---------
  Operating cash flow ................................      57,417        7,620
                                                         ---------    ---------
INVESTMENT ACTIVITIES:
  Capital expenditures ...............................      (5,311)      (5,951)
  Investment in marketable securities ................      (3,901)      (2,899)
  Proceeds from sale of marketable securities ........       3,766        4,417
  Proceeds from sale of fixed assets .................       2,800           12
  Other ..............................................         101         (118)
                                                         ---------    ---------
Investing cash flow ..................................      (2,545)      (4,539)
                                                         ---------    ---------
FINANCING ACTIVITIES:
  Short-term debt:
    Bank borrowings - net ............................      (1,582)      42,157
    CCC borrowings - advances ........................      16,928         --
    CCC borrowings - repayments ......................     (68,042)     (50,077)
  Repayment of long-term debt ........................         (25)         (24)
  Dividends paid .....................................        (821)      (2,449)
  Other ..............................................          88            7
                                                         ---------    ---------
Financing cash flow ..................................     (53,454)     (10,386)
                                                         ---------    ---------
INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS        1,418       (7,305)
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD ..         555        9,405
                                                         ---------    ---------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD ........   $   1,973    $   2,100
                                                         =========    =========
See notes to consolidated financial statements.

                IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Six Months Ended September 30, 1994
                                (UNAUDITED)

                                                                   Common Stock                    Unrealized   Pension
                                                              ---------------------      Retained  Securities  Liability
                                                              Shares         Amount      Earnings    Gains     Adjustment    Total
                                                            ----------      --------     ---------  --------   ----------  ---------
                                                                                      (In Thousands of Dollars)
BALANCE, MARCH 31, 1994 ..............................      10,252,959      $ 31,780      $79,862     $3,804     $(709)    $114,737
Net income (loss) ....................................                                       (144)                             (144)
Cash dividend ........................................                                       (821)                             (821)
Employee stock purchase plan .........................          11,960           104                                            104
Change in unrealized securities gains - net ..........                                                   (35)                   (35)
                                                            ----------      --------      -------     -------    ------    ---------
BALANCE, SEPTEMBER 30, 1994 ..........................      10,264,919      $ 31,884      $78,897     $3,769     $(709)    $113,841
                                                            ==========      ========      =======     =======    ======    =========

See notes to consolidated financial statements.

                IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

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

   Cost of Sales -- Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond September 30. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold during each of the contract years through September
30. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

   Contingencies -- In 1992, the U.S. Customs Service ("Customs") notified the Company that Customs had audited customs drawback claims filed by the Company in 1985 and that Customs would require the Company to repay to Customs certain duties and fees previously refunded to the Company. In April 1992, the Company refunded $2.5 million to Customs under protest, a condition precedent to the commencement of an appeal of the audit decision and recorded such amount in other assets. The Company has reached a tentative settlement
                                   - 7 -

with Customs, subject to final approval by the U.S. Department of the Treasury, which would result in the Company collecting the amount previously recorded.

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

                                   - 8 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

   The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, including short- term, secured, non-recourse borrowings from the Commodity Credit Corporation ("CCC"). Net selling prices of sugar have recently been below collateral rates on some CCC loans. The Company chose to forfeit sugar in full satisfaction of a CCC loan which matured August 31, 1994 in the amount of $652,000. No CCC loans were outstanding at September 30, 1994.

   The decrease in finished product inventory during the six months ended September 30, 1994 was due in part to the seasonal production schedule of the Company's beet sugar operations. Additionally, the Company's Betteravia, California factory ceased sugarbeet processing in July 1993, reducing fiscal 1995 production and contributing to the reduction in refined sugar inventories. The increases in accounts payable result from the timing of the purchase of and payments for raw sugar.

   Operating cash flow of $57.4 million for the six months ended September 30, 1994 was used to reduce short-term debt. Long-term debt consists almost entirely of $100 million principal amount of 8-3/8% senior notes due 1999, which requires semi-annual interest- only payments prior to maturity. Management believes that existing internal and external sources are adequate to meet its financing requirements, including fiscal 1995 capital expenditures, estimated at $8.5 million. The Company's marketable securities portfolio is reported at its market value of $30.1 million at September 30, 1994, $5.8 million in excess of its cost basis.

RESULTS OF OPERATIONS

   Net sales declined $21.5 million or 6.5% for the six months ended September 30, 1994 as compared to the same period of the prior year, principally due to a 4.6% decrease in the volume of sugar sold as well as reductions in beet pulp volumes. A reduction in favorable sales opportunities in the cane sugar segment, as well as lower first quarter beet sugar production owing to the Betteravia factory closure, were the primary factors in the volume reductions. Average sales price of sugar declined 1.2% from the already depressed levels of the year earlier period. For the quarter ending September 30, 1994, net sales decreased $2.7 million or 1.7% from the prior year mostly due to lower average sales price, primarily resulting from a change in product mix.

   On September 29, 1994, the USDA announced that marketing allotments provided for in the current Farm Bill were being imposed on refined beet sugar and raw cane sugar for the USDA fiscal year which commenced October 1, 1994. The Company is unable to predict whether the imposition of marketing allotments will significantly impact future refined sugar prices realized, raw
                                   - 9 -

sugar prices or the Company's selling margins. Based on the announced allotments and the Company's current production estimates, Management does not believe that marketing allotments will materially restrict the Company's beet sugar sales volumes or materially affect inventory levels. Subsequent to the USDA's announcement, the Company and most of its competitors announced price increases.

   Cost of sales decreased $20.3 million or 6.7% during the six months ended September 30, 1994 compared to the same period of the prior year primarily due to the decreases in sales volumes. As a percent of sales, cost of sales decreased from 91.0% to 90.7% for the six month periods. For the second quarter, cost of sales decreased $4.4 million or 2.9% and represented 91.4% of sales, down from 92.5% in the prior year's quarter. Unit manufacturing costs of beet sugar declined 10.1% for the six months and 15.1% for the second quarter of the fiscal year as a result of an exceptional production campaign in the Company's Brawley factory and the elimination of high cost production from the Betteravia factory, which was closed in July 1993. Although absent adverse weather conditions, the Company's beet sugar manufacturing costs historically have declined in the second half of the fiscal year, reduced acreage in the Texas Panhandle for the upcoming campaign will affect throughput and cost at the Company's Hereford, Texas factory. The cost of raw cane sugar purchased in both the three and six month periods increased approximately 3% from the prior year and as a result, the Company experienced a decrease in its unit margins on cane sugar sales. The Company purchases sugarbeets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risks on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Depressed refined sugar selling prices have resulted in net selling prices falling below such minimum support levels in many contract areas. Consequently, the decline in the unit selling price of refined beet sugar was only partially offset by a decline in the unit cost of sugar beets purchased.

   Total selling, general and administrative expenses decreased by $4.7 million or 14.4% for the six months and $2.2 million or 13.4% for the three months ended September 30, 1994 compared to the same periods of the prior year, as decreases in warehousing and advertising cost were coupled with reductions in general and administrative costs. The Company undertook a cost reduction program, which included a work force reduction in the third quarter of the prior fiscal year, with the majority of the cost reductions reflected in selling, general and administrative expenses.

   Interest expense for the six and three month periods ended September 30, 1994 was lower than the comparable period of the prior year as a result of the repayment out of lower cost short- term borrowings of the remaining $18.8 million principal amount of 10.93% senior notes in October 1993. Higher average short- term interest rates and somewhat higher than average balances partially offset these lower long-term interest costs. Other income -- net includes a $1.4 million gain on the sale of a corporate aircraft in May 1994.
                                  - 10 -

   The provision for income taxes for the quarter ended September 30, 1993, includes a charge of $872,000 to adjust the Company's deferred tax liabilities for the increase in corporate income tax rates enacted in August 1993.
                                  - 11 -

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

   (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.
                                  - 12 -
SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 IMPERIAL HOLLY CORPORATION
                                       (Registrant)


Dated:   November 4, 1994            By:   /s/ James C. Kempner
                                           James C. Kempner
                                           President,
                                           Chief Executive Officer
                                           and Chief Financial Officer
                                           (Principal Financial Officer)
                                  - 13 -

                        IMPERIAL HOLLY CORPORATION

                                 FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1994

Exhibit Index


Exhibit

10(a)     Schedule of Employment Agreements

10(b)(1) Imperial Holly Corporation Salary Continuation Plan (As Amended and Restated Effective August 1, 1994)

10(b)(2)  Specimen of the Company's Salary Continuation Agreement (Fully
          Vested)

10(b)(3)  Specimen of the Company's Salary Continuation Agreement
          (Graduated Vesting)

10(b)(4) Schedule of Salary Continuation Agreements 10(c)(1) Imperial Holly Corporation Benefit Restoration Plan (As Amended and Restated Effective August 1, 1994)

10(c)(2)  Specimen of the Company's Benefit Restoration Agreement (Fully
          Vested)

10(c)(3)  Specimen of the Company's Benefit Restoration Agreement
          (Graduated Vesting)

10(c)(4) Schedule of Benefit Restoration Agreements 10(d)(1) Specimen of the Company's Change of Control Agreement 10(d)(2) Schedule of Change of Control Agreements 11 Computation of Income Per Common Share

27        Financial Data Schedule
                                  - 14 -