Form 10-Q
period 1994-12-31
IMPERIAL HOLLY CORP
filed 1995-02-03
CIK 831327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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

                                   Yes [ X ]  No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 1995.

                               10,272,286 shares.

                        Exhibit Index Appears on Page 14

                           IMPERIAL HOLLY CORPORATION

                                     Index
                                                                       Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets                                  3

             Consolidated Statements of Income                            4

             Consolidated Statements of Cash Flows                        5

             Consolidated Statement of Changes in
             Shareholders' Equity                                         6

             Notes to Consolidated Financial Statements                   7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9


PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                            12

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              December 31, 1994  March 31, 1994
                                                  (UNAUDITED)

ASSETS                                             (In Thousands of Dollars)
CURRENT ASSETS:
  Cash and temporary investments                   $  3,000         $    555
  Marketable securities                              32,596           28,334
  Accounts receivable                                35,454           43,856
  Advances on raw sugar cargos                        1,483                -
  Inventories:
    Finished products                               109,771          110,671
    Raw and in-process materials                     68,675           22,370
    Supplies                                         11,815           11,688
  Manufacturing costs prior to production             5,284           13,573
  Prepaid expenses                                    4,978            4,604
                                                   --------         --------
      Total current assets                          273,056          235,651

OTHER INVESTMENTS                                     7,640            6,553

PROPERTY, PLANT AND EQUIPMENT, NET                  135,825          141,234

OTHER ASSETS                                          9,975           10,222
                                                   --------         --------
        TOTAL                                      $426,496         $393,660
                                                   ========         ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade                        $ 61,337         $ 43,767
  Short-term borrowings                              91,640           77,438
  Current maturities of long-term debt                   68               84
  Other current liabilities                          32,243           30,318
                                                   --------         --------
      Total current liabilities                     185,288          151,607

LONG-TERM DEBT                                      100,014          100,044

DEFERRED TAXES AND OTHER CREDITS                     27,346           27,272

SHAREHOLDERS' EQUITY
  Preferred stock                                         -                -
  Common stock                                       31,933           31,780
  Retained earnings                                  78,594           79,862
  Unrealized securities gains -- net                  4,030            3,804
  Pension liability adjustment                         (709)            (709)
                                                   --------         --------
    Total shareholders' equity                      113,848          114,737
                                                   --------         --------
        TOTAL                                      $426,496         $393,660
                                                   ========         ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                Three Months Ended            Nine Months Ended
                                                    December 31,                 December 31,
                                            ---------------------------------------------------------
                                                 1994         1993           1994             1993
                                            ------------    ---------    ------------    ------------

                                                           (In Thousands of Dollars)

NET SALES ...............................   $    147,776    $ 176,070    $    459,172    $    508,957
                                            ------------    ---------    ------------    ------------

COSTS AND EXPENSES:
Cost of sales ...........................        130,393      159,496         412,960         462,383
Selling, general and administrative .....         14,637       14,824          42,285          47,142
Cost of work force reduction ............           --           --              --               925
                                            ------------    ---------    ------------    ------------
Total ...................................        145,030      174,320         455,245         510,450
                                            ------------    ---------    ------------    ------------

OPERATING INCOME (LOSS) .................          2,746        1,750           3,927          (1,493)

INTEREST EXPENSE ........................         (2,870)      (2,539)         (8,057)         (8,139)

REALIZED SECURITIES GAINS (LOSSES) -- NET            (89)       1,001           1,649           1,463

OTHER INCOME -- NET .....................            250          846           2,272           1,660
                                            ------------    ---------    ------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES .......             37        1,058            (209)         (6,509)

PROVISION (CREDIT) FOR INCOME TAXES .....            (70)         377            (172)         (1,555)
                                            ------------    ---------    ------------     -----------

NET INCOME (LOSS) .......................   $        107    $     681    $        (37)   $     (4,954)
                                            ============    =========    ============    ============

EARNINGS (LOSS) PER SHARE
OF COMMON STOCK .........................   $       0.01    $    0.07              --    $      (0.49)
                                            ============    =========    ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING .....     10,268,278   10,222,866      10,262,337      10,210,167
                                            ============   ==========    ============     ===========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                            December 31
                                                       -----------------------
                                                          1994        1993
                                                        --------    --------
                                                      (In Thousands of Dollars)

OPERATING ACTIVITIES:
Net income (loss) ...................................   $    (37)   $ (4,954)
Adjustments for non-cash and non-operating items:
Depreciation ........................................     10,242      12,154
Gain on sales of securities .........................     (1,649)     (1,463)
Gain on sales of fixed assets .......................     (1,484)        872
Other ...............................................        400         543
Working capital changes:
Receivables .........................................      8,402       9,872
Advances on raw sugar purchase contract .............     (1,483)          -
Inventory ...........................................    (46,184)    (70,880)
Deferred and prepaid costs ..........................      7,915       9,885
Accounts payable ....................................     17,570      22,135
Other liabilities ...................................      1,105      (7,588)
                                                        --------    --------
Operating cash flow .................................     (5,203)    (29,424)
                                                        --------    --------
INVESTMENT ACTIVITIES:
Capital expenditures ................................     (6,717)     (7,131)
Investment in marketable securities .................     (6,482)     (4,911)
Proceeds from sale of marketable securities .........      4,182       6,230
Proceeds from sale of fixed assets ..................      2,856          45
Other ...............................................        102          59
                                                        --------    --------
Investing cash flow .................................     (6,059)     (5,708)
                                                        --------    --------
FINANCING ACTIVITIES:
Short-term debt:
Bank borrowings - net ...............................     29,826      52,257
CCC borrowings - advances ...........................     55,462      47,226
CCC borrowings - repayments .........................    (70,434)    (50,077)
Repayment of long-term debt .........................        (46)    (18,794)
Dividends paid ......................................     (1,231)     (2,858)
Other ...............................................        130         287
                                                        --------    --------
Financing cash flow .................................     13,707      28,041
                                                        --------    --------

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS      2,445      (7,091)

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD .        555       9,405
                                                        --------    --------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD .......   $  3,000    $  2,314
                                                        ========    ========

                See notes to consolidated financial statements.

                                     - 5 -

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Nine Months Ended December 31, 1994
                                  (UNAUDITED)
                              Common Stock
                          --------------------              Unrealized   Pension
                                                 Retained   Securities  Liability
                            Shares      Amount   Earnings      Gains    Adjustment     Total
                          ----------   -------   --------   ----------  ----------    --------
                                              (In Thousands of Dollars)

BALANCE, MARCH 31, 1994   10,252,959   $31,804    $79,862      $3,804     $(709)      $114,737

Net income (loss) .....                               (37)                                 (37)

Cash dividend .........                            (1,231)                              (1,231)

Employee stock
purchase plan .........       17,711       153                                             153

Change in unrealized
securities gains - net                                            226                      226
                          ----------   -------    -------      ------     -----      ---------

BALANCE,
DECEMBER 31, 1994 .....   10,270,670   $31,933    $78,594      $4,030     $(709)     $ 113,848
                          ==========   =======    =======      ======     =====      =========

                See notes to consolidated financial statements.

                                     - 6 -

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 1994 AND 1993

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

     Cost of Sales -- Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond December 31. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold during each of the contract years through December 31. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

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

     Other - In December 1994, the Company sold a distribution facility in exchange for a $1,280,000 three year note and recorded a deferred gain of $780,000.
                                     - 8 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, including short- term, secured, non-recourse borrowings from the Commodity Credit Corporation ("CCC"). Net selling prices of sugar during parts of the year have been below collateral rates on some CCC loans. The Company chose to forfeit sugar in full satisfaction of a CCC loan which matured August 31, 1994 in the amount of $652,000. CCC loans outstanding at December 31, 1994 totaled $36,142,000.

     The increase in raw and in-process inventory during the nine months ended December 31, 1994 was due to the seasonal production schedule of the Company's beet sugar operations as well as increases in raw cane sugar inventory. The increases in accounts payable result from the timing of the payments for sugar beets.

     Short-term borrowings and the increase in accounts payable related to sugarbeet purchases were used to finance the increase in inventory. Long-term debt consists almost entirely of $100 million principal amount of 8-3/8% senior notes due 1999, which requires semi-annual interest-only payments prior to maturity. Management believes that existing internal and external sources are adequate to meet its financing requirements, including fiscal 1995 capital expenditures, estimated at $8.5 million. The Company's marketable securities portfolio is reported at its market value of $32.6 million at December 31, 1994, $6.2 million in excess of its cost basis.

RESULTS OF OPERATIONS

     Net sales decreased $28.3 million or 16.1% for the quarter and $49.8 million or 9.8% for the nine months ended December 31, 1994 as compared to the same periods of the prior year, principally due to decreases in the volume of sugar sold of 13.2% and 7.5% respectively, as well as reductions in beet pulp volumes. In an effort to improve gross margins, the Company was more selective in sales opportunities which, in addition to lower first quarter beet sugar production owing to the Betteravia factory closure in July 1993, was largely responsible for the volume reductions.

     On September 29, 1994, the USDA announced that marketing allotments provided for in the current Farm Bill were being imposed on refined beet sugar and raw cane sugar for the USDA fiscal year which commenced October 1, 1994. Based on the announced allotments and the Company's current production estimates, Management does not believe that marketing allotments will materially restrict the Company's beet sugar sales volumes or materially affect inventory levels. Selling prices have shown only modest increases from the depressed levels experienced prior to the announcement. Average sales prices realized by the Company during the third quarter improved 2.1% when compared to the immediately preceeding quarter, partially as a result of a more favorable seasonal product mix, but remained 2.7% below year earlier levels.

     Cost of sales decreased $49.4 million or 10.7% during the nine months ended December 31, 1994 compared to the same period of the prior year primarily due to the decreases in sales volumes. As a percent of sales, cost of sales decreased from 90.8% to 89.9% for the nine month period. For the third quarter, cost of sales decreased $29.1 million or 18.2% and represented 88.2% of sales, down from 90.6% in the prior year's quarter. Unit costs of sugar sold declined 3.1% for the nine months and 5.9% for the third quarter of the fiscal year as a result of exceptional production campaigns in certain of the Company's factories and the elimination of high cost production from the Betteravia factory which was closed in July 1993. Raw cane sugar costs, which declined during most of the quarter but were beginning to increase by quarter end, averaged .6% lower than the year earlier quarter and 1.6% higher than the first nine month period. These improvements more than offset the impact of smaller beet crops in the Hereford and Worland factories, and rail delays of sugarbeet deliveries in Northern California. The recent flooding in Northern California forced the Hamilton City factory to cease production for a week in January. The facility sustained no damage, however, unit manufacturing costs for this factory are expected to increase in the fourth quarter as a result of the interruption. The Company purchases sugarbeets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risks on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Depressed refined sugar selling prices have resulted in net selling prices falling below such minimum support levels in some contract areas. Consequently, the decline in the unit selling price of refined beet sugar was only partially offset by a decline in the unit cost of sugar beets purchased.

     Total selling, general and administrative expenses decreased by $4.9 million or 10.3% for the nine months compared to the same period of the prior year, as decreases in warehousing costs were coupled with reductions in general and administrative costs. The Company undertook a cost reduction program, which included a work force reduction in the third quarter of the prior fiscal year, with the majority of the cost reductions reflected in selling, general and administrative expenses. For the third quarter, increases in brand advertising largely offset reductions in warehousing, general and administrative costs.

     Interest expense for the nine month period ended December 31, 1994 was lower than the comparable period of the prior year as a result of the repayment out of lower cost short-term borrowings of the remaining $18.8 million principal amount of 10.93% senior notes in October 1993. Higher average interest rates, somewhat offset by lower average short-term balances, accounted for the increase in interest cost in the third fiscal quarter. Other income -- net includes a $1.4 million gain on the sale of a corporate aircraft in May 1994.

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

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1994.
                                     - 12 -

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IMPERIAL HOLLY CORPORATION
                                                  (Registrant)

Dated: February 2, 1995                       By:   /s/ James C. Kempner
                                              James C. Kempner
                                              President,
                                              Chief Executive Officer
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

                                     - 13 -

                           IMPERIAL HOLLY CORPORATION

                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1994

Exhibit Index

 Exhibit
 -------
  10(a)        Second Amendment to Imperial Holly Corporation's
               Retirement Plan dated December 28, 1994

  10(b)        Fifth Amendment to Imperial Holly Corporation's
               Employee Stock Ownership Plan dated December 28, 1994

  10(c)        First Amendment to Imperial Holly Corporation's
               Employee Stock Purchase Plan dated November 7, 1994

  11           Computation of Income Per Common Share

  27           Financial Data Schedule
                                     - 14 -