Form 10-K
period 1995-03-31
IMPERIAL HOLLY CORP
filed 1995-06-12
CIK 831327

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1995          COMMISSION FILE NUMBER 1-10307

                           IMPERIAL HOLLY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 TEXAS                                 74-0704500
      (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


     ONE IMPERIAL SQUARE, SUITE 200
               P.O. BOX 9
           SUGAR LAND, TEXAS                              77487
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 491-9181

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS                            REGISTERED
        -------------------                  ------------------------------
  Common Stock, without par value               American Stock Exchange
 Rights to Purchase Preferred Stock             American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days. Yes  X  No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56 million, based upon the last reported sales price of the registrant's Common Stock on the American Stock Exchange on June 9, 1995 and (solely for this purpose) treating all directors, executive officers and 10% shareholders of the registrant as affiliates.

  The number of shares outstanding of the registrant's Common Stock, as of June 9, 1995, was 10,287,876.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the registrant's definitive Proxy Statement relating to the registrant's 1995 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................     7
 Item 3.  Legal Proceedings..............................................     8
 Item 4.  Submission of Matters to a Vote of Security Holders............     9
          Executive Officers of the Registrant...........................     9
                                      PART II
          Market for the Registrant's Common Equity and Related
 Item 5.   Shareholder Matters...........................................    11
 Item 6.  Selected Financial Data........................................    11
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    12
 Item 8.  Financial Statements and Supplementary Data....................    14
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    15
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    16
 Item 11. Executive Compensation.........................................    16
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    16
 Item 13. Certain Relationships and Related Transactions.................    16
                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K.............................................................    17

                                     PART I

ITEM 1. BUSINESS.

  Imperial Holly Corporation (the "Company") is one of the nation's largest producers and marketers of refined sugar, producing both cane and beet sugar. The Company refines raw cane sugar at its Imperial Sugar Company refinery in Sugar Land, Texas, and, through its wholly owned subsidiary, Holly Sugar Corporation, extracts refined beet sugar by processing sugarbeets purchased from independent growers at processing plants in California, Wyoming, Montana and Texas. The Company sells its refined sugar directly and through brokers to wholesalers, retail grocers and food manufacturers. The Company sells by-products (beet pulp and molasses) from the extraction and refining processes for use as livestock feed and markets commercial beet seed.

  The Company was incorporated in 1924 as Imperial Sugar Company and is the successor to a cane sugar plantation and milling operation begun in Sugar Land in the early 1800's that began producing granulated sugar in 1843. In 1988, the Company purchased Holly Sugar Corporation and the Company's name was changed to Imperial Holly Corporation. Holly was founded in 1905 and incorporated in 1916. As used herein, the "Company" refers to Imperial Holly Corporation and its subsidiaries, including Holly; "Imperial" refers to the Company's cane sugar refinery operations, which are conducted directly by the Company under the name Imperial Sugar Company--a division of Imperial Holly Corporation; and "Holly" refers to Holly Sugar Corporation, a wholly owned subsidiary of the Company, which conducts the Company's beet sugar processing operations.

PRODUCTS AND SALES

  Sugar. The Company's principal product line is refined sugar, which accounted for approximately 92% of consolidated net sales in the Company's fiscal year ended March 31, 1995. Cane sugar and beet sugar account for approximately 40% and 60%, respectively, of the Company's sugar production. The Company produces and sells granulated white, brown and powdered sugar to wholesalers, retail grocers and food manufacturers. Sugar is sold in consumer packages and industrial packages and in bulk and liquid form (including invert sugar and blended products).

  Sales to wholesalers and grocers consist primarily of consumer packages of granulated, brown and powdered sugar. These consumer packages, which range from one pound boxes to 25-pound bags and constitute approximately one-third of the sugar sold, are marketed under the Imperial(R) and Holly(R) brand names and under various private labels. Private label packaged sugar, which represents a significant percentage of the Company's sales, is generally sold at prices lower than that received for branded sugar. The Company continues to focus efforts on increasing sales of branded products as a percentage of total consumer sales.

  Food manufacturers principally purchase sugar in industrial size packages and in bulk or liquid form for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. A majority of the Company's industrial sales are made to customers under fixed price contracts with terms of one year or less.

  The Company's products are sold directly by the Company's sales force and through independent brokers. The Company maintains sales offices at its corporate headquarters in Sugar Land as well as in Chicago, Illinois, Denver, Colorado and Tracy, California. The Company considers its marketing and promotional activities important to its overall sales effort. The Company advertises its brand names in both print and broadcast media and distributes various promotional materials, including discount coupons and compilations of recipes.

  The Company's sales are concentrated in the western half of the United States, although during fiscal 1995, the Company's sugar was sold or distributed in each of the 50 states. No customer accounted for more than 5% of the Company's sales during fiscal 1995.

  Sales of refined sugar are moderately seasonal, normally increasing during the summer months because of increased demand of various food manufacturers, including fruit and vegetable packers; shipments of specialty products (brown and powdered sugar) increase in the fourth calendar quarter due to holiday baking needs. Although the refining of cane sugar is not seasonal, the production of beet sugar is a seasonal activity. Each of the Company's beet sugar factories operates during sugar-making campaigns, which generally total 120 days to 180 days in length each year, depending upon the supply of sugarbeets available to the factory. Because of the geographical diversity of its manufacturing facilities, the Company is generally able to produce beet sugar year-round. While the seasonal production of beet sugar requires the Company to store significant refined sugar inventory at each factory, the geographical diversity and staggered periods of production at the various facilities enable the Company's total investment in inventories to be reduced. Additionally, these factors reduce the likelihood that adverse weather conditions will affect all of the Company's productive areas simultaneously and aid in distribution. Refined sugar is shipped by rail and truck, including Company-owned vehicles.

  By-Products. Holly's by-products from beet sugar processing (beet pulp and molasses) are sold primarily as livestock feeds to dairymen, livestock feeders, livestock feed processors and distributors. By-product sales accounted for approximately 7% of consolidated net sales during fiscal 1995. The major portion of the beet pulp and molasses produced from sugarbeet operations is sold during and shortly after sugar-making campaigns.

  Holly's marketing of by-products from beet sugar processing is concentrated in the western half of the United States and Japan. In fiscal 1995, export sales accounted for approximately 18% of by-product sales.

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

RAW MATERIAL AND PROCESSING REQUIREMENTS

  Raw Cane Sugar. Imperial purchases raw cane sugar from both United States and foreign sources. Principal sources of supply in the recent past have been Louisiana and Florida, and secondary sources have included countries in the Caribbean and Central America. Import quotas have reduced the availability of foreign raw cane sugar currently to near the minimum quota level designated by applicable legislation. See "--Sugar Legislation and Other Market Factors". During fiscal 1995, approximately 95% of the raw sugar purchased by Imperial was produced domestically. The raw sugar purchased by the Company is produced from sugar cane processed at independent mills located close to the fields in which the sugar cane is grown. The Company has not experienced difficulties in the past in contracting sufficient quantities of raw sugar to supply the refinery.

  Imperial receives raw sugar directly by rail in Sugar Land and by intercoastal barges and ocean-going vessels at the Company's facility in Galveston, Texas, approximately 60 miles from Sugar Land. Raw sugar received at the Galveston facility is unloaded under the supervision of CSCO, Incorporated, a wholly owned subsidiary, and is weighed, sampled and stored in Imperial's Galveston warehouse, which has a capacity of approximately 30,000 tons of raw sugar. Imperial is paid a stevedoring allowance by the raw sugar sellers to unload the raw sugar and receives additional dispatch payments from the carriers if the unloading is completed in less than the allotted time or pays demurrage if unloading takes more than the time allotted.

  In Sugar Land, the raw sugar is stored in a warehouse having a capacity of approximately 20,000 tons. Raw sugar can also be stored in rail cars in Galveston and Sugar Land or in transit for short periods of time.

  Raw sugar purchase contracts can provide for the delivery of a single cargo or for multiple cargoes over a specified period or a specified percentage of the seller's production. Contract terms may provide for fixed prices but generally provide for prices based on the futures market during a specified period of time. The contracts provide for a premium if the quality of the raw sugar is above a specified grade or a discount if the quality is below a specified grade. Contracts generally provide that the seller pays freight, insurance charges and other costs of shipping.

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

  Sugarbeet Purchases. Holly purchases sugarbeets, from which it extracts sugar and produces by-products, from independent growers under contracts negotiated between Holly and associations representing such growers. Holly contracts for acreage prior to the planting season based on estimated demand, marketing strategy, processing capacity and historical crop yields. The type of contract used provides for payments to the grower based on the sugar content of the sugar beets delivered by each grower and the net selling price of beet sugar during the specified contract year. Some of Holly's contracts provide for a premium to the growers for delivering beets of superior quality. The net selling price is the gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization costs for certain facilities used in connection with marketing. Use of this type of participating contract reduces Holly's exposure to inventory price risks on its sugarbeet purchases so long as the net selling price does not fall below the regional minimum support prices established by the United States Department of Agriculture ("USDA"). See "--Sugar Legislation and other Market Factors".

  Acreage contracted at each factory location may vary from year to year on the basis of prior crop quality, productivity, weather conditions, availability of irrigation water, the prices anticipated by growers for alternate crops, and competition with other beet sugar processors. Sugarbeet acreage in Northern California and the Texas Panhandle has declined in recent years. Harvested beets are purchased by Holly and, in some locations, stored in piles until processed. Weather conditions during the growing, harvesting and processing seasons, as well as diseases, insects and other parasites, may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing. Weather conditions can also adversely affect sugarbeets in storage piles awaiting processing.

  Energy. The refining of raw cane sugar and processing of sugarbeets are energy intensive. The primary fuel used by Imperial at its Sugar Land refinery is natural gas purchased under a three-year contract ending July 1, 1996. Imperial generates a substantial portion of the electricity used at the refinery and purchases and sells electricity on a cogeneration basis. Holly also generates a portion of its electricity needs at each of the factories. The primary fuels used in Holly's factories are natural gas and coal; No. 6 fuel oil is used both as an alternative when the price is more attractive and as a backup to natural gas in the event of a curtailment of gas deliveries. Natural gas and coal supplies are typically purchased under contracts with a minimum term of one year.

  Pricing of natural gas contracts is generally fixed for the term or indexed to a spot market index. The Company has also utilized financial tools such as swaps and caps to stabilize the price for gas purchases under indexed contracts. The Company has been able to negotiate lower gas and pipeline transmission rates because of competitive options such as pipeline bypasses and alternative fuel capability. Coal is available in abundant supply domestically and the Company is able to purchase coal very competitively, although increases in freight costs, especially rail freight, are difficult to control.

  The Company owns a royalty interest in a coal seam methane gas project in the Black Warrior Basin of Alabama as an additional indirect hedge against future natural gas price increases. Development of the gas reserves in which the Company has a royalty interest is continuing and some of the wells in the project are producing.

  Other Raw Materials. Foundry coke and limestone are used in the beet sugar extraction process. The Company generally purchases coke under contracts with one- to three-year terms and utilizes rail transportation to deliver the coke to factories. Domestic coke supplies may become tighter due to environmental restrictions; the Company has the option of converting existing coke-fired equipment to natural gas should the availability and economics of coke so dictate. Limestone required in the factory operations is generally purchased from independent sources under contracts with one- to five-year terms. Holly owns a 50% share of a limestone quarry in Warren, Montana which supplies the Sidney, Montana and Worland, Wyoming factories with their annual limestone requirements. This quarry does not normally supply other Holly factories because of high freight costs. However, should supplies from other sources become unavailable, the reserve capacity of this quarry is sufficient to supply other factories.

RESEARCH

  Research relating to manufacturing process technology, factory operations, food science and new product development is conducted principally at the Company's Research and Development Center in Colorado Springs. Separate laboratories for microbiology, chemistry and food science have been established with the resources of a central, computerized technical library available to its staff. The Company also has a food science laboratory in Sugar Land.

  Holly's beet seed research programs in seed varietal development and improvements in beet quality performance are conducted primarily at Holly Hybrids' headquarters in Sheridan, Wyoming and at Holly's Tracy, California Agriculture Station. In conjunction with this effort, Holly is participating in a joint venture with Societe Europeenne de Semences, N.V.- S.A., a Belgian beet seed company, to develop improved beet seed varieties.

  Holly is active in sugarbeet disease control. Holly's growing areas have varying levels of diseases which affect sugarbeet quality and quantity as well as the cost of processing. Holly has a sugarbeet plant pathology disease control research laboratory in Tracy, California which develops and implements disease control strategies for each of Holly's sugarbeet growing areas. Holly communicates information about agricultural practices to growers through its computerized AgTrak system and printed material, including its magazine Sugarbeet Update, published quarterly.

COMPETITION

  The Company competes with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners. Selling price and the ability to supply the buyer's quality and quantity requirements in a timely fashion are important competitive factors. Certain competing beet sugar processors have expanded their production significantly over the past five years. The additional sugar marketed as a result of this expansion has acted to depress sugar market prices.

  The most significant nutritive sweeteners that compete with refined sugar are high fructose corn syrup ("HFCS"), glucose syrup and dextrose, all of which generally sell at a discount to refined sugar. The level of per capita sucrose consumption in the United States has been stable in recent years; the Company believes that future increases or decreases in sucrose consumption will be dependent upon technological improvements, changes in population, geographic shifts in population and changes in consumer sweetener preferences. In certain applications, refined sugar also competes with non-nutritive or low-calorie sweeteners, principally aspartame and, to a lesser extent, saccharin.

  The table below is based on data published by the USDA and sets forth per capita consumption of nutritive sweeteners in the United States for the years indicated.

             ANNUAL PER CAPITA U.S. NUTRITIVE SWEETENER CONSUMPTION

                               1991              1992              1993              1994
                         ----------------- ----------------- ----------------- -----------------
                         POUNDS PERCENTAGE POUNDS PERCENTAGE POUNDS PERCENTAGE POUNDS PERCENTAGE
                         ------ ---------- ------ ---------- ------ ---------- ------ ----------
Refined sugar...........  63.7      45%     64.5      45%     64.2      44%     64.6      43%
HFCS....................  50.7      36      52.3      36      55.3      37      56.5      38
Other corn sweeteners...  24.7      18      25.6      18      26.3      18      26.7      18
Other...................   1.4       1       1.4       1       1.4       1       1.4       1
                         -----     ---     -----     ---     -----     ---     -----     ---
  Total................. 140.5     100%    143.8     100%    147.2     100%    149.2     100%

SUGAR LEGISLATION AND OTHER MARKET FACTORS

  The Company's business and results of operations are substantially affected by market factors, principally the domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, weather conditions and United States farm and trade policies.

  Federal government programs, in the form of legislative or regulatory action, have existed to support the price of domestic crops of sugarbeets and sugar cane almost continually since 1934. The principal legislation presently affecting the domestic sugar industry is the Food, Agriculture, Conservation, and Trade Act of 1990 (the "Act"), which became effective October 1, 1991 and extended the sugar price support program for sugar cane and sugarbeets until September 30, 1998. Participants in the sugar industry, however, are discussing the preparation of a sugar section for the 1995 Farm Bill now being considered by Congress. The Company is unable to predict (i) whether the 1995 Farm Bill will include a sugar section, (ii) whether the sugar program under such a section, if any, would be similar to the current sugar program or (iii) the effects of such legislation on market prices for refined and raw sugar, the margins received by the Company on the sugar it sells or the results of operations of the Company.

  Pursuant to the Act as currently in effect, the Commodity Credit Corporation ("CCC") is obligated annually to make loans available to domestic sugar processors on existing sugar inventories from the current crop year production at a stipulated price, provided the processor agrees to pay participating growers a predetermined minimum support price for such sugar. The CCC loans are non-recourse, secured by the processor's current crop year sugar inventories, and mature September 30 of each year and in no event more than nine months after the month in which the loan was made. Because the loans are non-recourse, if the price of sugar were to drop below the minimum support price predetermined by the USDA such that it becomes more advantageous to forfeit the sugar than to sell it, a processor may choose to forfeit the sugar to the Government. The minimum support price for sugar in certain sugarbeet growing regions of the United States is currently above the net selling price of sugar processed by the Company in those regions. The Company would incur a reduction in margins should it choose not to forfeit when the applicable minimum support price exceeds the net selling price. Holly and another sugarbeet processor chose to forfeit sugar collateralizing certain CCC loans in July and August 1994.

  Under the Act, the USDA utilizes two regulatory mechanisms (import quota and marketing allotments) to affect sugar price supports and prevent forfeitures under the CCC loan program. If the estimated domestic sugar production for any year is so large and/or estimated domestic sugar consumption is so low that import requirements would be less than the minimum tariff-rate quota set by the Act as described below, the Secretary of Agriculture is required to impose marketing allotments on refined beet sugar and raw cane sugar produced from domestically grown sugarbeets and sugar cane as well as on crystalline fructose so as to maintain the minimum availability of imported sugar. Marketing allotments impose producer-by-producer limits on the amount of sugar which may be sold during the allotment period. Since the Act became effective, the USDA has imposed marketing allotments for the quarter ended September 30, 1993 and the year ending September 30, 1995, which allotments are currently in effect. The Company cannot predict whether marketing allotments will be extended beyond September 30, 1995. Additionally the USDA annually implements a tariff-rate quota for foreign sugar, which has the effect of limiting the total available supply of sugar in the United States. The tariff-rate quota controls the supply of sugar by setting a punitive tariff on all sugar imported for domestic consumption that exceeds the determined permitted imported quantity and is designed to make the importation of the excess sugar uneconomical. To the extent the Company sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar. The Act sets the minimum tariff-rate quota at 1,250,000 short tons raw value ("STRV") annually. The tariff-rate quota for sugar to be allowed entry into the United States during the year ending September 30, 1995 is 1,445,000 STRV.

  Beginning in October 1991, federal legislation imposed a marketing assessment fee, currently 19.8 cents per hundred pounds of raw cane sugar and 21.23 cents per hundred pounds of refined beet sugar, that is paid to the CCC by the processor. This fee is applicable to all refined beet sugar produced from domestically grown sugarbeets and all raw sugar produced from domestically grown sugar cane.

  The North American Free Trade Agreement contains provisions that allow Mexico (which is currently a net importer of sugar) to increase its sugar exports to the United States if Mexico is projected to produce a surplus of caloric sweeteners (sugar, fructose and/or corn sweeteners). After the year 2000, Mexico's ability to export to the United States would be further increased in the event Mexico produced a caloric sweetener surplus for two consecutive years. Based on Mexico's current rate of population growth, the high current production cost of sugar in Mexico and the absence of a corn sweetener industry in Mexico, the Company believes that Mexico will not become a surplus producer of caloric sweeteners in the near future.

EMPLOYEES

  As of March 31, 1995, the Company employed approximately 1,500 year-round employees. In fiscal 1995, the Company employed approximately 1,700 seasonal employees during the sugarbeet processing seasons.

  The Company's cane refinery and distribution employees are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO under a three-year contract which expires October 5, 1997. The Company's beet sugar factory operating personnel are represented by the Distillery, Wine and Allied Workers International Union, AFL-CIO at the California factories and by the American Federation of Grain Millers International Union, AFL-CIO at the Montana, Wyoming and Texas factories under contracts which expire March 1, 1998 and April 30, 1996, respectively. The Company believes its employee and union relationships are good.

ENVIRONMENTAL REGULATION

  The Company's operations are subject to extensive regulation by various federal, state and local environmental agencies. Regulations and statutes impose effluent and emission limitations, waste disposal and other requirements upon the Company's operations requiring it to obtain permits and operate in compliance with permit limitations and the mandates of various governmental authorities. The Company has obtained, has applications pending or is making application for such permits and authorizations. The Company is dedicated to its role as a responsible corporate citizen relative to environmental matters and addresses such matters in a practical manner under planned and prioritized schedules.

  All of the Company's facilities perform environmental monitoring of both air and water quality as mandated by regulatory agencies. Additional testing requirements and more stringent permit limits recently imposed, along with increasing permit evaluation and emissions fees, have resulted in increased environmental control costs. The Company expects the costs of environmental compliance to continue to increase.

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

  The Clean Air Act Amendments of 1990 ("CAAA") are expected to require substantial capital expenditures and increased operating expenses over the next ten years (revisions in State Implementation Plans required by the CAAA may require additional emissions controls in some areas of the country). Regulations implementing these amendments are now being written and will be issued over the next several years. By 1996, Holly's factories and Imperial's refinery must obtain CAAA Title V permits, which will require additional air monitoring and reporting, and an increase in permitting fees is expected. For example, recent changes in California could require the retrofitting of nitrogen oxide controls to the Tracy plant boilers by 1996. The Company will not be able to estimate compliance costs until the new regulations are issued and permit negotiations are completed.

  Ongoing compliance with environmental statutes and regulations has not had, and the Company does not anticipate that it will in the future have, a material adverse effect on the Company's competitive position since its competitors are subject to similar regulation. Additional capital expenditures will be required to comply with future environmental protection standards, although the amount of any further expenditures cannot be accurately estimated. Management does not believe that compliance costs will have a materially adverse impact on capital resources.

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

  The following table shows the location and capacity of Holly's beet sugar production facilities, each of which is served by adequate transportation and is maintained in good operating condition. Each of the facilities operates continuously during the facility's sugar-making campaign, which generally total 120 to 180 days each year, depending upon the supply of sugarbeets available.

                                                             APPROXIMATE DAILY
                                                              SLICING CAPACITY
      BEET SUGAR FACTORIES                                  (TONS OF SUGARBEETS)
      --------------------                                  --------------------
      Brawley, California..................................         8,000
      Hamilton City, California............................         4,000
      Tracy, California....................................         5,000
      Sidney, Montana......................................         5,400
      Hereford, Texas......................................         7,700
      Torrington, Wyoming..................................         5,400
      Worland, Wyoming.....................................         3,600
                                                                   ------
        Total..............................................        39,100
                                                                   ======

  Holly operates an ion exclusion facility at its Hereford, Texas factory which increases the factory's refined sugar production capacity without an increase in beet slicing capacity by extracting sugar from molasses, a by-product of the beet sugar production process. This molasses desugarization process results in the utilization of a portion of the beet sugar factory for periods of time when the factory would otherwise be idle.

  In April 1995, Holly entered into a venture with the sugarbeet growers' associations representing the sugarbeet growers supplying Holly's Rocky Mountain factories. Through this venture, the refined sugar storage capacity available at Holly's Sidney factory will be significantly increased by the construction of additional silos during 1995. The additional silos, to be built on land leased by Holly to the venture, will be owned by the venture and leased to Holly.

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

  During the fiscal year ended March 31, 1995, the Company sold distribution stations in Arlington, Texas, and Brookfield, Illinois (see note 3 to Consolidated Financial Statements) and entered into operating agreements with the purchaser to provide services similar to those the Company performed when it owned the facilities. The Company operates a forward packaging and distribution center in Betteravia, California.

  The Company owns approximately 250 acres of land near its refinery and approximately 8,050 acres of land at the various beet sugar factory sites. Most of this acreage is used for the factories, settling ponds and as buffers from nearby communities. The remainder of the land is leased as farmland and pastures. Holly also owns approximately 100 acres of land, an agricultural research facility and a sugarbeet seed processing facility at Sheridan, Wyoming. Holly owns a 50% interest in The Bighorn Limestone Company, the owner of a limestone quarry in Warren, Montana.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

  In 1992, the U. S. Customs Service ("Customs") notified the Company that Customs had audited customs drawback claims filed by the Company in 1985 and that Customs would require the Company to repay to Customs certain duties and fees previously refunded to the Company. In April 1992, the Company refunded $2.5 million to Customs under protest, a condition precedent to the commencement of an appeal of the audit decision and recorded such amount in other assets. In April 1995, the Company received $2.7 million in settlement of this claim.

  In March 1995, the Anti-dumping and Countervailing Division of Revenue Canada initiated an investigation concerning the alleged dumping into Canada of refined sugar originating in or exported from the United States and other countries. The Company, along with most other sugar processors in the United States, was served by Revenue Canada with a request identifying the Company as a potential exporter of refined sugar into Canada. Pursuant to the request, Revenue Canada requested that the Company prepare documentation responding to Revenue Canada's dumping investigation and required the Company to prepare documentation responding to Revenue Canada's allegations of injurious subsidizing of refined sugar by U.S. governmental entities. The Company has provided the requested documentation to Revenue Canada and intends to continue to cooperate with Revenue Canada's investigation. The Company's records do not indicate any sales into Canada during the period of investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1995.

                     EXECUTIVE OFFICERS OF THE REGISTRANT.

  Executive officers of the Company are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of the
Company:

                NAME                 AGE*               POSITIONS
                ----                 ----               ---------
 I. H. Kempner, III................   62  Chairman of the Board of Directors
 James C. Kempner..................   55  President, Chief Executive Officer
                                           and Chief Financial Officer
 Roger W. Hill.....................   55  Executive Vice President; President
                                           and Chief Executive Officer of Holly
                                          Executive Vice President--Sales and
 Harry J. Smith....................   46  Marketing
 Peter C. Carrothers...............   56  Senior Vice President--Operations
                                          Senior Vice President, Secretary and
 William F. Schwer.................   47  General Counsel
 Woodrow J. Anderson...............   51  Vice President--Engineering Services
 Brian T. Harrison.................   39  Vice President--Refinery Operations
 Roy E. Henderson..................   56  Vice President--Administration
 William M. Krocak.................   52  Vice President--Human Resources
 K. D. Lam.........................   47  Vice President--Corporate Improvement
                                          Programs
 Otto W. Meyers, III...............   35  Vice President--Corporate Finance
 Roy F. Silva......................   55  Vice President--Product Development
 H. P. Mechler.....................   41  Controller
 Karen L. Mercer...................   33  Treasurer

- --------
* As of June 1, 1995.

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

  Mr. James C. Kempner became President and Chief Executive Officer on October 1, 1993 and has been Chief Financial Officer from March 1988. Mr. Kempner became President and Chief Executive Officer of Imperial on May 1, 1994. Mr. Kempner served as Executive Vice President from March 1988 to October 1993.

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

  Mr. Carrothers became Senior Vice President--Operations in March 1995 after joining the Company as Senior Vice President--Logistics in May 1994. From 1990 until joining the Company, he was Vice President--Logistics of PepsiCo Foods International and had served in various other capacities with Frito Lay, Inc., a subsidiary of PepsiCo, since 1973.

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

  Mr. Henderson has been Vice President--Administration since November 1994. From December 1981 until November 1994, he was Vice President and Treasurer, and he has been an employee of the Company since May 1967.

  Mr. Krocak has been Vice President--Human Resources since June 1989. From January 1985 to June 1989, he was Director of Human Resources.

  Ms. Lam has been Vice President--Corporate Improvement Programs since May 1992. Prior to that, she was President of ExcelNet, a management consulting firm, and Director of Strategic Planning for the Defense Systems division of Northrop Corporation.

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

  Mr. Mechler has been Controller since June 1988.

  Ms. Mercer became Treasurer in December 1994 and has been an employee of the Company since September 1993. Prior to joining the Company she was employed by First City, Texas--Houston, National Association from January 1988 to February 1993 and Texas Commerce Bank National Association from February 1993 to September 1993. The last position she held at Texas Commerce Bank was Vice President--Commercial Lending.

  Mr. I. H. Kempner, III and Mr. James C. Kempner are brothers.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

  The Company's Common Stock is traded on the American Stock Exchange. At June 1, 1995 there were 862 shareholders of record of the Common Stock. The following table sets forth the high and low sales price per share of Common Stock, as quoted by the American Stock Exchange, and cash dividends declared during the last eight fiscal quarters.

                                                           SALES PRICE
                                                          -------------   CASH
      THREE MONTHS ENDED                                   HIGH   LOW   DIVIDEND
      ------------------                                  ------ ------ --------
      June 30, 1993...................................... $16.50 $12.88  $0.12
      September 30, 1993.................................  15.25  11.25   0.12
      December 31, 1993..................................  11.38   8.38   0.04
      March 31, 1994.....................................  11.75   8.88   0.04
      June 30, 1994......................................   9.38   7.38   0.04
      September 30, 1994.................................   9.50   8.25   0.04
      December 31, 1994..................................   9.00   8.12   0.04
      March 31, 1995.....................................  10.25   8.38   0.04

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is as follows (in thousands of dollars):

                                          YEAR ENDED MARCH 31,
                              ------------------------------------------------
                                1995      1994      1993      1992      1991
                              --------  --------  --------  --------  --------
FOR THE PERIOD:
- ---------------
Net Sales.................... $586,925  $655,498  $647,825  $688,597  $716,513
Operating Income (Loss)......   (2,091)   (4,566)    7,139     2,980    39,987
Income (Loss) Before
 Extraordinary Item and
 Accounting Change...........   (5,365)   (7,965)      123    (2,815)   21,863
Extraordinary Item (1).......       --        --    (3,509)       --        --
Cumulative Effect of
 Accounting Change (2).......       --        --        --        --      (899)
Net Income (Loss)............   (5,365)   (7,965)   (3,386)   (2,815)   20,964
PER SHARE DATA:
- ---------------
Income (Loss) Before
 Extraordinary Item and
 Accounting Change........... $  (0.52) $  (0.78) $   0.01  $  (0.28) $   2.16
Extraordinary Item (1).......       --        --     (0.34)       --        --
Cumulative Effect of
 Accounting Change (2).......       --        --        --        --      (.09)
Net Income (Loss)............    (0.52)    (0.78)    (0.33)    (0.28)     2.07
Cash Dividends Declared......      .16       .32       .36       .48       .42
AT PERIOD END:
- --------------
Total Assets................. $374,124  $393,660  $398,202  $364,121  $363,734
Long-Term Debt--Net..........  100,010   100,044   108,181    64,635    75,409
Total Shareholders' Equity...  109,977   114,737   122,462   129,261   136,693

- --------
(1) See Note 5 to the Consolidated Financial Statements.
(2) In fiscal 1991, the Company changed its method of accounting for the cost of certain deferred compensation contracts to conform to Statement of Financial Accounting Standards No. 106.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations in fiscal 1995 was $22.2 million and includes decreases in inventory and accounts receivable resulting from lower sugar sales. Operating cash flow was used primarily to reduce bank borrowings and fund capital expenditures. Working capital totaled $87.2 million at March 31, 1995 and includes marketable securities which are recorded at a market value of $35.1 million, as discussed in Note 2 to the Consolidated Financial Statements. The Company's current ratio was 1.6:1.0 at March 31, 1995. Working capital financing is provided by a combination of trade credit and borrowings. Management believes that existing internal and external sources of liquidity are adequate to meet financing needs. Short-term financing is available to the Company's beet sugar operations in the form of nonrecourse, secured borrowings from the CCC under the USDA price support program. Net selling prices of sugar during parts of fiscal 1995 were below collateral rates on some CCC loans. The Company chose to forfeit sugar in full satisfaction of a CCC loan which matured August 31, 1994 in the amount of $652,000. The Company has available a combination of committed and uncommitted bank lines aggregating $115 million as described in Note 4 to the Consolidated Financial Statements. The Company uses these arrangements to supplement trade credit and CCC borrowings as necessary to meet working capital needs.

  Capital expenditures for fiscal 1995 totaled $7.8 million, a significant reduction from prior years when the Company was focusing on expanding and balancing capacities and improving the operating efficiency of the beet sugar factories. Capital expenditures for fiscal 1996 are expected to approximate $8.0 million. The Company from time to time explores opportunities to re-deploy strategically non-core assets to provide for higher returns. In fiscal 1995, the Company sold assets, including two distribution facilities as well as a number of pieces of transportation equipment, with an aggregate sales price of $8.4 million (including notes receivable of $2.5 million). In April 1995, the Company entered into a venture with the sugarbeet growers associations representing the growers supplying Holly's Rocky Mountain factories to jointly build additional bulk refined sugar storage silos at Holly's Sidney, Montana factory. The additional silos will be owned by the venture and construction will be financed largely by non-recourse term bank debt.

  Long-term debt at March 31, 1995 was approximately 48% of total long-term debt plus shareholders' equity, consisting almost exclusively of $100 million principal amount of 8 3/8% senior notes due 1999. Shareholders' equity was $110.0 million at March 31, 1995, approximately 29% of total assets.

RESULTS OF OPERATIONS

 Industry Environment

  The Company's results of operations are substantially dependent on market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, weather conditions and United States farm and trade policy, that the Company is unable to predict. Certain segments of the beet sugar industry have expanded sugarbeet acreage at rates exceeding the rate of growth in the demand for refined sugar, which along with large crop yields, has put downward pressure on refined sugar prices. See "Business--Competition".

  Since October 1, 1994, the domestic sugar industry has been operating under marketing allotments imposed by the USDA, which are scheduled to expire September 30, 1995. The Company's current allotment has not had, and management does not expect that it will have, a significant restrictive effect on the Company's marketing plans. The Company is unable to predict if marketing allotments will be extended beyond September 30, 1995 or, if extended, what the allotment level for the total market or the Company's share thereof would be, nor the effect of any such extension on raw and refined sugar prices, margins and the

Company's results of operations. See "Business--Sugar Legislation and Other Market Factors". In addition, weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing. See "Business--Raw Materials and Processing Requirements".

 Year Ended March 31, 1995 versus 1994

  Net sales declined $68.6 million or 10.5% in fiscal 1995, primarily due to a 10% reduction in the volume of refined sugar sold. Cane sugar sales volumes were reduced significantly in response to continued reductions in favorable sales opportunities in the face of a continuation of weak prices and rising raw cane sugar costs. Lower beet sugar sales volumes were principally the result of lower fiscal 1995 production owing to the closure of the Betteravia, California factory in August 1993. Average sugar sales prices increased less than .2% on a year-to-year basis. Reduced byproduct sales volumes as a result of the Betteravia closure also contributed to the lower fiscal 1995 net sales.

  Cost of sales decreased $66.0 million or 11.0% in fiscal 1995, as the sales volume decreases were coupled with reductions in unit manufacturing costs. Costs per unit of refined sugar sold declined 1.3% as operating efficiencies at both the beet factories and the cane refinery as well as elimination of the high cost Betteravia production overcame a 1.5% increase in the cost of raw cane sugar. The Company purchases sugarbeets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risks on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Depressed refined sugar selling prices have resulted in net selling prices falling below such minimum support levels in some contract areas. Consequently, the low selling price of refined beet sugar has only partially been offset by reduced cost of sugarbeets purchased.

  The heavy rains experienced in Northern California during the first four months of calendar 1995 caused a reduction in the sugarbeet acreage available for harvest this fall. Although this decline in volume is expected to be largely offset by expanded acreage in Southern California, it may result in increased unit production costs in Northern California. Additionally, Holly experienced a decline in sugarbeet acreage at its Hereford, Texas factory which reduced throughput and increased unit costs. Acreage contracted to grow sugarbeets in Hereford is expected to be further reduced in fiscal 1996. The Company has deferred recognition of the margins on certain export refined sugar sales until receipt of the equivalent world market raw sugar imports (scheduled for March and April 1996) which are under firm forward purchase contracts. Such deferred margins total approximately $.9 million at March 31, 1995.

  Selling, general and administrative expenses declined $4.1 million from the year earlier level. Selling and distribution costs declined approximately $1.5 million, primarily due to sales volume reductions; general and administrative costs, combined with research and development costs were $2.6 million lower in fiscal 1995 largely as a result of a full year effect of the cost reduction program implemented in the third quarter of fiscal 1994.

  Interest expense increased $520,000 as higher interest rates more than offset lower average balances of both long and short-term debt. See Notes 4 and 5 to the Consolidated Financial Statements for a description of the Company's borrowings.

  Realized gains on marketable securities increased $184,000 during fiscal 1995; unrealized gains and losses, which have not been recognized in the Company's results of operations, but are shown, net of tax, as a component of shareholders' equity, are detailed in Note 2 to the Consolidated Financial Statements. Other income--net increased $489,000 due primarily to gains on sales of assets.

  The components of income tax expense and its relationship to statutory rates are detailed in Note 6 to the Consolidated Financial Statements.

 Year Ended March 31, 1994 versus 1993

  Net sales for fiscal 1994 increased $7.7 million or 1.2% compared to fiscal 1993, as a result of an increase in sugar sales revenues of less than 1% and an 11% increase in pulp sales revenues and volumes. The volume of sugar sold increased approximately 4% while average sales prices declined 3.1%. Beet sugar sales volumes in the first half of fiscal 1993 had been reduced because of lower beginning inventory balances resulting from the substantial reduction in production volumes in the Rocky Mountain and Texas factories in the last half of fiscal 1992. Cane sugar sales increased modestly during the period of marketing allotments. Refined sugar prices remained weak during the fiscal year as a result of an oversupply of refined sugar in the market. Spot prices did rise modestly during the second and third fiscal quarters as a result of marketing allotments imposed by the USDA in July 1993. Marketing allotments were allowed to lapse in October 1993, and average sales prices declined to below year earlier levels in the fourth fiscal quarter.

  Cost of sales increased $22.4 million or 3.9%, due primarily to the increased volumes of sugar and pulp sales. Unit cost of sugar sold declined less than
 .5%, in spite of the 3.1% decline in selling prices, resulting in the Company's overall gross margin declining from 11.1% of sales in fiscal 1993 to 8.7% of sales in fiscal 1994. Raw cane sugar costs increased .8% on a year to year basis in the face of declining selling prices, contributing approximately half of the reduction in gross margin. Unit costs of refined beet sugar declined only .5% as higher unit manufacturing costs resulting from a smaller, lower quality crop (when compared to the exceptional crop in fiscal 1993), as well as muddy harvest conditions and an early freeze in some growing areas, offset lower sugarbeet costs.

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

  Realized gains on marketable securities increased $567,000 during fiscal 1994; unrealized gains and losses, which have not been recognized in the Company's results of operations, but are shown as a component of shareholders' equity, are detailed in Note 2 to the Consolidated Financial Statements. Other income--net, decreased $229,000 primarily as a result of a recovery on the settlement of certain litigation in the prior fiscal year.

  The components of income tax expense and its relationship to statutory rates are detailed in Note 6 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See the index of financial statements and financial statement schedules under "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

  Unaudited quarterly financial data for the last two fiscal years is as follows (in thousands of dollars):

                                                                  PER SHARE
                                                               -----------------
                                                        NET     NET
                                                GROSS  INCOME  INCOME    CASH
                                     NET SALES MARGIN  (LOSS)  (LOSS)  DIVIDENDS
                                     --------- ------- ------  ------  ---------
Fiscal 1994:
  June 30, 1993..................... $168,079  $17,657 $ (365) $(0.04)   $0.12
  September 30, 1993(1).............  164,808   12,156 (5,270)  (0.52)    0.12
  December 31, 1993.................  176,070   16,459    681    0.07     0.04
  March 31, 1994....................  146,541   10,786 (3,011)  (0.29)    0.04
Fiscal 1995:
  June 30, 1994..................... $149,324  $14,592 $  996  $ 0.10    $0.04
  September 30, 1994................  162,072   13,752 (1,140)  (0.11)    0.04
  December 31, 1994.................  147,776   16,909    107    0.01     0.04
  March 31, 1995....................  127,753    9,249 (5,328)  (0.52)    0.04

- --------
(1) Results of operations for the second quarter of fiscal 1994 include a pre-tax charge of $925,000 related to the cost of a work force reduction as discussed in Note 10 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information set forth under the captions "Election of Directors-- Nominees", "--Continuing Directors" and "--Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

  The information set forth under the captions "Election of Directors--Director Remuneration", "--Executive Compensation" and "--Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information set forth under the caption "Election of Directors--Security Ownership" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information set forth under the caption "Election of Directors-- Compensation Committee Interlocks and Insider Participation" and "--Other Information" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements.

   ITEM                                                                    PAGE
   ----                                                                    ----
   Independent Auditors' Report........................................... F-1
   Consolidated Balance Sheets at March 31, 1995 and 1994................. F-2
   Consolidated Statements of Income for the years ended March 31, 1995,
    1994 and 1993......................................................... F-3
   Consolidated Statements of Changes in Shareholders' Equity for the
    years ended March 31, 1995, 1994 and 1993............................. F-4
   Consolidated Statements of Cash Flows for the years ended March 31,
    1995, 1994 and 1993................................................... F-5
   Notes to Consolidated Financial Statements............................. F-6

  (a)(2) Financial Statement Schedules.

  All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

  (a)(3) Exhibits.

  Asterisk indicates exhibit previously filed with the Commission and incorporated herein by reference as indicated.

  *3(a)    --Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement
            on Form S-4 (Registration No. 33-20959)).
  *3(b)    --Articles of Amendment to Restated Articles of Incorporation
            (incorporated by reference to Exhibit 3.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1990
            (File No. 1-10307)).
  *3(c)    --Statement of Resolution establishing Series of Shares designated
            Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form
            10-K for the year ended March 31, 1990 (File No. 1-10307) (the
            "1990 Form 10-K")).
  *3(d)    --Statement of Resolution increasing number of shares designated
            Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1990 (File No. 1-10307)).
  *3(e)(1) --Rights Agreement dated as of September 14, 1989 between the
            Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K
            dated September 21, 1989 (File No. 1-10307)).
  *3(e)(2) --Amendment to Rights Agreement dated as of January 27, 1995
            (incorporated by reference to Exhibit 1 to the Company's Current
            Report on Form 8-K dated January 27, 1995 (File No. 1-10307)).
  *3(f)    --By-Laws of the Company (incorporated by reference to Exhibit 3(b)
            to the Company's Annual Report on Form 10-K for the year ended
            March 31, 1989 (File No. 0-16674) (the "1989 Form 10-K")).

  *4(a)(1)  --Credit Agreement dated as of June 10, 1993 among the Company, the signatory banks thereto and Harris Trust and Savings Bank, as
             Agent (incorporated by reference to Exhibit 4(b) to the Company's
             Annual Report on Form 10-K for the year ended March 31, 1993
             (File No. 1-10307) (the "1993 Form 10-K")).
  *4(a)(2)  --First Amendment to Credit Agreement dated December 1, 1993
             (incorporated by reference to Exhibit 4(a)(2) to the Company's
             Annual Report on Form 10-K for the year ended March 31, 1994
             (File No. 1-10307) (the "1994 Form 10-K")).
  *4(a)(3)  --Second Amendment to Credit Agreement and First Amendment to
             Notes dated March 4, 1994 (incorporated by reference to Exhibit
             4(a)(3) to the 1994 Form 10-K).
  *4(a)(4)  --Third Amendment to Credit Agreement dated July 13, 1994
             (incorporated by reference to Exhibit 4 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
             (File No. 1-10307)).
   4(a)(5)  --Fourth Amendment to Credit Agreement dated April 28, 1995.
  *4(b)     --Indenture dated as of October 15, 1992 by and between the
             Company and Texas Commerce Bank National Association, as Trustee,
             relating to the Company's 8 3/8% Senior Notes due 1999
             (incorporated by reference to Exhibit 4.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1992 (File 1-10307)).
             The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a
             consolidated basis. Pursuant to paragraph 4(iii)(A) of Item
             601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.
             Exhibits 10(a) through 10(i) relate to management contracts or compensatory plans.
  *10(a)    --Imperial Holly Corporation Stock Incentive Plan (as amended and restated effective April 29, 1993) (incorporated by reference to
             Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1993 (File No. 1-10307)).
  *10(b)    --Specimen of the Company's Employment Agreement for certain of its officers (incorporated by reference to Exhibit 10.1 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1990 (File No. 1-10307)(the "September 1990 Form
             10-Q")).
  *10(b)(2) --Specimen of the Company's Amendment to Employment Agreement for
             certain of its officers (incorporated by reference to Exhibit
             10(c)(2) to the 1994 Form 10-K).
  *10(b)(3) --Schedule of Employment Agreements (incorporated by referenced to
             Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended September 30, 1994 (File No. 1-10307) (the
             "September 1994 Form 10-Q")).
  *10(c)    --Specimen of the Company's Severance Pay Agreements for certain of its officers (incorporated by reference to Exhibit 10.2 to the
             September 1990 Form 10-Q).
  *10(d)(1) --Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (incorporated by reference to Exhibit 10(b)(1) to the September 1994 Form 10-Q).
  *10(d)(2) --Specimen of the Company's Salary Continuation Agreement (Fully
             Vested) (incorporated by reference to Exhibit 10(b)(2) to the
             September 1994 Form 10-Q).
  *10(d)(3) --Specimen of the Company's Salary Continuation Agreement,
             (Graduated Vesting) (incorporated by reference to Exhibit
             10(b)(3) to the September 1994 Form 10-Q).
   10(d)(4) --Schedule of Salary Continuation Agreements.
  *10(e)(1) --Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (incorporated by reference to Exhibit 10(c)(1) to the September 1994 Form 10-Q).
  *10(e)(2) --Specimen of the Company's Benefit Restoration Agreement (Fully
             Vested) (incorporated by reference to Exhibit 10(c)(2) to the
             September 1994 Form 10-Q).

  *10(e)(3) --Specimen of the Company's Benefit Restoration Agreement
             (Graduated Vesting) (incorporated by reference to Exhibit 10(c)(3)
             to the September 1994 Form 10-Q).
   10(e)(4) --Schedule of Benefit Restoration Agreements.
  *10(f)(1) --Imperial Holly Corporation Executive Benefits Trust (incorporated by reference to Exhibit 10.5 to the September 1990 Form 10-Q).
  *10(f)(2) --First Amendment to the Company's Executive Benefits Trust dated
             June 4, 1991 (incorporated by reference to Exhibit 10(g)(2) to the
             1994 Form 10-K).
  *10(g)    --Imperial Holly Corporation 1989 Nonemployee Director Stock Option
             Plan (incorporated by reference to Exhibit A to the Company's
             Proxy Statement dated June 16, 1989 for the 1989 Annual Meeting of
             Shareholders, File No. 0-16674).
  *10(h)    --Imperial Holly Corporation Retirement Plan For Nonemployee
             Directors (incorporated by reference to Exhibit 10(j) to the 1994
             Form 10-K).
  *10(i)(1) --Specimen of the Company's Change of Control Agreement
             (incorporated by reference to Exhibit 10(d)(1) to the September
             1994 Form 10-Q).
   10(i)(2) --Schedule of Change of Control Agreements.
  *10(j)    --Agreement of Limited Partnership of ChartCo Terminal, L.P.
             (incorporated by reference to Exhibit 10(j) to the 1990
             Form 10-K).
   11       --Computation of Income Per Common Share.
  *21       --Subsidiaries of the Company (incorporation by reference to
             Exhibit 21 to the 1994 Form 10-K).
   23       --Independent Auditors' Consent.
   27       --Financial Data Schedule.

  (b) Reports on Form 8-K.

  The Company filed a Current Report on Form 8-K dated January 27, 1995 in connection with the amendment of the Rights Agreement between the Company and the Bank of New York, as Rights Agent.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON JUNE 12, 1995.

                                          IMPERIAL HOLLY CORPORATION


                                                /s/  James C. Kempner
                                          By: _________________________________
                                                    James C. Kempner
                                              President and Chief Executive
                                                         Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JUNE 12, 1995.

              SIGNATURE                                CAPACITY
              ---------                                --------

      /s/   James C. Kempner          President, Chief Executive Officer, Chief
 ____________________________________ Financial Officer and Director (Principal
           James C. Kempner           Executive Officer and Principal Financial
                                      Officer)

       /s/   H. P. Mechler            Controller (Principal Accounting Officer)
 ____________________________________
            H. P. Mechler

     /s/  I. H. Kempner, III          Chairman of the Board of Directors
 ____________________________________
          I. H. Kempner, III

     /s/   Robert C. Hanna            Vice Chairman of the Board of Directors
 ____________________________________
           Robert C. Hanna

      /s/   A. M. Bartolo             Director
 ____________________________________
            A. M. Bartolo

    /s/  John D. Curtin, Jr.          Director
 ____________________________________
         John D. Curtin, Jr.

      /s/  Edward O. Gaylord          Director
 ____________________________________
          Edward O. Gaylord

              SIGNATURE               CAPACITY
              ---------               --------

      /s/   Ann O. Hamilton           Director
 ____________________________________
           Ann O. Hamilton

       /s/   Roger W. Hill            Director
 ____________________________________
            Roger W. Hill

    /s/ Harris L. Kempner, Jr.        Director
 ____________________________________
        Harris L. Kempner, Jr.

     /s/    Henry E. Lentz            Director
 ____________________________________
           Henry E. Lentz

     /s/  Robert L. K. Lynch          Director
 ____________________________________
          Robert L. K. Lynch

     /s/    Fayez Sarofim             Director
 ____________________________________
            Fayez Sarofim

      /s/  Daniel K. Thorne           Director
 ____________________________________
           Daniel K. Thorne

                          INDEPENDENT AUDITORS' REPORT

Imperial Holly Corporation:

  We have audited the accompanying consolidated financial statements of Imperial Holly Corporation and subsidiaries (the "Company"), listed in Item 14(a)(1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imperial Holly Corporation and subsidiaries at March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities to conform with Statement of Financial Accounting Standards No. 115 in 1994.

Deloitte & Touche LLP

Houston, Texas
June 9, 1995

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,
                                                            ------------------
                                                              1995      1994
                          ASSETS                            --------  --------
                                                            (IN THOUSANDS OF
                                                                DOLLARS)
CURRENT ASSETS:
  Cash and temporary investments........................... $  1,686  $    555
  Marketable securities (Note 2)...........................   35,079    28,334
  Accounts receivable--trade...............................   37,109    38,868
  Income tax receivable....................................    1,125     4,988
  Inventories:
    Finished products (Note 4).............................  100,540   110,671
    Raw and in-process materials...........................   22,633    22,370
    Supplies...............................................   11,990    11,688
  Manufacturing costs prior to production (Note 1).........   11,969    13,573
  Prepaid expenses.........................................    4,394     4,604
                                                            --------  --------
      Total current assets.................................  226,525   235,651
NOTES RECEIVABLE (Note 3)..................................    2,445        --
OTHER INVESTMENTS (Note 2).................................    6,450     6,553
PROPERTY, PLANT AND EQUIPMENT--Net (Note 3)................  128,952   141,234
OTHER ASSETS...............................................    9,752    10,222
                                                            --------  --------
      TOTAL................................................ $374,124  $393,660
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable--trade.................................. $ 44,756  $ 43,767
  Short-term borrowings (Note 4)...........................   61,092    77,438
  Current maturities of long-term debt (Note 5)............       51        84
  Deferred income taxes (Note 6)...........................    7,930     9,957
  Other current liabilities................................   25,491    20,361
                                                            --------  --------
      Total current liabilities............................  139,320   151,607
                                                            --------  --------
LONG-TERM DEBT--net of current maturities (Note 5).........  100,010   100,044
DEFERRED INCOME TAXES (Note 6).............................   21,323    21,605
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS...............    3,494     5,667
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY (Notes 4, 7 and 8):
  Preferred stock, without par value, issuable in series;
   5,000,000 shares authorized, none issued................
  Common stock, without par value; 50,000,000 shares
   authorized, 10,283,445 and 10,252,959 shares issued at
   March 31, 1995 and 1994, respectively...................   32,046    31,780
  Retained earnings........................................   72,854    79,862
  Unrealized securities gains--net of income taxes (Note
   2)......................................................    5,635     3,804
  Pension liability adjustment (Note 7)....................     (558)     (709)
                                                            --------  --------
    Total shareholders' equity.............................  109,977   114,737
                                                            --------  --------
      TOTAL................................................ $374,124  $393,660
                                                            ========  ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED MARCH 31,
                                            ----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  ----------
                                               (IN THOUSANDS OF DOLLARS,
                                               EXCEPT PER SHARE AMOUNTS)
NET SALES.................................. $  586,925  $  655,498  $  647,825
                                            ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of sales............................    532,423     598,440     576,025
  Selling, general and administrative......     56,593      60,699      61,361
  Cost of work force reduction (Note 10)...         --         925          --
  Provision for consolidation of
   manufacturing facilities (Note 10)......         --          --       3,300
                                            ----------  ----------  ----------
    Total..................................    589,016     660,064     640,686
                                            ----------  ----------  ----------
OPERATING INCOME (LOSS)....................     (2,091)     (4,566)      7,139
INTEREST EXPENSE--Net......................    (11,426)    (10,906)    (10,824)
REALIZED SECURITIES GAINS--Net (Note 2)....      1,649       1,465         898
OTHER INCOME--Net (Note 10)................      3,219       2,730       2,513
                                            ----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM........................     (8,649)    (11,277)       (274)
PROVISION (CREDIT) FOR INCOME TAXES (Note
 6)........................................     (3,284)     (3,312)       (397)
                                            ----------  ----------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....     (5,365)     (7,965)        123
EXTRAORDINARY ITEM--Net of tax of
 $1,808,000 (Note 5).......................         --          --      (3,509)
                                            ----------  ----------  ----------
NET INCOME (LOSS).......................... $   (5,365) $   (7,965) $   (3,386)
                                            ==========  ==========  ==========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Income (Loss) before extraordinary item.... $    (0.52) $    (0.78) $     0.01
  Extraordinary item--Net..................         --          --       (0.34)
                                            ----------  ----------  ----------
  Net Income (Loss)........................ $    (0.52) $    (0.78) $    (0.33)
                                            ==========  ==========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING........ 10,266,229  10,220,172  10,187,184
                                            ==========  ==========  ==========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                             COMMON STOCK              UNREALIZED  PENSION
                          ------------------ RETAINED  SECURITIES LIABILITY
                            SHARES   AMOUNT  EARNINGS    GAINS    ADJUSTMENT  TOTAL
                          ---------- ------- --------  ---------- ---------- --------
                                          (IN THOUSANDS OF DOLLARS)
BALANCE, APRIL 1, 1992..  10,176,417 $31,112 $98,149                         $129,261
  Net loss..............          --      --  (3,386)                          (3,386)
  Cash dividends ($.36
   per share)...........          --      --  (3,668)                          (3,668)
  Exercise of stock
   options and other
   transactions.........      27,311     255      --                              255
                          ---------- ------- -------                         --------
BALANCE, MARCH 31, 1993.  10,203,728  31,367  91,095                          122,462
  Net loss..............          --      --  (7,965)                          (7,965)
  Cash dividends ($.32
   per share)...........          --      --  (3,268)                          (3,268)
  Exercise of stock
   options..............      38,805     306      --                              306
  Employee stock
   purchase plan........      10,426     107      --                              107
  Unrealized securities
   gains--net...........          --      --      --     $3,804                 3,804
  Pension liability
   adjustment...........          --      --      --         --     $(709)       (709)
                          ---------- ------- -------     ------     -----    --------
BALANCE, MARCH 31, 1994.  10,252,959  31,780  79,862      3,804      (709)    114,737
  Net loss..............          --      --  (5,365)        --        --      (5,365)
  Cash dividend ($.16
   per share)...........          --      --  (1,643)        --        --      (1,643)
  Exercise of stock
   options..............       7,582      66      --         --        --          66
  Employee stock
   purchase plan........      22,904     200      --         --        --         200
  Change in unrealized
   securities gains--
   net..................          --      --      --      1,831        --       1,831
  Pension liability
   adjustment...........          --      --      --         --       151         151
                          ---------- ------- -------     ------     -----    --------
BALANCE, MARCH 31, 1995.  10,283,445 $32,046 $72,854     $5,635     $(558)   $109,977
                          ========== ======= =======     ======     =====    ========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                    YEAR ENDED MARCH 31,
                                                 -----------------------------
                                                   1995      1994      1993
                                                 --------  --------  ---------
                                                  (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
  Net income (loss)............................. $ (5,365) $ (7,965) $  (3,386)
  Adjustments for noncash and nonoperating
   items:
    Extraordinary item--net.....................       --        --      3,509
    Depreciation................................   13,429    15,360     15,251
    Deferred income tax provision...............   (3,294)      678        271
    Other.......................................   (2,021)     (797)       393
  Working capital changes:
    Receivables.................................    5,380     3,456     (3,858)
    Inventory...................................    8,914   (12,809)   (19,359)
    Deferred and prepaid costs..................    1,814     3,423     (1,091)
    Accounts payable............................      989    (2,892)      (212)
    Other liabilities...........................    2,358    (6,119)       497
                                                 --------  --------  ---------
  Operating cash flow...........................   22,204    (7,665)    (7,985)
                                                 --------  --------  ---------
INVESTING ACTIVITIES:
  Capital expenditures..........................   (7,850)   (8,423)   (12,111)
  Investment in marketable securities...........   (6,675)   (5,135)    (4,706)
  Proceeds from sale of marketable securities...    4,344     6,231      4,220
  Proceeds from sale of fixed assets............    5,915        60        129
  Other investments.............................      245       169       (301)
  Other.........................................      131       356     (1,113)
                                                 --------  --------  ---------
  Investing cash flow...........................   (3,890)   (6,742)   (13,882)
                                                 --------  --------  ---------
FINANCING ACTIVITIES:
  Short-term borrowings:
    Bank borrowings--net........................  (15,721)   25,622    (17,642)
    CCC borrowings--advances....................   76,307    70,712    156,172
    CCC borrowings--repayments..................  (76,280)  (69,023)  (142,958)
  Repayment of long-term debt...................      (67)  (18,816)   (61,602)
  Proceeds of long-term debt....................       --        --    100,000
  Dividends paid................................   (1,643)   (3,268)    (4,889)
  Stock option proceeds and other...............      221       330        177
                                                 --------  --------  ---------
  Financing cash flow...........................  (17,183)    5,557     29,258
                                                 --------  --------  ---------
INCREASE (DECREASE) IN CASH AND TEMPORARY
 INVESTMENTS....................................    1,131    (8,850)     7,391
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF
 YEAR...........................................      555     9,405      2,014
                                                 --------  --------  ---------
CASH AND TEMPORARY INVESTMENTS, END OF YEAR..... $  1,686  $    555  $   9,405
                                                 ========  ========  =========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1995, 1994 AND 1993

1. ACCOUNTING POLICIES

  Basis of Presentation--The consolidated financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates in one domestic business segment--the production and sale of refined sugar and related products.

  Cash and Temporary Investments--Temporary investments consist of short-term, highly liquid investments with maturities of 90 days or less at the time of purchase.

  Inventories--Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in first-out ("LIFO") method. All other costs are determined under the first-in first-out ("FIFO") method.

  If only the FIFO cost method had been used, inventories would have been $13,267,000 and $14,805,000 higher at March 31, 1995 and 1994, respectively.
Reductions in inventory quantities in fiscal 1995 and 1993 resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years which were higher than current costs. The effect of these liquidations was to decrease net income by about $114,000 ($0.01 per share) and $159,000 ($0.02 per share) in 1995 and 1993, respectively.

  Sugarbeets Purchased--Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond March 31. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized to date for sugar sold in each of the contract years through March 31. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area.

  Manufacturing Costs Prior to Production--Certain manufacturing costs, principally repairs and maintenance, incurred between processing periods are deferred and allocated to future sugar production.

  Property and Depreciation--Property is stated at cost and includes expenditures for renewals and improvements and capitalized interest. Maintenance and repairs are charged to current operations. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is included in income.

  Depreciation is provided principally on the straight-line or sum-of-the-years' digits methods over the estimated service lives of the assets.

  Fair Value of Financial Instruments--The fair value of financial instruments is estimated based upon market trading information, where available. Absent published market values for an instrument, management estimates fair values based upon quotations from broker/dealers or interest rate information for similar instruments. The carrying amount of cash and temporary investments, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. The fair value of the $100 million principal amount of 8 3/8% senior notes as of March 31, 1995 was approximately $90 million, based on a dealer quote.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1995, 1994 AND 1993

  Federal Income Taxes--Federal income tax expense includes the current tax obligation and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities.

  Earnings Per Share--The computation of earnings per share is based on the weighted average number of shares outstanding. Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect would be insignificant.

  Reclassifications--Certain amounts reported in prior fiscal years have been reclassified to conform with the fiscal 1995 presentation.

2. INVESTMENTS

  Effective March 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). All of the Company's marketable securities are classified as "available for sale", and accordingly, are reflected in the Consolidated Balance Sheet at fair market value, with the aggregate unrealized gain, net of related deferred tax liability, included as a component of shareholders' equity. Adoption of SFAS No. 115 had no effect on reported earnings. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method. Marketable securities consisted of the following (in thousands of dollars):

                                     MARCH 31, 1995                         MARCH 31, 1994
                          -------------------------------------  -------------------------------------
                                                   GROSS                                  GROSS
                                     FAIR   UNREALIZED HOLDING              FAIR   UNREALIZED HOLDING
                          AMORTIZED MARKET  -------------------  AMORTIZED MARKET  -------------------
                            COST     VALUE    GAINS    LOSSES      COST     VALUE    GAINS    LOSSES
                          --------- ------- --------- ---------  --------- ------- --------- ---------
US Government securities
 due 1995 through 1997..   $ 2,889  $ 2,875 $       3 $    (17)   $ 1,295  $ 1,308 $      22 $     (9)
Municipal securities due
 1996...................     1,456    1,458         2       --      1,482    1,472        --      (10)
Common stocks...........    20,281   28,808     8,632     (105)    17,913   23,469     6,234     (678)
Other...................     1,784    1,938       184      (30)     1,791    2,085       294       --
                           -------  ------- --------- --------    -------  ------- --------- --------
Total...................   $26,410  $35,079 $   8,821 $   (152)   $22,481  $28,334 $   6,550 $   (697)
                           =======  ======= ========= ========    =======  ======= ========= ========

  Realized securities gains are reported net of realized losses of $106,000 in 1995, $0 in 1994, and $49,000 in 1993. Marketable securities with a market value of $7,933,000 at March 31, 1995 were pledged to secure certain insurance obligations.

  Other investments includes the Company's royalty interest in a coal seam methane gas project, which is accounted for at amortized cost.

3. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at March 31, 1995 and 1994 consisted of the following (in thousands of dollars):

                                                                1995     1994
                                                              -------- --------
      Land................................................... $ 14,071 $ 14,674
      Buildings, machinery and equipment.....................  245,382  250,902
      Construction in progress...............................    2,281    1,569
                                                              -------- --------
          Total..............................................  261,734  267,145
      Less accumulated depreciation..........................  132,782  125,911
                                                              -------- --------
      Property, Plant and Equipment--Net..................... $128,952 $141,234
                                                              ======== ========

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1995, 1994 AND 1993
  The Company sold distribution facilities during fiscal 1995 in exchange for three-year, fixed rate notes aggregating $2,466,000. A gain of $780,000 on one such sale was deferred.

4. SHORT-TERM BORROWINGS

  At March 31, 1995, the Company had working capital financing available from domestic banks under a $90,000,000 unsecured revolving credit line. The line of credit provides for interest on advances at floating or negotiated rates, requires commitment fees and is subject to a credit agreement which limits, among other things, the Company's right, without consent of the lenders, to take certain actions and requires the Company to maintain certain financial and operating ratios. At March 31, 1995, the Company had the ability to pay dividends of up to $13,800,000 under the most restrictive of such financial covenants. The Company also has short-term borrowing facilities available from banks on an uncommitted basis aggregating $25,000,000 at March 31, 1995. Interest on these borrowings is on a negotiated rate basis.

  Additionally, the Company borrows short-term from the Commodity Credit Corporation ("CCC") under the United States Department of Agriculture's price support loan program. CCC borrowings are secured by refined beet sugar inventory and are nonrecourse to the Company. The Company chose to forfeit sugar in full satisfaction of a CCC loan which matured August 31, 1994 in the amount of $652,000.

  Outstanding borrowings at March 31, 1995 and 1994 were as follows (in thousands of dollars):

                                                                1995     1994
                                                               -------  -------
      Commodity Credit Corporation............................ $51,141  $51,766
      Bank working capital financing..........................   9,951   25,672
                                                               -------  -------
          Total............................................... $61,092  $77,438
                                                               =======  =======
      Weighted Average Interest Rate..........................    7.03%    3.82%
                                                               =======  =======

5. LONG-TERM DEBT

  Long-term debt at March 31, 1995 and 1994 was as follows (in thousands of dollars):

                                                                1995     1994
                                                              -------- --------
      8 3/8% senior notes.................................... $100,000 $100,000
      Other..................................................       61      128
                                                              -------- --------
      Total long-term debt...................................  100,061  100,128
      Less current maturities................................       51       84
                                                              -------- --------
      Long-term debt, net.................................... $100,010 $100,044
                                                              ======== ========

  In a public offering completed in October 1992, the Company issued $100,000,000 principal amount of 8 3/8% senior notes due 1999. The notes do not require principal payments prior to maturity. A portion of the net proceeds of approximately $98.7 million were used to prepay an earlier series of senior notes, including a make-whole premium which is reported, net of tax, as an extraordinary item in fiscal 1993. The indenture relating to the 8 3/8% senior notes contains restrictions on the Company's ability to create liens on certain properties.

  The Company has an interest rate swap agreement with Lehman Brothers Inc. ("Lehman") under which the Company receives payments based on a fixed rate of 7.77% and pays Lehman amounts based on the three month LIBOR rate. The swap, which expires in October 1996, has a notional principal amount of $21.4 million, which reduces to $10.7 million in October 1995. The Company is exposed to credit risk in the event of non-performance by Lehman; however the Company does not anticipate non-performance. The swap is

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1995, 1994 AND 1993
recorded in other investments at its market value of $242,000 at March 31, 1995. Income on the swap of $529,000 in 1995, $1,356,000 in 1994 and $1,374,000 in 1993 is reported in interest expense--net.

  Cash paid for interest on short and long-term debt was $11,463,000 in 1995, $12,562,000 in 1994, and $11,252,000 in 1993. Interest capitalized as part of the cost of constructing assets was $98,000 in 1995, $31,000 in 1994, and $43,000 in 1993.

6. INCOME TAXES

  The components of the consolidated income tax provision (credit) for each of the last three fiscal years were as follows (in thousands of dollars):

                                                       1995     1994     1993
                                                      -------  -------  -------
      Federal:
        Current...................................... $   (36) $(4,032) $(1,063)
        Tax benefit of operating loss carryforward...  (1,636)      --       --
        Deferred.....................................  (1,658)     678      271
      State..........................................      46       42      395
                                                      -------  -------  -------
        Total........................................ $(3,284) $(3,312) $  (397)
                                                      =======  =======  =======

  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities at March 31, 1995 and 1994 were as follows (in thousands of dollars):

                                    1995                         1994
                         ---------------------------  ---------------------------
                         ASSETS LIABILITIES  TOTAL    ASSETS LIABILITIES  TOTAL
                         ------ ----------- --------  ------ ----------- --------
Current:
  Marketable securities
   valuation
   differences..........     --  $ (3,034)  $ (3,034)     --  $ (2,049)  $ (2,049)
  Inventory valuation
   differences,
   principally purchase
   accounting...........     --    (6,091)    (6,091)     --    (6,222)    (6,222)
  Manufacturing costs
   prior to production
   deducted currently...     --    (4,189)    (4,189)     --    (4,747)    (4,747)
  Accruals not currently
   deductible........... $2,005        --      2,005  $1,729        --      1,729
  Alternate minimum tax
   differences..........  1,146        --      1,146     903        --        903
  Operating loss
   carryforward
   (expiring  2010).....  1,636        --      1,636      --        --         --
  Other.................    637       (40)       597     429        --        429
                         ------  --------   --------  ------  --------   --------
    Total current.......  5,424   (13,354)    (7,930)  3,061   (13,018)    (9,957)
                         ------  --------   --------  ------  --------   --------
Noncurrent:
  Depreciation
   differences,
   including purchase
   accounting...........     --   (19,980)   (19,980)     --   (21,117)   (21,117)
  Pension cost
   differences..........     --    (1,099)    (1,099)     --      (616)      (616)
  Accruals not currently
   deductible...........    908        --        908   1,097        --      1,097
  Other.................     --    (1,152)    (1,152)     --      (969)      (969)
                         ------  --------   --------  ------  --------   --------
    Total noncurrent....    908   (22,231)   (21,323)  1,097   (22,702)   (21,605)
                         ------  --------   --------  ------  --------   --------
Total................... $6,332  $(35,585)  $(29,253) $4,158  $(35,720)  $(31,562)
                         ======  ========   ========  ======  ========   ========

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1995, 1994 AND 1993

  The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

                                                       1995     1994     1993
                                                      -------  -------  ------
      Statutory federal rate.........................      35%      35%     34%
                                                      =======  =======  ======
      Income taxes computed at the statutory federal
       rate.......................................... $(3,027) $(3,947) $  (93)
      Effect of increase in statutory rate on
       deferred tax liabilities......................      --      871      --
      Nontaxable interest and dividends..............    (299)    (295)   (341)
      Effect of state income taxes...................      30       28     262
      Effect of foreign sales corporation............     (68)     (53)   (111)
      Other..........................................      80       84    (114)
                                                      -------  -------  ------
        Total........................................ $(3,284) $(3,312) $ (397)
                                                      =======  =======  ======

  Income tax refunds received were $3,778,000 in 1995, $4,482,000 in 1994, and $3,571,000 in 1993.

7. EMPLOYEE BENEFITS

  Retirement Plans--Substantially all of the Company's nonseasonal employees are covered by retirement plans. Certain unionized employees are covered by an industry-wide plan, and other employees are covered by Company-sponsored defined benefit plans. Under the Company-sponsored defined benefit plans, retirement benefits are primarily a function of years of service and the employee's compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains, and losses over a weighted average period of twelve years. Additionally, the Company provides a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law. In fiscal 1993, the Company adopted a non-qualified retirement plan for non-employee directors, which provides benefits based upon years of service as a director and the retainer in effect at the date of a director's retirement.

  The aggregate net periodic pension cost for these plans for each of the past three fiscal years included the following components (in thousands of dollars):

                                                         1995    1994    1993
                                                        ------  ------  ------
      Company-sponsored plans:
        Service cost for benefits earned during the
         period........................................ $2,128  $1,973  $2,095
        Interest cost on projected benefit obligation..  2,348   2,156   2,137
        Actual return on plan assets................... (4,439)    275    (535)
        Net amortization and deferral..................  3,254  (1,398)     43
                                                        ------  ------  ------
        Net periodic pension cost--Company-sponsored
         plans.........................................  3,291   3,006   3,740
      Industry-wide plan for certain unionized
       employees.......................................    459     517     474
                                                        ------  ------  ------
        Total pension cost............................. $3,750  $3,523  $4,214
                                                        ======  ======  ======

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1995, 1994 AND 1993

  The funded status of the Company-sponsored plans was as follows at March 31, 1995 and 1994 (in thousands of dollars):

                                       1995                            1994
                          ------------------------------- -------------------------------
                          PLANS FOR WHICH PLANS FOR WHICH PLANS FOR WHICH PLANS FOR WHICH
                            ACCUMULATED    ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED
                             BENEFITS       ACCUMULATED      BENEFITS       ACCUMULATED
                           EXCEED ASSETS     BENEFITS      EXCEED ASSETS     BENEFITS
                          --------------- --------------- --------------- ---------------
Actuarial present value
 of projected benefit
 obligations:
  Accumulated benefit
   obligations:
    Vested..............      $8,353          $14,948         $7,040          $13,436
    Nonvested...........         627              497            611              540
                              ------          -------         ------          -------
  Total accumulated
   benefit obligations..       8,980           15,445          7,651           13,976
  Effect of projected
   future salary
   increases............         673            7,442            753            7,226
                              ------          -------         ------          -------
  Projected benefit
   obligations..........       9,653           22,887          8,404           21,202
Plan assets at fair
 value (primarily listed
 stocks and bonds)......       5,029           23,990          3,115           18,028
                              ------          -------         ------          -------
Projected benefit
 obligations over
 (under) plan assets....       4,624           (1,103)         5,289            3,174
Prior service cost of
 plan amendments........      (2,440)              50         (2,520)              54
Unrecognized net gains
 (losses):
  Arising at transition
   date.................      (1,302)             370         (1,616)             448
  Arising subsequent to
   transition date......        (834)          (1,932)        (1,043)          (4,835)
Adjustment for
 additional liability...       3,903                0          4,426                0
                              ------          -------         ------          -------
Accrued (prepaid)
 pension cost...........      $3,951          $(2,615)        $4,536          $(1,159)
                              ======          =======         ======          =======
Assumptions used:
  Current discount rate
   for plan liabilities.        8.0%             8.0%          7.75%            7.75%
  Projected annual rate
   of increase in
   compensation levels..        5.5%             5.5%          5.5%             5.5%
  Assumed long-term re-
   turn on plan assets..        8.0%             8.0%          8.0%             8.0%

  401(k) Plans--Substantially all of the Company's nonbargaining unit employees may elect to defer up to 15% of their annual compensation in the Company's 401(k) Tax Deferred Savings Plan. The Company may make discretionary matching contributions of up to 38% of the first $2,500 contributed by an employee. The Company also provides 401(k) plans for certain bargaining unit groups which allow participating employees to defer up to 15% of their annual compensation. No amount was charged to expense for these plans in the last three fiscal years.

  Employee Stock Purchase Plan--In July 1993, the shareholders approved an amended and restated employee stock purchase plan and reserved 1,000,000 shares of common stock. The plan provides substantially all year-round employees the option to purchase shares of common stock either through open market purchases at market value or directly from the Company at 85% of market value. The amount charged to compensation expense for the discount on shares purchased under the latter alternative was $30,000 in 1995 and $16,000 in 1994.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1995, 1994 AND 1993

  Stock Incentive Plan--The shareholders have approved the Imperial Holly Corporation Stock Incentive Plan, and have reserved for issuance 812,500 shares of common stock. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options have an exercise price equal to the fair market value of the shares of common stock at date of grant, become exercisable in annual increments for up to five years commencing one year after date of grant, and expire not more than ten years from date of grant.

  Stock option activity in the plan during the last three fiscal years was as follows:

                                 1995                  1994                  1993
                         --------------------- --------------------- ---------------------
                                     PRICE                 PRICE                 PRICE
                         OPTIONS   PER SHARE   OPTIONS   PER SHARE   OPTIONS   PER SHARE
                         -------  ------------ -------  ------------ -------  ------------
Beginning Balance....... 494,815  $6.44-$16.83 363,214  $6.44-$16.83 404,939  $6.44-$16.83
Granted.................  24,500  $8.81-$ 9.75 208,000  $8.69-$14.00      --
Expired.................  (1,000)    $8.69     (34,201) $8.69-$15.88 (14,414) $6.44-$15.88
Exercised...............  (7,582) $6.44-$ 8.69 (42,198)    $6.44     (27,311)    $6.44
                         -------               -------               -------
Balance, March 31....... 510,733  $6.44-$16.83 494,815  $6.44-$16.83 363,214  $6.44-$16.83
                         =======               =======               =======
Exercisable as of March
 31..................... 331,609  $6.44-$16.83 248,466  $6.44-$16.83 264,727  $6.44-$16.83
                         =======               =======               =======

  Certain stock options listed above were granted with SARs. The SARs provide that, in lieu of the exercise of options, the optionee may receive cash or shares of stock with a fair market value equal to the amount by which the fair market value on exercise date of the stock subject to the option exceeds the option price. No SARs have been exercised and, at March 31, 1995, options outstanding with SARs attached totaled 70,395 shares (of which 67,895 were exercisable). A charge (credit) representing the increase (decrease) of the excess of fair market value over the exercise price of SARs totaling $0 in 1995, ($159,000) in 1994, and $19,000 in 1993 has been recorded as compensation expense.

  Nonemployee Director Stock Option Plan--The shareholders have approved the Nonemployee Director Stock Option Plan and have reserved 30,000 shares of common stock for issuance. The plan provides for the automatic granting to each nonemployee director of options to purchase 1,500 shares of common stock at a price equal to 50% of the fair market value at date of grant. The options become exercisable upon the completion of three years of service as a director, and expire over a two year period from the date first exercisable. Stock option activity in the plan during the last three fiscal years was as follows:

                                1995                1994                1993
                         ------------------- ------------------- -------------------
                                    PRICE               PRICE               PRICE
                         OPTIONS  PER SHARE  OPTIONS  PER SHARE  OPTIONS  PER SHARE
                         ------- ----------- ------- ----------- ------- -----------
Beginning Balance.......  6,000  $4.75-$8.84  3,000  $8.09-$8.84  3,000  $8.09-$8.84
Granted.................     --               3,000  $4.75-$7.00     --
Expired.................    750     $8.84        --                  --
Exercised...............     --                  --                  --
                          -----               -----               -----
Balance, March 31.......  5,250  $4.75-$8.84  6,000  $4.75-$8.84  3,000  $8.09-$8.84
                          =====               =====               =====
Exercisable as of March
 31.....................  2,250  $8.09-$8.84  1,500     $8.84        --
                          =====               =====               =====

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1995, 1994 AND 1993

8. SHAREHOLDER RIGHTS PLAN

  In 1989, the Board of Directors declared a dividend of one Right for each outstanding share of the Company's common stock. Certain terms of the rights were amended in January 1995. Each of the Rights, which are currently attached to the common stock, entitle the holder to purchase two three-hundredths of a share of a new series of Junior Participating Preferred Stock (68,556 in total as of March 31, 1995) at a price of $60 (subject to adjustment). The Rights are not exercisable until the earlier of ten days after the public announcement that a person or group has acquired 15% or more (25% or more for persons who were 10% shareholders on January 27, 1995) of the Company's outstanding common stock (an "Acquiring Person") or ten business days after the commencement of a tender offer to acquire such an interest. Under certain circumstances, the Rights, other than the Rights held by the Acquiring Person, will become exercisable for common stock of the Company (or an acquiror) with a market value equal to two times the exercise price of the Right. The Rights are redeemable, at 2/3 cents per Right, at any time prior to a person becoming an Acquiring Person. The Rights will expire on September 25, 1999.

9. COMMITMENTS AND CONTINGENCIES

  The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

  In 1992, the U.S. Customs Service ("Customs") notified the Company that Customs had audited customs drawback claims filed by the Company in 1985 and that Customs would require the Company to repay to Customs certain duties and fees previously refunded to the Company. In April 1992, the Company refunded $2.5 million to Customs under protest, a condition precedent to the commencement of an appeal of the audit decision, and recorded such amount in other assets. In April 1995, the Company received $2.7 million in settlement of this claim.

  The Company has had $1.5 million of standby letters of credit issued by banks to secure certain insurance obligations.

  The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $3,519,000, $3,117,000 and $4,542,000 in fiscal 1995, 1994, and
1993 respectively.

  The aggregate future minimum lease commitments under noncancelable operating leases at March 31, 1995 are summarized as follows (in thousands of dollars):

                                                                       OPERATING
      FISCAL YEAR                                                       LEASES
      -----------                                                      ---------
       1996...........................................................  $1,637
       1997...........................................................     877
       1998...........................................................     580
       1999...........................................................     453
       2000...........................................................     427
      After 2000......................................................   1,201

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1995, 1994 AND 1993
10. SUPPLEMENTARY INCOME STATEMENT INFORMATION

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

  Other income--net includes interest and dividends totaling $1,456,000 in 1995, $1,494,000 in 1994, and $1,584,000 in 1993. Amounts charged to expense for research and development were $2,084,000 in 1995, $2,679,000 in 1994, and $3,579,000 in 1993.