Form 10-Q
period 1995-06-30
IMPERIAL HOLLY CORP
filed 1995-08-09
CIK 831327

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________


                                   FORM 10-Q


[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-10307

                         ______________________________

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

                              Yes  [x]           No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1995.

                               10,298,115 shares.


                        Exhibit Index Appears on Page 12

                               Page 1 of 13 Pages

================================================================================

                           IMPERIAL HOLLY CORPORATION

                                     Index


                                                                    Page
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets                                3

            Consolidated Statements of Income                          4

            Consolidated Statements of Cash Flows                      5

            Consolidated Statement of Changes in
            Shareholders' Equity                                       6

            Notes to Consolidated Financial Statements                 7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              8

PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders       10

   Item 6.  Exhibits and Reports on Form 8-K                          10

PART I - FINANCIAL INFORMATION

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              JUNE 30, 1995       March 31, 1995
                                              -------------      ----------------
     ASSETS                                       (In Thousands of Dollars)

CURRENT ASSETS:
  Cash and temporary investments                  $  1,844            $  1,686
  Marketable securities                             35,947              35,079
  Accounts receivable                               52,658              38,234
  Inventories:
    Finished products                               92,865             100,540
    Raw and in-process materials                    20,078              22,633
    Supplies                                        11,396              11,990
  Manufacturing costs prior to production           15,865              11,969
  Prepaid expenses                                   3,520               4,394
                                                  --------            --------
      Total current assets                         234,173             226,525

NOTES RECEIVABLE                                     2,422               2,445

OTHER INVESTMENTS                                    6,506               6,450

PROPERTY, PLANT AND EQUIPMENT - net                128,307             128,952

OTHER ASSETS                                         6,986               9,752
                                                  --------            --------
       TOTAL                                      $378,394            $374,124
                                                  ========            ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade                       $ 63,209            $ 44,756
  Short-term borrowings                             55,300              61,092
  Current maturities of long-term debt                  18                  51
  Other current liabilities                         28,956              33,421
                                                  --------            --------
      Total current liabilities                    147,483             139,320

LONG-TERM DEBT                                      95,303             100,010

DEFERRED TAXES AND OTHER CREDITS                    24,488              24,817

SHAREHOLDERS' EQUITY
  Preferred stock                                        -                   -
  Common stock                                      32,142              32,046
  Retained earnings                                 73,589              72,854
  Unrealized securities gains - net                  5,947               5,635
  Pension liability adjustment                        (558)               (558)
                                                  --------            --------
    Total shareholders' equity                     111,120             109,977
                                                  --------            --------
       TOTAL                                      $378,394            $374,124
                                                  ========            ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                             Three Months Ended
                                                                   June 30,
                                                           ------------------------
                                                               1995         1994
                                                           -----------   ----------
                                                           (In Thousands of Dollars)
NET SALES                                                  $  148,824    $  149,324
                                                           ----------    ----------
COSTS AND EXPENSES:
  Cost of sales                                               134,307       134,732
  Selling, general and administrative                          13,906        13,621
                                                           ----------    ----------
    Total                                                     148,213       148,353
                                                           ----------    ----------
OPERATING INCOME                                                  611           971

INTEREST EXPENSE                                               (2,901)       (2,633)

REALIZED SECURITIES GAINS                                       2,457         1,622

OTHER INCOME -- Net                                             1,125         1,618
                                                           ----------    ----------
INCOME BEFORE INCOME TAXES                                      1,292         1,578

PROVISION FOR INCOME TAXES                                        526           582
                                                           ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM                                  766           996

EXTRAORDINARY ITEM -- NET OF TAX                                  380            --
                                                           ----------    ----------
NET INCOME                                                 $    1,146    $      996
                                                           ==========    ==========
EARNINGS PER SHARE OF COMMON STOCK:

INCOME BEFORE EXTRAORDINARY ITEM                                $0.07         $0.10

EXTRAORDINARY ITEM -- NET OF TAX                                 0.04            --
                                                           ----------    ----------
NET INCOME                                                      $0.11         $0.10
                                                           ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                        10,287,090    10,256,331
                                                           ==========    ==========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Three Months Ended
                                                                 June 30,
                                                       ---------------------------
                                                           1995           1994
                                                       -------------  ------------
                                                        (In Thousands of Dollars)

OPERATING ACTIVITIES:
  Net income                                               $  1,146      $    996
  Adjustments for non-cash and non-operating items:
    Extraordinary item - net                                   (380)            -
    Depreciation                                              3,146         3,640
    Other                                                    (2,942)       (2,877)
  Working capital changes:
    Receivables                                             (14,424)       (3,365)
    Advances on raw sugar cargos                                  -        (7,112)
    Inventory                                                10,824        22,589
    Deferred and prepaid costs                               (3,022)       (2,817)
    Accounts payable                                         18,453        11,790
    Other liabilities                                        (5,168)       (1,299)
                                                           --------      --------
  Operating cash flow                                         7,633        21,545
                                                           --------      --------
INVESTMENT ACTIVITIES:
  Capital expenditures                                       (2,690)       (1,790)
  Investment in marketable securities                        (3,475)       (3,348)
  Proceeds from sale of marketable securities                 5,528         3,191
  Proceeds from sale of fixed assets                            827         2,783
  Other                                                       2,604             6
                                                           --------      --------
Investing cash flow                                           2,794           842
                                                           --------      --------
FINANCING ACTIVITIES:
  Short-term debt:
    Bank borrowings - net                                    (3,747)       (9,941)
    CCC borrowings - advances                                59,256        16,928
    CCC borrowings - repayments                             (61,301)      (27,708)
  Repayment of long-term debt                                (4,156)           (5)
  Dividends paid                                               (411)         (410)
  Other                                                          90            45
                                                           --------      --------
Financing cash flow                                         (10,269)      (21,091)
                                                           --------      --------

INCREASE IN CASH AND TEMPORARY INVESTMENTS                      158         1,296

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD           1,686           555
                                                           --------      --------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD              $  1,844      $  1,851
                                                           ========      ========



                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Three Months Ended June 30, 1995
                                  (UNAUDITED)

                                   Common Stock                    Unrealized     Pension
                            -------------------------   Retained   Securities    Liability
                               Shares        Amount     Earnings     Gains       Adjustment     Total
                            -----------    ----------   --------   ----------    ----------   ---------
                                                 (In Thousands of Dollars)
BALANCE, MARCH 31, 1995      10,283,445     $32,046      $72,854     $5,635        $(558)     $109,977

Net income                                                 1,146                                 1,146

Cash dividend                                               (411)                                 (411)

Employee stock purchase
 plan and stock option
 exercises                       12,336          96                                                 96

Change in unrealized
 securities
 gains -- net                                                           312                        312
                             ----------     -------      -------     ------        -----      --------
BALANCE, JUNE 30, 1995       10,295,781     $32,142      $73,589     $5,947        $(558)     $111,120
                             ==========     =======      =======     ======        =====      ========

                See notes to consolidated financial statements.

                          IMPERIAL HOLLY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994

     Basis of Presentation -- The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

     Cost of Sales -- Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond June 30. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through June 30. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

     Extraordinary Item -- In June 1995, the Company purchased and retired $4,700,000 principal amount of its 8-3/8% senior notes due in 1999, resulting in a gain which is reported, net of related income tax expense of $204,000, as an extraordinary item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, including short-term, secured, non-recourse borrowings from the Commodity Credit Corporation ("CCC"). CCC loans outstanding at June 30, 1995 totaled $49.1 million.

     The increase in accounts receivable for the three months ended June 30, 1995 results from higher sales volumes compared to the quarter ended March 31, 1995, as well as the proceeds due from brokers for securities transactions. The decrease in finished product inventory during the three months ended June 30, 1995 was primarily due to the seasonal production schedule of the Company's beet sugar operations. The increase in accounts payable, principally amounts due growers, result from the timing of the purchase of and payments for sugarbeets.

     Operating cash flow of $7.6 million as well as cash flow from investing activities totaling $2.8 million for the three months ended March 31, 1995 was used to reduce long and short-term debt. In June 1995, the Company purchased and retired $4,700,000 principal amount of its 8-3/8% senior notes due 1999; the remaining notes, with an aggregate principal amount of $95.3 million, require semi-annual interest-only payments prior to maturity. Management believes that existing internal and external sources are adequate to meet its financing requirements, including fiscal 1996 capital expenditures, estimated at $8.0 million. The Company's marketable securities portfolio is reported at its market value of $35.9 million at June 30, 1995, $9.1 million in excess of its cost basis. In July 1995, the Board of Directors discontinued payment of dividends on the Company's common stock.

RESULTS OF OPERATIONS

     Net sales declined $.5 million or .3% for the three months ended June 30, 1995, compared to the same period of the prior year, as a 5% decrease in sugar volume sold was substantially offset by somewhat higher sales prices, as well as increases in beet pulp and molasses volumes. The lack of profitable sales opportunities, particularly in light of rising raw cane sugar costs was the primary factor in the volume reductions. Average sugar sales prices increased 3.4% from the year earlier period in part due to a shift in product mix, and increased only slightly from the immediately preceding fiscal quarter.

     Since October 1, 1994, the domestic sugar industry has been operating under marketing allotments imposed by the USDA, which are scheduled to expire September 30, 1995. The Company's current allotment has not had, and management does not expect that it will have, a significant restrictive effect on the Company's marketing plans. The Company is unable to predict if marketing allotments will be extended beyond September 30, 1995, or, if extended, what the allotment level for the total market or the Company's share thereof would be, nor the effect of any such extension on raw and refined sugar prices, margins and the Company's results of operations. Congress is currently formulating the 1995 Farm Bill which would be effective in October 1996. The Company is unable to predict whether the 1995 Farm Bill will include a sugar section, whether the sugar program under such a section, if any, would be similar to the current sugar program or the effects of such legislation on market prices for refined and raw sugar, the margins received by the Company on the sugar it sells or the results of operations of the Company.

     Cost of sales as a percent of sales increased from 90.0% to 90.3% for the three months ended June 30, 1995. The unit cost of raw cane sugar purchased increased approximately 2.6% for the three month period and as a result, the Company experienced a decrease in its unit margins on cane sugar sales. A shortage of raw cane sugar available for delivery for the remainder of the import quota year which ends September 30, 1995, has caused increases in the domestic raw sugar market which will continue to adversely impact the Company's results of operations through at least the end of its second fiscal quarter. The Company believes it has adequate supplies of raw sugar committed under forward purchase contracts for delivery through this period. The Company purchases sugar beets under participatory contracts which provide for a percentage of sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risk on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Depressed refined sugar selling prices have resulted in net selling prices falling below such minimum support levels in some contract areas. Consequently, the increase in the unit selling price of refined beet sugar resulted in a modest increase in the unit cost of sugarbeets purchased. Additionally, higher sugarbeet freight costs offset improved manufacturing performances especially in the Company's Brawley, California factory, resulting in an increase in the cost of beet sugar sold of 1.6%.

     Selling, general and administrative expenses increased by $285,000 or 2.1% for the three months ended June 30, 1995 compared to the same period of the prior year, as increases in advertising and warehousing costs were largely offset by reductions in general and administrative costs.

     Interest expense for the three months ended June 30, 1995 was higher than the comparable period of the prior year as a result of higher short-term interest rates on somewhat lower average short-term borrowings. Other income -- net for the three months ended June 30, 1995 includes gains on the sale of assets of $.6 million compared to $1.4 million of such gains in the prior year period. The extraordinary gain resulted from the purchase and retirement of $4.7 million principal amount of 8-3/8% senior notes in June 1995.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Shareholders on July 28, 1995, nominees for Class I Directors were elected to serve for terms of office expiring in 1998 by the vote totals as follows:

                                             NUMBER OF VOTES
                                                                 BROKER
                                   FOR         WITHHELD        NON-VOTES

John D. Curtin, Jr.             9,138,407       61,681            --
I. H. Kempner, II               9,137,103       62,985            --
James C. Kempner                9,138,564       61,524            --
Daniel K. Thorne                9,138,914       61,174            --

     Class II Directors, whose terms of office continue until 1996 are Edward O. Gaylord, Robert C. Hanna, Roger W. Hill and Robert L. K. Lynch. Class III Directors, whose terms of office continue until 1997 are A. M. Bartolo, Ann O. Hamilton, Harris L. Kempner, Jr., H. E. Lentz and Fayez Sarofim.

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

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IMPERIAL HOLLY CORPORATION
                                          (Registrant)


Dated: August 8, 1995               By: /s/ James C. Kempner
                                        -------------------------
                                        James C. Kempner
                                        President,
                                        Chief Executive Officer
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

                          IMPERIAL HOLLY CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995


Exhibit Index

Exhibit                                               Sequential Page Number

   11        Computation of Income Per Common Share.       Page 13