Form 10-Q
period 1995-09-30
IMPERIAL HOLLY CORP
filed 1995-11-13
CIK 831327

==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________


                                   FORM 10-Q


[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

                              Yes   x           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1995.

                               10,306,590 shares.


                        Exhibit Index Appears on Page 13

                               Page 1 of 14 Pages
==============================================================================

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


PART I - FINANCIAL INFORMATION

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                             September 30, 1995         March 31, 1995
                                             -------------------  --------------------------
             ASSETS                                   (In Thousands of Dollars)
CURRENT ASSETS:
  Cash and temporary investments                       $  1,868                    $  1,686
  Marketable securities                                  36,971                      35,079
  Accounts receivable                                    51,620                      38,234
  Inventories:
    Finished products                                    38,911                     100,540
    Raw and in-process materials                         19,882                      22,633
    Supplies                                             13,193                      11,990
  Manufacturing costs prior to production                22,554                      11,969
  Prepaid expenses                                        4,422                       4,394
                                                       --------                    --------
      Total current assets                              189,421                     226,525

NOTES RECEIVABLE                                          2,396                       2,445

OTHER INVESTMENTS                                         6,848                       6,450

PROPERTY, PLANT AND EQUIPMENT - net                     127,619                     128,952

OTHER ASSETS                                              6,817                       9,752
                                                       --------                    --------
         TOTAL                                         $333,101                    $374,124
                                                       ========                    ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade                            $ 41,400                    $ 44,756
  Short-term borrowings                                  29,851                      61,092
  Current maturities of long-term debt                       17                          51
  Other current liabilities                              30,991                      33,421
                                                       --------                    --------
      Total current liabilities                         102,259                     139,320

LONG-TERM DEBT                                           95,300                     100,010

DEFERRED TAXES AND OTHER CREDITS                         24,705                      24,817

SHAREHOLDERS' EQUITY
  Preferred stock                                             -                           -
  Common stock                                           32,183                      32,046
  Retained earnings                                      72,059                      72,854
  Unrealized securities gains - net                       7,153                       5,635
  Pension liability adjustment                             (558)                       (558)
                                                       --------                    --------
    Total shareholders' equity                          110,837                     109,977
                                                       --------                    --------
         TOTAL                                         $333,101                    $374,124
                                                       ========                    ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       Three Months Ended                 Six Months Ended
                                                          September 30,                     September 30,
                                                 -----------------------------------  ------------------------
                                                     1995                   1994          1995          1994
                                                 ---------------        -----------   ----------    ----------
                                                                  (In Thousands of Dollars)

NET SALES                                            $   165,786        $   162,072   $   314,610   $   311,396
                                                     -----------        -----------   -----------   -----------

COSTS AND EXPENSES:
 Cost of sales                                           151,828            148,320       286,135       283,052
 Selling, general and administrative                      14,699             14,027        28,605        27,648
                                                     -----------        -----------   -----------   -----------

  Total                                                  166,527            162,347       314,740       310,700
                                                     -----------        -----------   -----------   -----------

OPERATING INCOME (LOSS)                                     (741)              (275)         (130)          696

INTEREST EXPENSE                                          (2,821)            (2,554)       (5,722)       (5,187)

REALIZED SECURITIES GAINS -- NET                             705                116         3,162         1,738

OTHER INCOME -- Net                                          729                889         1,854         2,507
                                                     -----------        -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                         (2,128)            (1,824)         (836)         (246)

PROVISION (CREDIT) FOR INCOME TAXES                         (598)              (684)          (72)         (102)
                                                     -----------        -----------   -----------   -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   (1,530)            (1,140)         (764)         (144)

EXTRAORDINARY ITEM - NET OF TAX                                -                  -           380             -
                                                     -----------        -----------   -----------   -----------

NET INCOME (LOSS)                                    $    (1,530)       $    (1,140)  $      (384)  $      (144)
                                                     ===========        ===========   ===========   ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   $(0.15)            $(0.11)       $(0.08)       $(0.01)

EXTRAORDINARY ITEM - NET OF TAX                                -                  -          0.04             -
                                                     -----------        -----------   -----------   -----------

NET INCOME (LOSS)                                         $(0.15)            $(0.11)       $(0.04)       $(0.01)
                                                     ===========        ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                   10,298,298         10,262,336    10,292,725    10,259,350
                                                     ===========        ===========   ===========   ===========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended
                                                           September 30
                                                       --------------------
                                                          1995       1994
                                                       ---------   --------
                                                     (In Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income                                            $    (384)  $   (144)
 Adjustments for non-cash and non-operating items:
  Extraordinary item - net                                  (380)         -
  Depreciation                                             6,319      6,863
  Other                                                   (3,550)    (2,875)
 Working capital changes:
  Receivables                                            (13,386)    (7,219)
  Inventory                                               63,177     59,486
  Deferred and prepaid costs                             (10,613)    (9,691)
  Accounts payable                                        (3,356)    10,402
  Other liabilities                                       (3,567)       595
                                                       ---------   --------
 Operating cash flow                                      34,260     57,417
                                                       ---------   --------
INVESTMENT ACTIVITIES:
 Capital expenditures                                     (5,175)    (5,311)
 Investment in marketable securities                      (4,367)    (3,901)
 Proceeds from sale of marketable securities               7,945      3,766
 Proceeds from sale of fixed assets                          838      2,800
 Other                                                     2,369        101
                                                       ---------   --------
Investing cash flow                                        1,610     (2,545)
                                                       ---------   --------
FINANCING ACTIVITIES:
 Short-term debt:
  Bank borrowings - net                                   19,900     (1,582)
  CCC borrowings - advancements                           81,674     16,928
  CCC borrowings - repayments                           (132,815)   (68,042)
 Repayment of long-term debt                              (4,160)       (25)
 Dividends paid                                             (411)      (821)
 Other                                                       124         88
                                                       ---------   --------
Financing cash flow                                      (35,688)   (53,454)
                                                       ---------   --------

INCREASE IN CASH AND TEMPORARY INVESTMENTS                   182      1,418

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD        1,686        555
                                                       ---------   --------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD          $   1,868   $  1,973
                                                       =========   ========




                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Six Months Ended September 30, 1995
                                  (UNAUDITED)

                                                Common Stock                 Unrealized   Pension
                                          ---------------------    Retained  Securities  Liability
                                           Shares        Amount    Earnings    Gains    Adjustment     Total
                                          -----------   --------   --------    -----    -----------     -----
                                                              (In Thousands of Dollars)
BALANCE, MARCH 31, 1995                    10,283,445    $32,046   $72,854      $5,635   $   (558)    $109,977

Net income (loss)                                                     (384)                               (384)

Cash dividend                                                         (411)                               (411)

Employee stock
 purchase plan and
 stock option exercises                        16,974        137                                           137
Change in unrealized
 securities gains - net                                                         1,518                    1,518
                                          -----------    -------   ------      ------       -----    ---------

BALANCE, SEPTEMBER 30, 1995                10,300,419    $32,183   $72,059     $ 7,153      $ (558)   $110,837
                                          ===========    =======   =======     =======      ======    ========


                See notes to consolidated financial statements.

                           IMPERIAL HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


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

  Cost of Sales -- Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond September 30. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through September 30. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

  Extraordinary Item -- In June 1995, the Company purchased and retired $4,700,000 principal amount of its 8-3/8% senior notes due in 1999, resulting in a gain which is reported, net of related income tax expense of $204,000, as an extraordinary item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, including short-term, secured, non-recourse borrowings from the Commodity Credit Corporation ("CCC"). CCC loans mature each September 30, and, accordingly, no CCC loans were outstanding at September 30, 1995.

  The increase in accounts receivable for the six months ended September 30, 1995 results from higher sales volumes in the current quarter as compared to the quarter ended March 31, 1995, as well as the proceeds due from brokers for securities transactions. The decrease in finished product inventory during the six months ended September 30, 1995 was primarily due to the seasonal production schedule of the Company's beet sugar operations.

  Operating cash flow of $34.3 million as well as cash flow from investing activities totaling $1.6 million for the six months ended September 30, 1995 was used to reduce long and short-term debt. In June 1995, the Company purchased and retired $4,700,000 principal amount of its 8-3/8% senior notes due 1999; the remaining notes, with an aggregate principal amount of $95.3 million, require semi-annual interest-only payments prior to maturity. Management believes that existing internal and external sources are adequate to meet its financing requirements, including fiscal 1996 capital expenditures, estimated at $8.0 million. The Company has entered into a limited partnership agreement with a sugarbeet growers' cooperative in Washington state to build and operate a new sugarbeet factory. The Company's capital commitment primarily consists of certain production equipment which is not presently in use. The Company's marketable securities portfolio is reported at its market value of $36.9 million at September 30, 1995, $11.0 million in excess of its cost basis. In July 1995, the Board of Directors discontinued payment of dividends on the Company's common stock.

RESULTS OF OPERATIONS

  The Company's results of operations continue to be adversely affected by a combination of low refined sugar prices and historically high raw cane sugar prices. Selling prices, which have been depressed by an oversupply of refined sugar from expanded beet sugar production in recent years, have increased modestly in the current fiscal year, but substantially less than the significant increases in raw sugar costs due to an overly restrictive import quota.
Although reduced from the peak levels established during the summer months, domestic raw sugar prices continue well above previous years' levels. A significant portion of the Company's industrial sales are made under forward sales contracts; the Company enters into forward purchase contracts for raw cane sugar to reduce its exposure to future price changes.

  The domestic sugar industry operated under marketing allotments imposed by the USDA for the year ended September 30, 1995. The Company is unable to predict if marketing allotments which expired September 30, 1995 will be re-imposed, or, if re-imposed, what the allotment level for the total market or the Company's share thereof would be, nor the effect of any such action on raw and refined sugar prices, margins and the Company's results of operations. Congress is currently formulating the 1995 Farm Bill which would be effective in October 1996. The Company is unable to predict whether the 1995 Farm Bill will include a sugar section, whether the sugar program under such a section, if any, would be similar to the current sugar program or the effects of such legislation on market prices for refined and raw sugar, the margins received by the Company on the sugar it sells or the results of operations of the Company.

  Net sales increased $3.7 million or 2.9% for the three months ended September 30, 1995, compared to the same period of the prior year, as an increase in sugar volume sold was combined with higher sales prices. Sugar sales volume increased somewhat as increases in beet sugar sales more than offset reductions in cane sugar sales. Average sugar sales prices increased from the year earlier period in part due to a shift in product mix and modest increases in selling prices. Average sugar sales prices decreased from the immediately preceding quarter.
For the six month period ended September 30, 1995, net sales increased $3.2 million or 1.0% as an increase in average sugar sales price more than offset a decrease in sugar sales volume.

  Cost of sales as a percent of sales was virtually unchanged at 91.6% for the three months and 90.9% for the six months ended September 30, 1995. The unit cost of raw cane sugar purchased increased more than the average sales price resulting in a decrease in unit margins on cane sugar sales. Domestic raw cane market prices remain higher than the previous year, and absent similar increases in refined sugar prices, will continue to negatively impact the Company's results of operations for the remainder of the current fiscal year. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risk on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Low refined sugar selling prices resulted in net selling prices falling below such minimum support levels in some contract areas during previous years, however net selling prices are currently above such minimum levels. Consequently, the increase in the unit selling price of refined beet sugar resulted in a modest increase in the unit cost of sugarbeets purchased. Improved manufacturing performances especially in the Company's Brawley, California factory, resulted in a slight decrease in the cost of beet sugar sold from the already low levels of the previous fiscal period.

  Selling, general and administrative expenses increased by $672,000 or 4.8% for the three months and $957,000 or 3.5% for the six months ended September 30, 1995 compared to the same period of the prior year, as increases in advertising and warehousing costs were largely offset by reductions in general and administrative costs. In October 1995, the Company announced a cost reduction program in the sales, administrative and manufacturing overhead areas, including a reduction in force, which is expected to yield annual cost savings of $8,000,000. In connection with the reductions, which are expected to be substantially complete by March 31, 1996, the Company expects to record a charge to pre-tax earnings of $475,000 in the quarter ending December 31, 1995.

  Interest expense for the three and six month periods ended September 30, 1995 was higher than the comparable period of the prior year as a result of higher short-term interest rates on higher average short-term borrowings. Other income -- net for the six months ended September 30, 1995 includes gains on the sale of assets of $.6 million compared to $1.7 million of such gains in the prior year period. The extraordinary gain resulted from the purchase and retirement of $4.7 million principal amount of 8-3/8% senior notes in June 1995.

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

  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       IMPERIAL HOLLY CORPORATION
                                              (Registrant)


Dated:  November 10, 1995               By:  /s/ James C. Kempner
                                             ----------------------------
                                             James C. Kempner
                                             President,
                                             Chief Executive Officer
                                             and Chief Financial Officer
                                             (Principal Financial Officer)

                           IMPERIAL HOLLY CORPORATION

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


Exhibit Index


Exhibit

 11      Computation of Income Per
         Common Share.

 27      Financial Data Schedule