Form 10-Q
period 1995-12-31
IMPERIAL HOLLY CORP
filed 1996-02-14
CIK 831327

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________


                                   FORM 10-Q


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

                              Yes   [x]           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1996.

                               10,310,910 shares.


                        Exhibit Index Appears on Page 14

                              Page 1 of 55 Pages


===============================================================================

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

                         PART I - FINANCIAL INFORMATION

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                             December 31, 1995     March 31, 1995
                                             ------------------  -----------------
         ASSETS                                        (In Thousands of Dollars)
CURRENT ASSETS:
  Cash and temporary investments                      $  6,543           $  1,686
  Marketable securities                                 34,842             35,079
  Accounts receivable                                   46,083             38,234
  Inventories:
    Finished products                                   92,198            100,540
    Raw and in-process materials                        38,755             22,633
    Supplies                                            11,986             11,990
  Manufacturing costs prior to production                3,295             11,969
  Prepaid expenses                                       4,435              4,394
                                                      --------           --------
      Total current assets                             238,137            226,525

NOTES RECEIVABLE                                         1,216              2,445

OTHER INVESTMENTS                                        6,691              6,450

PROPERTY, PLANT AND EQUIPMENT - net                    126,191            128,952

OTHER ASSETS                                             6,710              9,752
                                                      --------           --------
      TOTAL                                           $378,945           $374,124
                                                      ========           ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade                           $ 53,467           $ 44,756
  Short-term borrowings                                 71,170             61,092
  Current maturities of long-term debt                      13                 51
  Other current liabilities                             28,189             33,421
                                                      --------           --------
      Total current liabilities                        152,839            139,320

LONG-TERM DEBT                                          89,800            100,010

DEFERRED TAXES AND OTHER CREDITS                        25,349             24,817

SHAREHOLDERS' EQUITY
  Preferred stock                                            -                  -
  Common stock                                          32,241             32,046
  Retained earnings                                     71,864             72,854
  Unrealized securities gains - net                      7,410              5,635
  Pension liability adjustment                            (558)              (558)
                                                      --------           --------
      Total shareholders' equity                       110,957            109,977
                                                      --------           --------
      TOTAL                                           $378,945           $374,124
                                                      ========           ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  Three Months Ended          Nine Months Ended
                                                     December 31,                December 31,
                                              --------------------------  --------------------------
                                                  1995          1994          1995          1994
                                              ------------  ------------  ------------  ------------
                                                            (In Thousands of Dollars)

NET SALES                                     $   171,569   $   147,776   $   486,179   $   459,172
                                              -----------   -----------   -----------   -----------

COSTS AND EXPENSES:
  Cost of sales                                   157,809       130,867       443,944       413,918
  Selling, general and administrative              14,608        14,637        43,213        42,285
  Cost of work force reduction                        475             -           475             -
                                              -----------   -----------   -----------   -----------
    Total                                         172,892       145,504       487,632       456,203
                                              -----------   -----------   -----------   -----------

OPERATING INCOME (LOSS)                            (1,323)        2,272        (1,453)        2,969

INTEREST EXPENSE                                   (2,723)       (2,870)       (8,445)       (8,057)

REALIZED SECURITIES GAINS (LOSSES)- NET             2,226           (89)        5,388         1,649

OTHER INCOME -- Net                                   967           724         2,821         3,230
                                              -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                    (853)           37        (1,689)         (209)

PROVISION (CREDIT) FOR INCOME TAXES                  (434)          (70)         (506)         (172)
                                              -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              (419)          107        (1,183)          (37)

EXTRAORDINARY ITEM - NET OF TAX                       224             -           604             -
                                              -----------   -----------   -----------   -----------

NET INCOME (LOSS)                             $      (195)  $       107   $      (579)  $       (37)
                                              ===========   ===========   ===========   ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       $     (0.04)        $0.01   $     (0.12)  $      -

EXTRAORDINARY ITEM - NET OF TAX                      0.02             -          0.06             -
                                              -----------   -----------   -----------   -----------
NET INCOME (LOSS)                             $     (0.02)        $0.01   $     (0.06)  $     -
                                              ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING            10,305,527    10,268,278    10,297,010    10,262,337
                                              ===========   ===========   ===========   ===========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                            December 31
                                                          1995       1994
                                                       ---------   --------
                                                      (In Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income (loss)                                     $    (579)  $    (37)
 Adjustments for non-cash and non-operating items:
  Extraordinary item - net                                  (604)         -
  Depreciation                                             9,434     10,242
  Other                                                   (5,623)    (2,733)
 Working capital changes:
  Receivables                                             (7,849)     8,402
  Advances on raw sugar cargos                                 -     (1,483)
  Inventory                                               (7,776)   (46,184)
  Deferred and prepaid costs                               8,633      7,915
  Accounts payable                                         8,711     17,570
  Other liabilities                                       (5,985)     1,105
                                                       ---------   --------
 Operating cash flow                                      (1,638)    (5,203)
                                                       ---------   --------
INVESTMENT ACTIVITIES:
 Capital expenditures                                     (6,887)    (6,717)
 Investment in marketable securities                      (6,396)    (6,482)
 Proceeds from sale of marketable securities              14,717      4,182
 Proceeds from sale of fixed assets                          847      4,136
 Other                                                     3,688     (1,178)
                                                       ---------   --------
Investing cash flow                                        5,969     (6,059)
                                                       ---------   --------
FINANCING ACTIVITIES:
 Short-term debt:
  Bank borrowings - net                                   23,060     29,826
  CCC borrowings - advancements                          119,833     55,462
  CCC borrowings - repayments                           (132,815)   (70,434)
 Repayment of long-term debt                              (9,319)       (46)
 Dividends paid                                             (411)    (1,231)
 Other                                                       178        130
                                                       ---------   --------
Financing cash flow                                          526     13,707
                                                       ---------   --------

INCREASE IN CASH AND TEMPORARY INVESTMENTS                 4,857      2,445

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD        1,686        555
                                                       ---------   --------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD          $   6,543   $  3,000
                                                       =========   ========



                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Nine Months Ended December 31, 1995
                                  (UNAUDITED)


                                                       Common Stock
                                                    __________________              Unrealized   Pension
                                                                          Retained  Securities  Liability
                                                    Shares      Amount    Earnings    Gains     Adjustment    Total
                                                  ----------   --------   --------  ----------  ----------   --------
                                                                              (In Thousands of Dollars)
BALANCE, MARCH 31, 1995                           10,283,445    $32,046   $72,854      $5,635    $ (558)     $109,977

Net income (loss)                                                            (579)                               (579)

Cash dividend                                                                (411)                               (411)

Employee stock
 purchase plan and
 stock option exercises                               25,381        195                                         195
Change in unrealized
 securities gains - net                                                                 1,775                 1,775
                                                  ----------    -------   -------      ------    -------   --------

BALANCE, DECEMBER 31, 1995                        10,308,826    $32,241   $71,864      $7,410    $ (558)   $110,957
                                                  ==========    =======   =======      ======    =======   ========


                See notes to consolidated financial statements.

                           IMPERIAL HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994


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

  Extraordinary Item -- The Company purchased and retired $4.7 million principal amount in the first quarter and $5.5 million principal amount in the third quarter of its 8-3/8% senior notes due 1999, resulting in gains which are reported, net of related income tax expense aggregating $325,000, as an extraordinary item.

  Pending Acquisition -- The Company has entered into a definitive agreement to acquire Spreckels Sugar Company, a California based beet sugar processor, for net working capital plus $3 million, subject to adjustments at closing.

Based on reports provided by Spreckel's parent company, net working capital was approximately $25 million at December 31, 1995. Additionally, Spreckels Sugar Company had non-current liabilities totaling approximately $7 million related principally to capital leases and employee pension liabilities. In consideration of the $3 million, the seller will retain all liabilities for post-retirement medical costs of Spreckels Sugar Company retirees at date of closing. The purchase, which is subject to regulatory approval, is expected to close during the Company's fourth fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, including short-term, secured, non-recourse borrowings from the Commodity Credit Corporation ("CCC"). CCC loans outstanding at December 31, 1995 totaled $38.2 million.

  The increase in accounts receivable for the nine months ended December 31, 1995 results from higher sales volumes in the current quarter as compared to the quarter ended March 31, 1995. The increase in raw and in-process inventory during the nine months ended December 31, 1995 was primarily due to the seasonal production schedule of the Company's beet sugar operations. Net proceeds from the sale of marketable securities, as well as an increase in short-term borrowings for the nine months ended December 31, 1995 was used principally to fund capital expenditures and reduce long-term debt.

  During the nine months ended December 31, 1995, the Company purchased and retired $10.2 million principal amount of its 8-3/8% senior notes due 1999; the remaining notes, with an aggregate principal amount of $89.8 million, require semi-annual interest-only payments prior to maturity. As discussed in the Notes to Consolidated Financial Statements, the Company has agreed to acquire Spreckels Sugar Company and expects to incur long-term bank debt to finance the purchase. Management believes that existing internal and external sources are adequate to meet its other financing requirements, including fiscal 1996 capital expenditures, estimated at $8.0 million.

  The Company has entered into a limited partnership agreement with a sugarbeet growers' cooperative in Washington state to build and operate a new sugarbeet factory. The Company's capital commitment primarily consists of certain production equipment which is not presently in use.

  The Company's marketable securities portfolio is reported at its market value of $34.8 million at December 31, 1995, $11.4 million in excess of its cost basis. In July 1995, the Board of Directors discontinued payment of dividends on the Company's common stock.

RESULTS OF OPERATIONS

  The Company's results of operations continue to be adversely affected by a combination of low refined sugar prices and high raw cane sugar prices. The Company's average refined sugar selling prices, which have been depressed by an oversupply of refined sugar from expanded beet sugar production in recent years, have increased modestly in the current fiscal year. Spot prices began increasing during the Company's third fiscal quarter as a result of a smaller domestic beet sugar crop. Raw cane sugar costs, although reduced from the peak levels established during the summer months, continue well above previous years' levels. A significant portion of the Company's industrial sales are made under forward sales contract resulting in a lagging effect of market price changes on the Company's sugar sales. The Company enters into forward purchase contracts for raw cane sugar to reduce its exposure to future price changes.

  Congress is currently formulating a new Farm Bill. The Senate has passed a version of the bill which would continue raw cane sugar import restrictions, would provide that CCC loans will be with recourse unless raw cane sugar import levels are above a specified level and would eliminate marketing allotments. The Company is not able to predict if the Senate bill or any other proposal will become law, nor the effects of such legislation on market prices for refined and raw sugar, the margins received by the Company on the sugar it sells or the results of operations of the Company. The domestic sugar industry operated under marketing allotments imposed by the USDA for the year ended September 30, 1995. The Company is unable to predict if marketing allotments which expired September 30, 1995 will be re-imposed, or, if re-imposed, what the allotment level for the total market or the Company's share thereof would be, nor the effect of any such action on raw and refined sugar prices, margins and the Company's results of operations.

  Net sales increased $23.8 million or 16.1% for the three months ended December 31, 1995, compared to the same period of the prior year, largely as a result of increased sugar volume sold, combined with moderately higher sales prices. Sugar sales volume reflected increases in both beet sugar and cane sugar sales. Average sugar sales prices increased from the year earlier period due to a shift in product mix and modest increases in selling prices. For the nine month period ended December 31, 1995, net sales increased $27.0 million or 5.9% attributable to both increases in average sugar sales price and increases in sugar sales volume.

    Cost of sales as a percent of sales increased to 92.0% from 88.6% for the three month and to 91.3% from 90.1% for the nine month periods ended December 31, 1995 when compared to the prior year's periods. A smaller than expected sugarbeet crop in the Company's Rocky Mountain and Texas growing areas, coupled with reductions in sugarbeet acreage in Northern California resulting from last winter's heavy rains, combined to reduce sugar production and correspondingly increase unit manufacturing costs at the Company's beet sugar factories. The unit cost of raw cane sugar purchased increased more than the average sales price resulting in a decrease in unit margins on cane sugar sales. Domestic raw cane market prices remain higher than the previous year, and absent similar increases in refined sugar prices, will continue to negatively impact the Company's results of operations for at least the remainder of the current fiscal year. Recent increases in the raw cane sugar import quota have not significantly reduced raw market prices. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risk on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Low refined sugar selling prices resulted in net selling prices falling below such minimum support levels in some contract areas during previous years, however net selling prices are currently above such minimum levels. Consequently, the increase in the unit selling price of refined beet sugar resulted in a modest increase in the unit cost of sugarbeets purchased.

  Selling, general and administrative expenses were virtually unchanged for the three months and increased $928,000 or 2.2% for the nine months ended December 31, 1995 compared to the same period of the prior year, as volume related increases in shipping and warehousing costs were largely offset by reductions in general and administrative costs. During its third fiscal quarter, the Company commenced a cost reduction program in the sales, administrative and manufacturing overhead areas, including a reduction in force, which is expected to yield annual cost savings of $8,000,000. In connection with the reduction in force, which is expected to be substantially complete by March 31, 1996, the Company recorded a charge to pre-tax earnings of $475,000 in the quarter ended December 31, 1995 of which $300,000 has been paid through December 31, 1995.

  Interest expense for the three month period ended December 31, 1995 was lower than the comparable period of the prior year as a result of lower average long and short-term borrowings. For the nine month period, higher average short-term interest rates more than offset lower average borrowings, resulting in an increase in interest expense. Other income -- net for the nine months ended December 31, 1995 includes gains on the sale of assets of $0.6 million compared to $1.5 million of such gains in the prior year period. The extraordinary gains resulted from the purchase and retirement of $10.2 million principal amount of 8-3/8% senior notes.

  The Company's effective tax rate varies from the statutory tax largely due to the effect of nontaxable interest and dividends included in income (loss) before income taxes.



----------------
  The statements regarding future market prices and the other statements which are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission.

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

 (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                               IMPERIAL HOLLY CORPORATION
                                      (Registrant)


Dated: February 12, 1996              By:  /s/ James C. Kempner
                                           --------------------
                                  James C. Kempner
                                  President,
                                  Chief Executive Officer
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

                           IMPERIAL HOLLY CORPORATION

                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1995



Exhibit Index


Exhibit                                  Sequential Page Number

  4       Stock Purchase Agreement dated       Page 15
          as of January 8, 1996 by and
          between Holly Sugar Corporation
          and Spreckels Industries, Inc.

 11       Computation of Income Per            Page 55
          Common Share.

 27       Financial Data Schedule