Form 10-K
period 1996-03-31
IMPERIAL HOLLY CORP
filed 1996-06-06
CIK 831327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1996          COMMSSION FILE NUMBER 1-10307

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

           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH
    Common Stock, without par value                  REGISTERED
  Rights to Purchase Preferred Stock           American Stock Exchange
                                               American Stock Exchange

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $77 million, based upon the last reported sales price of the registrant's Common Stock on the American Stock Exchange on June 3, 1996 and (solely for this purpose) treating all directors, executive officers and 10% shareholders of the registrant (other than those holding shares in a fiduciary capacity) as affiliates.

  The number of shares outstanding of the registrant's Common Stock, as of June 3, 1996, was 10,315,070.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the registrant's definitive Proxy Statement relating to the registrant's 1996 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                    PART I

 Item 1.   Business.........................................................        1
 Item 2.   Properties.......................................................        8
 Item 3.   Legal Proceedings................................................       10
 Item 4.   Submission of Matters to a Vote of Security Holders..............       11
           Executive Officers of the Registrant.............................       11

                                    PART II

           Market for the Registrant's Common Equity and Related Shareholder
 Item 5.   Matters..........................................................       13
 Item 6.   Selected Financial Data .........................................       13
             Management's Discussion and Analysis of Financial Condition and
 Item 7.   Results of Operations............................................       14
 Item 8.   Financial Statements and Supplementary Data .....................       17
             Changes in and Disagreements with Accountants on Accounting and
 Item 9.   Financial Disclosure ............................................       17

                                   PART III

 Item 10.  Directors and Executive Officers of the Registrant ..............       17
 Item 11.  Executive Compensation ..........................................       17
 Item 12.  Security Ownership of Certain Beneficial Owners and
             Management ....................................................       17
 Item 13.  Certain Relationships and Related Transactions ..................       17

                                    PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K ......................................................       18


                               ----------------

  The statements regarding future market prices and operating results and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. The words "expect," "project," "estimate," "believe," "predict" and similar expressions are also intended to identify forward- looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugar beets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                                    PART I

ITEM 1. BUSINESS.

  Imperial Holly Corporation is one of the nation's largest producers and marketers of refined sugar, producing both cane and beet sugar. As used herein, the "Company" refers to Imperial Holly Corporation and its subsidiaries; "Imperial" refers to the Company's cane sugar refinery operations, which are conducted directly by the Company under the name Imperial Sugar Company--a division of Imperial Holly Corporation; and "Holly" refers to the Company's wholly-owned subsidiary, Holly Sugar Corporation, and its subsidiaries, including Spreckels Sugar Company, Inc. ("Spreckels").

  The Company refines raw cane sugar primarily at its Imperial Sugar Company refinery in Sugar Land, Texas. Through Holly, the Company extracts refined beet sugar by processing sugarbeets purchased from independent growers at processing plants in California, Wyoming, Montana and Texas. The Company sells its refined sugar directly and through brokers to wholesalers, retail grocers and food manufacturers. The Company sells by-products (primarily beet pulp and molasses) from the extraction and refining processes for use as livestock feed and markets commercial beet seed.

  The Company was incorporated in 1924 as Imperial Sugar Company and is the successor to a cane sugar plantation and milling operation begun in Sugar Land in the early 1800's that began producing granulated sugar in 1843. In 1988, the Company purchased Holly and the Company's name was changed to Imperial Holly Corporation. Holly was founded in 1905 and incorporated in 1916.

  On April 19, 1996, Holly acquired from Spreckels Industries, Inc. all of the outstanding capital stock of Spreckels and Limestone Products Company, Inc. See Note 2 to the Consolidated Financial Statements for further discussion of the Spreckels acquisition. Spreckels operates beet sugar processing plants in Woodland and Mendota, California. Holly did not acquire Spreckels' Manteca, California factory, which was retained by Spreckels Industries and has been closed. Spreckels has been in continuous operation since 1898. Spreckels was acquired by Holly after the conclusion of the fiscal year ended March 31, 1996 and therefore, except as otherwise specifically stated in this report, the results of operations of the Company covered by this report do not include the results of Spreckels. Information concerning Spreckels is included in this report solely to provide that the business of the Company be described as of the latest practical date.

  In April 1996, the Company announced that it would cease sugarbeet processing at Holly's Hamilton City, California factory upon completion of the current spring production campaign.

  A wholly-owned subsidiary of Holly has entered into a limited partnership agreement with a sugarbeet growers' cooperative in Washington state to build and operate a sugarbeet factory at Moses Lake, Washington. The Company's capital commitment to the partnership primarily consists of $2 million and certain surplus production equipment.

PRODUCTS AND SALES

  Sugar. The Company's principal product line is refined sugar, which accounted for approximately 93% of consolidated net sales in the Company's fiscal year ended March 31, 1996. Cane sugar and beet sugar account for approximately 40% and 60%, respectively, of the Company's fiscal 1996 sugar production. The Company produces and sells granulated white, brown and powdered sugar to wholesalers, retail grocers and food manufacturers. Sugar is sold in consumer packages and industrial packages and in bulk and liquid form (including invert sugar and blended products).

  Sales to wholesalers and grocers consist primarily of consumer packages of granulated, brown and powdered sugar. These consumer packages, which range from one pound boxes to 25-pound bags and constitute approximately one-third of the sugar sold, are marketed under the Imperial(R) and Holly(R) brand names and under various private labels. Spreckels currently sells sugar under its Spreckels(R) and U&I(R) brands and under various private labels. Private label packaged sugar, which represents a significant percentage of the Company's sales, is generally sold at prices lower than that received for branded sugar. The Company continues to focus efforts on increasing sales of branded products as a percentage of total consumer sales.

  Food manufacturers principally purchase sugar in industrial size packages and in bulk or liquid form for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. The majority of the Company's industrial sales are made to customers under fixed price contracts with terms of one year or less.

  The Company's products are sold directly by the Company's sales force and through independent brokers. The Company maintains sales offices at its corporate headquarters in Sugar Land as well as in Chicago, Illinois and Tracy, California. The Company considers its marketing and promotional activities important to its overall sales effort. The Company advertises its brand names in both print and broadcast media and distributes various promotional materials, including discount coupons and compilations of recipes.

  The Company's sales are concentrated in the western half of the United States, although during fiscal 1996, the Company's sugar was sold or distributed in each of the 50 states. No customer accounted for more than 10% of the Company's sales during fiscal 1996.

  Sales of refined sugar are moderately seasonal, normally increasing during the summer months because of increased demand of various food manufacturers, including fruit and vegetable packers; shipments of specialty products (brown and powdered sugar) increase in the fourth calendar quarter due to holiday baking needs. Although the refining of cane sugar is not seasonal, the production of beet sugar is a seasonal activity. Each of the Company's beet sugar factories operates during sugar-making campaigns, which generally total 120 days to 180 days in length each year, depending upon the supply of sugarbeets available to the factory. Because of the geographical diversity of its manufacturing facilities, the Company is generally able to produce beet sugar year-round. While the seasonal production of sugarbeets requires the Company to store significant refined sugar inventory at each factory, the geographical diversity and staggered periods of production enable the Company's total investment in inventories to be reduced. Additionally, these factors reduce the likelihood that adverse weather conditions will affect all the Company's productive areas simultaneously and aid in distribution. Refined sugar is shipped by rail and truck, including Company-owned vehicles.

  By-Products. By-products from beet sugar processing (beet pulp and molasses) are sold primarily as livestock feeds to dairymen, livestock feeders, livestock feed processors and industrial customers. By-product sales accounted for approximately 6% of consolidated net sales during fiscal 1996. The major portion of the beet pulp and molasses produced from sugarbeet operations is sold during and shortly after the sugar-making campaigns.

  Marketing of by-products from beet sugar processing is concentrated in the western half of the United States and Japan. In fiscal 1996, export sales accounted for approximately 22% of by-product sales.

  Both the domestic and export markets are highly competitive because of the availability and pricing of by-products of other sugarbeet processors and corn wet millers, as well as other livestock feeds and grains. The market price of the Company's by-products relative to the price of competitive feeds and grains is the principal competitive determinant. Among other factors, the weather and seasonal abundance of such feeds and grains may affect the market price of by-products. Poor weather conditions in grain growing regions of the United States have resulted in substantially higher returns on pulp sales beginning in late fiscal 1996.

  Holly also markets precipitated calcium carbonate from beet sugar processing, but such marketing efforts currently are limited to the local factory areas primarily as a result of relatively high freight costs.

  Beet Seed. Holly Hybrids, a division of Holly, produces and markets commercial seed to beet growers under contract to Holly as well as to growers under contract to grow for other beet sugar processors. In addition, Spreckels is active in the development and production of commercial seed for use by California beet growers. Holly's beet seed sales program is conducted primarily at Holly Hybrids' headquarters in Sheridan, Wyoming and at Holly's Tracy, California Agriculture Station. The Company anticipates consolidation of Spreckels' and Holly's beet seed programs during the 1997 fiscal year. See "Research."

  Inulin. In October 1995, the Company and Cooperatie Suiker Unie, U.A., a Netherlands sugar processor, formed Imperial-Suiker Unie, L.L.C. ("Imperial-Suiker Unie"), a 50-50 joint venture. In connection with the creation of Imperial-Suiker Unie, the Company has entered into various agreements with Cooperatie Suiker Unie whereby the Company has agreed to provide certain services relating to the exclusive right to market inulin and inulin-based products, produced by Cooperatie Suiker Unie, in the United States, Canada and Mexico. Inulin is extracted from chicory roots by a process similar to sugar extraction from sugarbeets and is a natural carbohydrate with multifunctional properties with potential both as a nutritional additive and as a functional food ingredient.

RAW MATERIAL AND PROCESSING REQUIREMENTS

  Raw Cane Sugar. The Company purchases raw cane sugar from both United States and foreign sources. Principal sources of supply in the recent past have been Louisiana and Florida and secondary sources have included countries in the Caribbean and Central America. Import quotas reduce the availability of foreign raw cane sugar currently to the quota level designated by applicable legislation. See "--Sugar Legislation and Other Market Factors". During fiscal 1996, approximately 78% of the raw sugar purchased by Imperial was produced domestically. The raw sugar purchased by the Company is produced from sugar cane processed at independent mills located close to the fields in which the sugar cane is grown. The Company has not experienced difficulties in the past in contracting sufficient quantities of raw sugar to supply the refinery.

  Imperial receives raw sugar directly by rail in Sugar Land and by intercoastal barges and ocean-going vessels at the Company's facility in Galveston, Texas, approximately 60 miles from Sugar Land. Raw sugar received at the Galveston facility is unloaded, weighed, sampled and stored in Imperial's Galveston warehouse, which has a capacity of approximately 30,000 tons. Imperial is paid a stevedoring allowance by the raw sugar sellers to unload the raw sugar and receives additional dispatch payments from the carriers if the unloading is completed in less than the allotted time or pays demurrage if unloading takes more than the time allotted.

  In Sugar Land, the raw sugar is stored in a warehouse having a capacity of approximately 20,000 tons. Raw sugar can also be stored in rail cars in Galveston and Sugar Land or in transit for short periods of time.

  Raw sugar purchase contracts can provide for the delivery of a single cargo or for multiple cargoes over a specified period or a specified percentage of the seller's production over one of more crop years. Contract terms may provide for fixed prices but generally provide for prices based on the futures market during a specified period of time. The contracts provide for a premium if the quality of the raw sugar is above a specified grade or a discount if the quality is below a specified grade. Contracts generally provide that the seller pays freight, insurance charges and other costs of shipping.

  Because of the time required to take delivery of and refine raw sugar, the Company contracts to purchase raw sugar substantially in advance of the time it delivers the refined sugar produced from that purchase. The majority of the Company's industrial sales are under fixed price contracts; in order to minimize price risk in raw and refined sugar commitments, the Company attempts to match refined sugar sales contracted for future delivery with the purchase or pricing of raw sugar.

  Spreckels supplements its beet sugar production by refining raw cane sugar at its sugarbeet processing facilities. Raw sugar purchased by Spreckels is stored in a leased warehouse located at Stockton, California. The cane sugar refined by Spreckels generally is co-processed with its beet sugar production, but Spreckels has also refined raw cane sugar during periods when it was not processing sugarbeets. Cane sugar as a percentage of Spreckels' total sugar production was approximately 14% during Spreckels' fiscal year ended June 30, 1995. Spreckels expects to continue to supplement its beet sugar production by refining raw cane sugar during fiscal 1997.

  Sugarbeet Purchases. Holly purchases sugarbeets, from which it extracts sugar and produces by-products, from independent growers under contracts negotiated with associations representing such growers. The grower contracts typically are for one crop; however, on occasion, contracts may cover multiple crops. Holly contracts for acreage prior to the planting season based on estimated demand, marketing strategy, processing capacity and historical crop yields. The type of contract used provides for payments to the grower based on the sugar content of the sugar beets delivered by each grower and the net selling price of refined beet sugar during the specified contract year. Some grower contracts provide for a premium to the growers for delivering beets of superior quality. The net selling price is the gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization costs for certain facilities used in connection with marketing. Use of this type of participating contract reduces Holly's exposure to inventory price risks on its sugarbeet purchases so long as the net selling price does not fall below the applicable regional minimum support price established by the United States Department of Agriculture ("USDA"). See "-- Sugar Legislation and other Market Factors".

  Acreage contracted at each factory location may vary from year to year on the basis of prior crop quality, productivity, weather conditions, availability of irrigation water, the prices anticipated by growers for alternate crops, and competition with other beet sugar processors. Sugarbeet acreage in Northern California, the North Platte Valley of Wyoming and the Texas Panhandle has declined in recent years and is anticipated to decline further this coming fiscal year as a result of weather conditions, competing crops and other factors impacting those areas.

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

  Energy. The refining of raw cane sugar and processing of sugarbeets are energy intensive. The primary fuel used by the Company is natural gas, although certain of the Company's factories also utilize significant quantities of coal. The Company generates a substantial portion of the electricity used at the refinery and the factories. Imperial also purchases and sells electricity on a cogeneration basis. No. 6 fuel oil is used by the Company both as an alternative energy source when the price is more attractive and as a backup to natural gas in the event of curtailment of gas deliveries. Natural gas and coal supplies are typically purchased under contracts with a minimum term of one year.

  Pricing of natural gas contracts is generally fixed for the term or indexed to a spot market index. The Company has also utilized financial tools such as swaps and caps to stabilize the price for gas purchases under indexed contracts. The Company has been able to negotiate lower gas and pipeline transmission rates because of competitive options such as pipeline bypasses and alternative fuel capability. Coal is available in abundant supply domestically and the Company is able to purchase coal competitively, although increases in freight costs, especially rail freight, are difficult to control.

  The Company owns a royalty interest in a coal seam methane gas project in the Black Warrior Basin of Alabama as an additional indirect hedge against future natural gas price increases. Development of the gas reserves in which the Company has a royalty interest is continuing and some of the wells in the project are producing.

  Other Raw Materials. Foundry coke and limestone are used in the beet sugar extraction process. The Company generally purchases coke under contracts with one to three year terms and utilizes rail transportation to deliver the coke to factories. Domestic coke supplies may become tighter due to environmental restrictions; the Company has the option of converting existing coke-fired equipment to natural gas should the availability and economics of coke so dictate. Limestone required in the factory operations is generally purchased from independent sources under contracts with one to five-year terms. Holly owns a 50% share of a limestone quarry in Warren, Montana which supplies the Sidney, Montana and Worland, Wyoming factories with their annual limestone requirements. Limestone Products Company, Inc., a subsidiary of Holly, operates a limestone quarry in Cool, California which supplies Holly's Northern California beet processing factories with limestone. These quarries do not normally supply other Holly factories because of high freight costs.

RESEARCH

  The Company closed its Research and Development Center in Colorado Springs in fiscal 1996. Research relating to manufacturing process technology, factory operations, food science and new product development has been consolidated principally at the Company's facilities at Sugar Land.

  Holly has entered into an agreement with D. J. van der Have B.V., a Netherlands beet seed company, whereby Holly discontinued certain beet seed development activities and allowed D. J. van der Have access to Holly's proprietary beet seed breeding material for varietal development in exchange for the exclusive marketing rights to D. J. van der Have's beet seed in certain markets in the United States, Canada and Mexico. In addition, Holly is participating in a joint venture with Societe Europeenne de Semences, N.V.- S.A., a Belgian beet seed company, to develop improved beet seed varieties.

  Holly is active in sugarbeet disease control. Holly's growing areas have varying levels of diseases which affect sugarbeet quality and quantity as well as the cost of processing. Holly has a sugarbeet plant pathology disease control research laboratory in Tracy, California which develops and implements disease control strategies for all of the Company's sugarbeet growing areas. Holly communicates information about agricultural practices to growers through its computerized agriculture information systems and printed material, including Holly's magazine "Sugarbeet Update", published quarterly.

COMPETITION

  The Company competes with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners. Selling price and the ability to supply the buyer's quality and quantity requirements in a timely fashion are important competitive factors.

  Certain competing beet sugar processors have expanded their production capacity significantly over the past five years. The additional sugar marketed as a result of this expansion has acted to depress sugar market prices during some periods.

  The most significant nutritive sweetener that competes with refined sugar is high fructose corn syrup ("HFCS"), which generally sells at a discount to refined sugar. The level of per capita sucrose consumption in the United States has been stable in recent years; the Company believes that future increases or decreases in sucrose consumption will be dependent upon technological improvements, changes in population, geographic shifts in population and changes in consumer sweetener preferences.

  In certain applications, refined sugar also competes with non-nutritive or low-calorie sweeteners, principally aspartame and, to a lesser extent, saccharin.

  The table below is based on data published by the USDA and sets forth per capita consumption of nutritive sweeteners in the United States for the years indicated.

            ANNUAL PER CAPITA U. S. NUTRITIVE SWEETENER CONSUMPTION

                               1992              1993             1994(1)           1995(2)
                         ----------------- ----------------- ----------------- -----------------
                         POUNDS PERCENTAGE POUNDS PERCENTAGE POUNDS PERCENTAGE POUNDS PERCENTAGE
                         ------ ---------- ------ ---------- ------ ---------- ------ ----------
Refined sugar...........  64.6       46%    65.5      45%     65.1      44%     64.6      43%
HFCS....................  51.6       37     54.4      38      56.4      38      58.4      39
Other corn sweeteners...  23.0       16     23.6      16      24.0      16      24.5      16
Other...................   1.4        1      1.4       1       1.3       1       1.3       1
                         -----     ----    -----     ---     -----     ---     -----     ---
  Total................. 140.6     100%    144.9     100%    146.8     100%    148.8     100%
                         =====     ====    =====     ===     =====     ===     =====     ===

- --------
(1) Preliminary.
(2) Estimate.

SUGAR LEGISLATION AND OTHER MARKET FACTORS

  The Company's business and results of operations are substantially affected by market factors, principally the domestic prices for refined sugar and raw cane sugar, and the quality and quantity of sugar beets available to the Company. These market factors are influenced by a variety of forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policies.

  Federal government programs, in the form of legislative or regulatory action, have existed to support the price of domestic crops of sugar beets and sugar cane almost continually since 1934. The principal legislation affecting the domestic sugar industry is the Federal Agricultural Improvement and Reform Act of 1996 (the "Act"), which is scheduled to become effective July 1, 1996 and will extend the sugar price support program for sugar cane and sugarbeets until June 30, 2003.

  Pursuant to the Act, the Commodity Credit Corporation ("CCC") is obligated annually to make loans available to domestic sugar processors on existing sugar inventories from the current crop year production at 18.0 cents per pound of raw cane sugar and 22.90 cents per pound of refined beet sugar (subject to a limited right of reduction by the USDA); however, unlike the predecessor act, the processor is generally not obligated to pay participating growers a predetermined minimum support price for such sugar. The CCC loans under the Act are recourse loans unless the tariff rate quota for import sugar is set at a level in excess of 1.5 million short tons raw value ("STRV"). If the tariff rate quota exceeds 1.5 million STRV, the CCC loans will become non-recourse and processors will be obligated to pay participating growers a predetermined minimum support price. As under the predecessor act, CCC loans mature September 30 of each year and in no event more than nine months after the month in which the loan was made. Under the Act, processors may forfeit sugar to the USDA; if the tariff rate is below 1.5 million STRV and the collateral for the loan is inadequate to cover the loan amount, the USDA may proceed against the processor for the difference between the loan amount and the proceeds from the sale of the forfeited sugar. A processor will be penalized approximately 1 cent per pound for each pound of sugar forfeited.

  Under the Act, the USDA utilizes the import quota and the forfeiture penalty to affect sugar price supports and prevent forfeitures under the CCC loan program. Unlike the predecessor act, marketing allotments are not authorized by the Act. The USDA annually implements a tariff-rate quota for foreign sugar, which has the effect of limiting the total available supply of sugar in the United States. The tariff-rate quota controls the supply of sugar by setting a punitive tariff on all sugar imported for domestic consumption that exceeds the permitted imported quantity and is designed to make the importation of the excess sugar uneconomical. To the extent the Company sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar. The tariff-rate quota for sugar to be allowed entry into the United States during the year ending September 30, 1996 is 2,223,577 STRV.

  The Act imposes a marketing assessment fee, 24.75 cents per hundred pounds of raw cane sugar and 26.54 cents per hundred pounds of refined beet sugar (both increased from the predecessor act), that is paid to the CCC by the processor. This fee is applicable to all refined beet sugar produced from domestically grown sugarbeets and all raw sugar produced from domestically grown sugar cane.

  The North American Free Trade Agreement contains provisions that allow Mexico to increase its sugar exports to the United States if Mexico is projected to produce a net surplus of sugar. Mexico claims to have been a surplus producer during fiscal 1996 and the market anticipates Mexico will be a surplus producer in fiscal 1997. The terms of the North American Free Trade Agreement restrict Mexico's exports to the United States to no more than 25,000 STRV annually until the year 2000. Mexico's exports to the United States would be further increased in the event Mexico produced a sugar surplus for two consecutive years during the seven years prior to the year 2000 or at anytime after the year 2000.

EMPLOYEES

  As of March 31, 1996, the Company employed approximately 1,500 year-round employees. In fiscal 1996, the Company employed approximately 1,450 seasonal employees during the sugarbeet processing seasons when beet sugar factories are operating around-the-clock. Spreckels employed approximately 500 year-round employees and 275 seasonal employees at April 30, 1996.

  The Company's cane refinery and distribution employees are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO under a three-year contract which expires October 5, 1997. The Company's beet sugar factory operating personnel are represented by the Distillery, Wine and Allied Workers International Union, AFL-CIO at the California factories and by the American Federation of Grain Millers International Union, AFL-CIO at the Montana, Wyoming and Texas factories. The Distillery, Wine and Allied Workers International Union contract expires March 1, 1998. The American Federation of Grain Millers International Union contract expired on April 30, 1996 and a new contract is being negotiated. The Company and the Union have agreed to perform under the terms of the expired contract while negotiations are proceeding. The Company believes its employee and union relationships are good.

ENVIRONMENTAL REGULATION

  Company operations are governed by various federal, state and local environmental regulations. These regulations impose effluent and emission limitations, and requirements regarding management of water resources, air resources, toxic substances, solid waste and emergency planning. The Company has obtained or is making application for the required permits.

  Each of the Company's manufacturing locations is permitted for the disposal of waste materials and the monitoring of air and water quality. Additional testing requirements and more stringent permit limitations have resulted in increasing environmental costs. The Company expects the cost of compliance to continue to increase.

  Imperial's Sugar Land refinery is permitted to discharge waste water for treatment by the Sugar Land Regional Sewage System. Imperial's discharge of cooling water has become subject to more restrictive limitations, which will require capital expenditures of approximately $1.5 million in the next year to achieve and maintain long-term compliance.

  Waste water odor control is being addressed at Holly's Tracy, California facility and Spreckels' facilities at Mendota, California and Woodland, California. The soil and ground water at Spreckel's Mendota, California facility have high concentrations of salts. Spreckels has developed a prevention plan to install a clay cap on the areas of concern and to treat the affected ground water. This plan will be accomplished over a 20 to 30 year period with an expected annual cost ranging from $40,000 to $120,000. Holly's Torrington facility has made significant operational modifications in order to meet more restrictive state solid waste and groundwater regulations.

  The Clean Air Act Amendments of 1990 ("CAAA") are expected to require substantial capital expenditures, increased operational costs, and increased emissions and permitting fees over the next ten years. Each State's Implementation Plan will define permit parameters, monitoring requirements and reporting criteria as directed by the CAAA Title V permitting process. To date application for Title V permits have only been required at Holly's Wyoming factories in Torrington and Worland. Applications for these permits have been filed. The Company will not be able to estimate compliance costs until the final regulations are issued and permits are obtained.

  Ongoing compliance with environmental statutes and regulations has not had, and the Company does not anticipate that it will in the future have, a material adverse effect on the Company's competitive position since its competitors are subject to similar regulation. Additional capital expenditures will be required to comply with future environmental protection standards, although the amount of any further expenditures cannot be accurately estimated. Management does not believe that compliance will have a materially adverse impact on capital resources.

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

                                                             APPROXIMATE DAILY
                                                              SLICING CAPACITY
BEET SUGAR FACTORIES                                        (TONS OF SUGARBEETS)
- --------------------                                        --------------------
Brawley, California........................................         8,200
Hamilton City, California..................................         4,000
Mendota, California (Spreckels)............................         4,200
Tracy, California..........................................         5,000
Woodland, California (Spreckels)...........................         4,000
Sidney, Montana............................................         5,400
Hereford, Texas............................................         7,700
Torrington, Wyoming........................................         5,600
Worland, Wyoming...........................................         3,600
                                                                   ------
  Total....................................................        47,700
                                                                   ======

  In April 1996, the Company announced that it would cease sugarbeet processing at Holly's Hamilton City, California factory upon completion of the current spring production campaign. In March 1996, the Company discontinued operation of its forward packaging and distribution center in Betteravia, California.

  Holly operates ion exclusion facilities at its Hereford, Texas and Mendota, California factories, and a Steffens extraction process at its Woodland, California factory. These processes increase each factory's refined sugar production capacity without an increase in beet slicing capacity by extracting sugar from molasses, a by-product of the beet sugar production process.

  In April 1995, Holly entered into a venture with the sugarbeet growers' associations representing the sugarbeet growers supplying Holly's Rocky Mountain factories. Through this venture, the refined sugar storage capacity available at Holly's Sidney factory was significantly increased by the construction of additional silos during fiscal 1996. The additional silos, built on land leased by Holly to the venture, are owned by the venture and leased to Holly.

  The Company's principal executive offices occupy approximately 62,000 square feet of office space in an office complex owned by the Company near the Sugar Land refinery. The office complex is located on nine acres owned by the Company. Holly leases approximately 25,900 square feet of office space for administrative offices in Colorado Springs, Colorado. Holly is attempting to sublease the administrative offices to a third party as part of the Company's strategy to consolidate corporate functions in Sugar Land. Holly has subleased until the termination of the base lease the Research and Development Center in Colorado Springs to a third party as part of the Company's consolidation efforts. Each of the leases in Colorado Springs expires in 2005.

  Spreckels leases 22,000 square feet of office space in Pleasanton, California. The Company will close the administrative office and is attempting to sublease the space. The lease for the Pleasanton office terminates in 2003. Spreckels leases a 90,000 square foot raw sugar warehouse in Stockton, California under a lease which terminates in 1997.

  Imperial's wharf and warehouse facilities in Galveston are located on property leased from the Port of Galveston under a lease which expires in 2013. The Company owns the raw sugar discharging equipment located at this facility.

  The Company owns approximately 250 acres of land near its refinery and approximately 10,800 acres of land at the various beet sugar factory sites. Most of this acreage is used for the factories, settling ponds and as buffers from nearby communities. The remainder of the land is leased as farmland and pastures. Holly also owns approximately 100 acres of land, an agricultural research facility and a sugarbeet seed processing facility at Sheridan, Wyoming. Holly owns a 50% interest in The Bighorn Limestone Company, the owner of a limestone quarry in Warren, Montana. Limestone Products Company, Inc., a subsidiary of Holly, is the owner of a limestone quarry at Cool, California.

  Holly has a 43% limited partner interest in a partnership which owns the site of a former beet sugar production facility in Moses Lake, Washington. The facility, once operated by U & I Sugar, includes silos and storage tanks, and is located on approximately 1,400 acres. The partnership is proceeding with arrangements to construct a beet processing facility on the site.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

  As a result of the investigation by the Anti-dumping and Countervailing Division of Revenue Canada concerning the alleged dumping into Canada of refined sugar originating in or exported from the United States and other countries, a prohibitive import duty has been imposed on sugar exported to Canada from the United States. During the past two fiscal years, the Company has not exported sugar to Canada and thus the Company believes that the duty will not have a materially adverse effect on its results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive officers of the Company are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of the
Company:

 NAME                               AGE*                POSITIONS
 ----                               ----                ---------
 James C. Kempner.................   56  President, Chief Executive Officer and
                                          Chief Financial Officer
 Roger W. Hill....................   56  Managing Director and Executive Vice
                                          President; President and Chief
                                          Executive Officer of Holly
 Peter C. Carrothers..............   56  Managing Director and Senior Vice
                                          President--Operations
 William F. Schwer................   48  Managing Director, Senior Vice
                                          President, Secretary and General
                                          Counsel
 Douglas W. Ehrenkranz............   38  Vice President--Sales & Marketing
 Brian T. Harrison................   40  Vice President--Cane Operations
 Roy E. Henderson.................   57  Vice President--Administration
 Calvin K. Jones..................   50  Vice President--Commodities
 John A. Richmond.................   49  Vice President--Operations
 Roy F. Silva.....................   56  Vice President--Product Development
 Robert W. Strickland.............   49  Vice President--Beet Operations
 H. P. Mechler....................   42  Controller
 Karen L. Mercer..................   34  Treasurer

- --------
* As of June 3, 1996.

  Except as set forth below, executive officers have held their present offices for at least the past five years. Positions, unless specified otherwise, are with the Company.

  Mr. James C. Kempner became President and Chief Executive Officer in 1993 and has been Chief Financial Officer from 1988. In 1994, Mr. Kempner became President and Chief Executive Officer of Imperial. Mr. Kempner served as Executive Vice President from 1988 to 1993.

  Mr. Hill was named a Managing Director in October 1995 and has been Executive Vice President since 1988. Mr. Hill also has been President and Chief Executive Officer of Holly since 1988. Mr. Hill joined Holly in 1963 and served in various capacities, including Vice President--Agriculture and Executive Vice President.

  Mr. Carrothers became a Managing Director in October 1995 and has been Senior Vice President--Operations since March 1995. Mr. Carrothers joined the Company as Senior Vice President--Logistics in May 1994. From 1990 until joining the Company, he was Vice President--Logistics of PepsiCo Foods International and had served in various other capacities with Frito Lay, Inc., a subsidiary of PepsiCo, since 1973.

  Mr. Schwer became a Managing Director in October 1995 and was named Senior Vice President, Secretary and General Counsel of the Company in 1993. Mr. Schwer had been Vice President, Secretary and General Counsel since 1989. He joined Holly as Assistant General Counsel in 1988.

  Mr. Ehrenkranz became Vice President--Sales & Marketing in September 1995. Prior thereto, Mr. Ehrenkranz had been Director of Sales, Planning & Marketing-Development since joining the Company in April

1995. Prior to joining the Company, Mr. Ehrenkranz was Marketing Manager with the PepsiCo's Taco Bell subsidiary from 1993 to 1994 and served in various positions at Procter & Gamble from 1979. His last position at Procter & Gamble before joining PepsiCo was Category Sales Manager for Folgers Coffee.

  Mr. Harrison has been Vice President--Refinery Operations since 1993 and has been Senior Vice President--Refinery Operations of Imperial since 1994. He was Refinery Manager of Imperial from 1991 to 1992 and has served in various other capacities since he joined the Company in 1980.

  Mr. Henderson has been Vice President--Administration since 1994. From 1981 until 1994, he was Vice President and Treasurer, and has been an employee of the Company since 1967.

  Mr. Jones was named Vice President--Commodities in October 1995 and has been Vice President--Agriculture of Holly since 1988. Mr. Jones has served in various positions with Holly since joining in 1969.

  Mr. Richmond was named Vice President--Operations in October 1995. Mr. Richmond has been Senior Vice President and General Manager, Beet Sugar Operations, of Holly since 1993. Mr. Richmond was Vice President and General Manager--Eastern Division of Holly from June 1992 to 1993; Vice President and Operations Manager of Holly from December 1991 to June 1992; Vice President and Assistant Operations Manager, Eastern Division from September 1990 to December 1991; and Assistant Operations Manager, Eastern Region from July 1989 to September 1990. Mr. Richmond joined Holly in 1973.

  Mr. Silva has been Vice President--Product Development of the Company since 1992. Prior thereto, he served as Vice President of U. S. Food Operations for Nattermann Phospholipid, Inc., a German subsidiary of Rhone-Poulenc Rorer, from 1989 to 1992 and as its Director of Technical Development and Marketing from 1988 to 1989.

  Mr. Strickland was named Vice President--Beet Operations in October 1995 and has been Vice President--Operations of Holly since 1993. Mr. Strickland was Operations Coordinator for Holly from 1992 to 1993 and Operations Manager, Western Division of Holly from 1988 to 1992. Mr. Strickland joined Holly in 1972.

  Mr. Mechler has been Controller since 1988.

  Ms. Mercer became Treasurer in 1994 and has been an employee of the Company since 1993. Prior to joining the Company she was employed by First City, Texas--Houston, National Association from 1988 to February 1993 and Texas Commerce Bank, National Association from February 1993 to September 1993. The last position she held at Texas Commerce Bank was Vice President--Commercial Lending.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

  The Company's Common Stock is traded on the American Stock Exchange. At June 3, 1996 there were 784 shareholders of record of the Common Stock. The following table sets forth the high and low sales price per share of Common Stock, as quoted by the American Stock Exchange, and cash dividends declared during the last eight fiscal quarters.

                                                           SALES PRICE
                                                           ------------   CASH
                       THREE MONTHS ENDED                   HIGH   LOW  DIVIDEND
                       ------------------                  ------ ----- --------
      June 30, 1994....................................... $ 9.38 $7.38  $0.04
      September 30, 1994..................................   9.50  8.25   0.04
      December 31, 1994...................................   9.00  8.12   0.04
      March 31, 1995......................................  10.25  8.38   0.04
      June 30, 1995.......................................   9.50  8.69   0.04
      September 30, 1995..................................   9.19  7.88     --
      December 31, 1995...................................   8.38  5.25     --
      March 31, 1996......................................   9.63  5.38     --

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is as follows (in thousands of dollars, except per share data):

                                      YEAR ENDED MARCH 31,
                          ------------------------------------------------------
                            1996         1995      1994      1993         1992
                          --------     --------  --------  --------     --------
FOR THE PERIOD:
- ---------------
Net Sales...............  $616,450     $586,925  $655,498  $647,825     $688,597
Operating Income (Loss).    (2,431)      (2,091)   (4,566)    7,139        2,980
Income (Loss) Before
 Extraordinary Item.....    (3,218)      (5,365)   (7,965)      123       (2,815)
Extraordinary Item......       604 (2)       --        --    (3,509)(1)       --
Net Income (Loss).......    (2,614)      (5,365)   (7,965)   (3,386)      (2,815)
PER SHARE DATA:
- ---------------
Income (Loss) Before
 Extraordinary Item.....  $  (0.31)    $  (0.52) $  (0.78) $   0.01     $  (0.28)
Extraordinary Item......      0.06 (2)       --        --     (0.34)(1)       --
Net Income (Loss).......     (0.25)       (0.52)    (0.78)    (0.33)       (0.28)
Cash Dividends Declared.       .04          .16       .32       .36          .48
AT PERIOD END:
- --------------
Total Assets............  $325,319     $374,124  $393,660  $398,202     $364,121
Long-Term Debt--Net.....    89,800      100,010   100,044   108,181       64,635
Total Shareholders'
Equity..................   111,043      109,977   114,737   122,462      129,261

- --------
(1) In fiscal 1993 the Company paid a make-whole premium in connection with the prepayment of a series of senior notes and recorded the charge, net of tax, as an extraordinary item.
(2) See Note 6 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations in fiscal 1996 was $37.9 million and includes decreases in raw material and finished products inventory. Operating cash flow along with the net proceeds from marketable securities sales were used primarily to reduce long and short-term borrowings and fund capital expenditures. Working capital totaled $81.7 million at March 31, 1996 and includes marketable securities which are recorded at a market value of $37.4 million, as discussed in Note 3 to the Consolidated Financial Statements. The Company's current ratio was 1.8:1.0 at March 31, 1996. Working capital financing is provided by a combination of trade credit and borrowings. Management believes that existing internal and external sources of liquidity are adequate to meet financing needs. Short-term financing is available to the Company's beet sugar operations in the form of nonrecourse, secured borrowings from the CCC under the USDA price support program. Future CCC loans may be recourse in certain circumstances under recently enacted legislation. See "Business--Sugar Legislation and Other Market Factors." The Company has a $90 million committed bank line of credit expiring June 1998, as well as uncommitted bank lines which aggregate $35 million, as described in Note 5 to the Consolidated Financial Statements. The Company uses these arrangements to supplement trade credit and CCC borrowings as necessary to meet working capital needs.

  Capital expenditures for fiscal 1996 totaled $8.9 million; capital expenditures for fiscal 1997 are expected to approximate $12 million. As described in Note 2 to the Consolidated Financial Statements, the Company completed the acquisition of Spreckels in April 1996 for an initial payment of $35.3 million; the final purchase price and remaining balance due is subject to the resolution of certain post-closing review issues. The purchase price was funded from advances under the Company's revolving credit line. Spreckels owns sugarbeet processing plants in Woodland and Mendota, California, as well as a sugarbeet seed operation and a limestone quarry. Spreckels' sales for its most recent fiscal year which ended June 30, 1995, were equivalent to approximately one-quarter of the Company's sales volume.

  The Company has entered into a limited partnership agreement with a sugarbeet growers cooperative in Washington state to build, operate and market the production from a new sugarbeet factory. The Company's capital commitment consists of $2 million and certain production equipment which is not presently in use. In fiscal 1996, the Company entered into a venture with the sugarbeet growers associations representing the growers supplying Holly's Rocky Mountain factories to jointly build additional bulk refined sugar storage silos at Holly's Sidney, Montana factory. The additional silos are owned by the venture and are financed largely by non-recourse, term bank debt.

  In fiscal 1996, the Company purchased and retired $10.2 million principal amount of its 8 3/8% senior notes due 1999. The remaining notes, with an aggregate principal amount of $89.8 million, require semi-annual interest only payments prior to maturity. Long-term debt at March 31, 1996 was approximately 45% of total long-term debt plus shareholders' equity. Shareholders' equity was $111.0 million at March 31, 1996, approximately 34% of total assets.

  The Company will adopt Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") in fiscal 1997. The Company expects to elect to continue to follow Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost, and to provide the pro forma disclosures required by SFAS No. 123. Consequently, the Company does not expect the adoption of SFAS No. 123 to materially effect reported results of operations or financial position.

RESULTS OF OPERATIONS

 Industry Environment

  The Company's results of operations are substantially dependent on market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy, that the Company is unable to predict. Certain segments of the beet sugar industry in recent years have expanded sugarbeet acreage at rates exceeding the rate of growth in the demand for refined sugar, which along with large crop yields, put downward pressure on refined sugar prices. A smaller than expected sugarbeet crop in the fall of 1995, along with projections of some reductions in sugarbeet acreage for the fall of 1996, have increased spot refined sugar prices recently. See "Business--Competition".

  The domestic sugar industry operated under marketing allotments imposed by the USDA for the year ended September 30, 1995. The Company's allotment did not have a significant restrictive effect on the Company's marketing abilities. Marketing allotments are not included in the recently enacted legislation which becomes effective July 1, 1996. See "Business--Sugar Legislation and Other Market Factors". In addition, weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing. See "Business--Raw Materials and Processing Requirements".

 Year Ended March 31, 1996 versus 1995

  Net sales increased $29.5 million or 5.0% in fiscal 1996 resulting from increases in both sugar sales volumes and average sales prices. The increase in sales volumes, which occurred in both the Company's cane and beet sugar operations, along with a smaller than expected fall sugarbeet crop significantly reduced ending beet sugar inventory levels. As a result, the Company expects beet sugar sales volumes during the first two quarters of fiscal 1997 to be lower than fiscal 1996 (prior to the inclusion of refined sugar sales owing to the Spreckels acquisition). A substantial portion of this decrease is expected to be offset by higher cane sugar sales volumes as a result of lower refined beet sugar inventories industry-wide. Average sales prices of refined sugar increased modestly during fiscal 1996. Spot prices began strengthening in the second half of the fiscal year as a result of the smaller domestic sugarbeet crop. A significant portion of the Company's industrial sales are made under forward sales contracts, most of which commence October 1 and extend for up to one year. As a result, changes in the Company's realized sales prices tend to lag market price changes. To mitigate its exposure to future price changes, the Company enters into forward purchase contracts for raw cane sugar and utilizes a participatory sugarbeet purchase contract described below. See "Business--Raw Materials and Processing Requirements". By-product sales revenues were virtually unchanged as lower volumes offset the impact of higher prices. Prices began rising significantly late in the fiscal year as a result of high feed grain prices.

  Cost of sales increased $29.5 million or 5.5% as a result of both higher sales volumes and increases in unit costs. Raw cane sugar costs increased significantly during the fiscal year, particularly during the first six months, due to a tight raw sugar market. Average beet sugar manufacturing costs increased slightly as the reduced throughput from the smaller fall sugarbeet crop offset cost reductions achieved in the spring processing campaigns. As discussed in Note 1 to the Consolidated Financial Statements, the Company liquidated beginning LIFO inventory layers at costs below current year cost, and charged such beginning amounts to cost of sales. Competitive crop pressure, particularly in light of high feed grain prices, as well as weather conditions in some areas, have reduced the availability of sugarbeet acreage to contract. The Company has experienced, and expects in fiscal 1997 to continue to experience, reductions in acreage contracted to grow sugarbeets for its Hereford, Texas plant, and to a lesser degree its Torrington, Wyoming plant, increasing unit manufacturing costs at those facilities. Sugarbeet acreage in recent years has also declined in Northern California. Concurrent with the acquisition of Spreckels, the Company announced that it will cease processing beet sugar at its Hamilton City, California plant after the current spring campaign. Prior to its acquisition by Holly, Spreckels closed its Manteca, California factory, which was retained by the seller. The Company expects that the consolidation of the processing of the sugarbeets purchased in Northern California, Oregon and Washington into its three Northern California plants will reduce freight, increase individual factory throughput and reduce unit manufacturing costs at those facilities.

  Selling, general and administrative costs declined $1.8 million or 3.2% as increases in volume related selling and distribution costs were more than offset by reductions in general and administrative as well as research and development costs. During the third fiscal quarter, the Company commenced a cost reduction program in the sales, administrative and manufacturing overhead areas and recorded a charge to earnings of $475,000 for the cost of a work force reduction. Additionally, the Company recorded a $1,750,000 charge in the fourth quarter related to the closure of the Hamilton City factory.

  Interest expense for fiscal 1996 was lower than fiscal 1995 as lower balances of both short and long-term borrowings were partially offset by higher short-term interest rates and a lower earnings credit from the interest rate swap described in Note 6 to the Consolidated Financial Statements. The interest rate swap, which was entered into to effectively convert a portion of the Company's fixed rate debt to a floating rate basis and has provided positive cash flow for each period during its term, expires in October 1996.

  Realized gains on marketable securities increased $3.7 million during fiscal 1996; unrealized gains and losses, which have not been recognized in the Company's results of operations, but are shown, net of tax, as a component of shareholders' equity, are detailed in Note 3 to the Consolidated Financial Statements. The components of income tax expense and its relationship to statutory rates are detailed in Note 7 to the Consolidated Financial Statements. The extraordinary item is discussed in Note 6 to the Consolidated Financial Statements.

 Year Ended March 31, 1995 versus 1994

  Net sales declined $68.6 million or 10.5% in fiscal 1995, primarily due to a reduction in the volume of refined sugar sold. Cane sugar sales volumes were reduced significantly in response to continued reductions in favorable sales opportunities in the face of a continuation of weak prices and rising raw cane sugar costs. Lower beet sugar sales volumes were principally the result of lower fiscal 1995 production owing to the closure of the Betteravia, California factory in August 1993. Average sugar sales prices increased less than .2% on a year-to-year basis. Reduced byproduct sales volumes as a result of the Betteravia closure also contributed to the lower fiscal 1995 net sales.

  Cost of sales decreased $66.0 million or 11.0% in fiscal 1995, as the sales volume decreases were coupled with reductions in unit manufacturing costs. Costs per unit of refined sugar sold declined as operating efficiencies at both the beet factories and the cane refinery as well as elimination of the high cost Betteravia production overcame an increase in the cost of raw cane sugar. Additionally, Holly experienced a decline in sugarbeet acreage at its Hereford, Texas factory which reduced throughput and increased unit costs. The Company purchases sugarbeets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risks on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Depressed refined sugar selling prices resulted in net selling prices falling below such minimum support levels in some contract areas. Consequently, the low selling price of refined beet sugar was only partially offset by reduced cost of sugarbeets purchased.

  Selling, general and administrative expenses declined $4.1 million from the year earlier level. Selling and distribution costs declined primarily due to sales volume reductions; general and administrative costs, combined with research and development costs were lower in fiscal 1995 largely as a result of a full year effect of the cost reduction program implemented in the third quarter of fiscal 1994.

  Interest expense increased $520,000 as higher interest rates more than offset lower average balances of both long and short-term debt. See Notes 5 and 6 to the Consolidated Financial Statements for a description of the Company's borrowings.

  Realized gains on marketable securities increased $184,000 during fiscal 1995. Other income--net increased $489,000 due primarily to gains on sales of assets.

  The components of income tax expense and its relationship to statutory rates are detailed in Note 7 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See the index of financial statements and financial statement schedules under "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

  Unaudited quarterly financial data for the last two fiscal years is as follows (in thousands of dollars, except per share amounts):

                                                                          PER SHARE
                                                                -------------------------------
                                             INCOME (LOSS)         INCOME (LOSS)
                                          --------------------  --------------------
                                             BEFORE      NET       BEFORE      NET
                           NET     GROSS  EXTRAORDINARY INCOME  EXTRAORDINARY INCOME    CASH
                          SALES   MARGIN      ITEM      (LOSS)      ITEM      (LOSS)  DIVIDENDS
                         -------- ------- ------------- ------  ------------- ------  ---------
Fiscal 1996:
  June 30, 1995......... $148,824 $14,517    $  766     $1,146      $0.07     $0.11     $0.04
  September 30, 1995....  165,786  13,958    (1,530)    (1,530)     (0.15)    (0.15)       --
  December 31, 1995(1)..  171,569  13,760      (419)      (195)     (0.04)    (0.02)       --
  March 31, 1996(2).....  130,271  12,337    (2,035)    (2,035)     (0.20)    (0.20)       --
Fiscal 1995:
  June 30, 1994......... $149,324 $14,592    $  996     $  996      $0.10     $0.10     $0.04
  September 30, 1994....  162,072  13,752    (1,140)    (1,140)     (0.11)    (0.11)     0.04
  December 31, 1994.....  147,776  16,909       107        107       0.01      0.01      0.04
  March 31, 1995........  127,753   9,249    (5,328)    (5,328)     (0.52)    (0.52)     0.04

- --------
(1) Results of operations for the third quarter of fiscal 1996 include a pre-tax charge of $475,000 related to the cost of a work force reduction as discussed in Note 11 to the Consolidated Financial Statements.
(2) Results of operations for the fourth quarter of fiscal 1996 include a pre-tax charge of $1,750,000 related to costs associated with the closure of the Company's Hamilton City, California factory as discussed in Note 11 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information set forth under the captions "Election of Directors-- Nominees", "--Continuing Directors" and "--Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

  The information set forth under the captions "Election of Directors-- Director Remuneration", "--Executive Compensation" and "--Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements.

                                   ITEM                                     PAGE
                                   ----                                     ----
Independent Auditors' Report..............................................  F-1
Consolidated Balance Sheets at March 31, 1996 and 1995....................  F-2
Consolidated Statements of Income for the years ended March 31, 1996, 1995 and 1994.................................................................  F-3
Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1996, 1995 and 1994......................................  F-4
Consolidated Statements of Cash Flow for the years ended March 31, 1996,
 1995 and 1994............................................................  F-5
Notes to Consolidated Financial Statements................................  F-6

  (a)(2) Financial Statement Schedules.

  All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

  (a)(3) Exhibits.

  Asterisk indicates exhibit previously filed with the Commission and incorporated herein by reference as indicated.

  *3(a)      --Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(b) to the Company's Registration
               Statement on Form S-4 (Registration No. 33-20959)).
  *3(b)      --Articles of Amendment to Restated Articles of Incorporation
               (incorporated by reference to Exhibit 3.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1990
               (File No. 1-10307)).
  *3(c)      --Statement of Resolution establishing Series of Shares designated
               Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form
               10-K for the year ended March 31, 1990 (File No. 1-10307) (the
               "1990 Form 10-K")).
  *3(d)      --Statement of Resolution increasing number of shares designated
               Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1990 (File No. 1-
               10307)).
  *3(e)(1)   --Rights Agreement dated as of September 14, 1989 between the
               Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form
               8-K dated September 21, 1989 (File No. 1-10307)).
  *3(e)(2)   --Amendment to Rights Agreement dated as of January 27, 1995
               (incorporated by reference to Exhibit 1 to the Company's Current
               Report on Form 8-K dated January 27, 1995 (File No. 1-10307)).
  *3(f)      --By-Laws of the Company (incorporated by reference to Exhibit 3(b)
               to the Company's Annual Report on Form 10-K for the year ended
               March 31, 1989 (File No. 0-16674) (the "1989 Form 10-K")).
  *4(a)(1)   --Credit Agreement dated as of June 10, 1993 among the Company, the signatory banks thereto and Harris Trust and Savings Bank, as
               Agent (incorporated by reference to Exhibit 4(b) to the Company's
               Annual Report on Form 10-K for the year ended March 31, 1993
               (File No. 1-10307) (the "1993 Form 10-K")).
  *4(a)(2)   --First Amendment to Credit Agreement dated December 1, 1993
               (incorporated by reference to Exhibit 4(a)(2) to the Company's
               Annual Report on Form 10-K for the year ended March 31, 1994
               (File No. 1-10307) (the "1994 Form 10-K")).
  *4(a)(3)   --Second Amendment to Credit Agreement and First Amendment to Notes
               dated March 4, 1994 (incorporated by reference to Exhibit 4(a)(3)
               to the 1994 Form 10-K).

   *4(a)(4) --Third Amendment to Credit Agreement dated July 13, 1994
              (incorporated by reference to Exhibit 4 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1994 (File No.
              1-10307)).
   *4(a)(5) --Fourth Amendment to Credit Agreement dated April 28, 1995
              (incorporated by reference to Exhibit 4(a)(5) to the Company's
              Annual Report on Form 10-K for the year ended March 31, 1995 (File
              No. 1-10307)).
   *4(b)    --Indenture dated as of October 15, 1992 by and between the Company and Texas Commerce Bank National Association, as Trustee, relating to the Company's 8-3/8% Senior Notes due 1999 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1992 (File 1-10307)).
              The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
              Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.
              Exhibits 10(a) through 10(i) relate to management contracts or compensatory plans.
  *10(a)    --Imperial Holly Corporation Stock Incentive Plan (as amended and restated effective April 29, 1993) (incorporated by reference to
              Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for
              the quarter ended June 30, 1993 (File No. 1-10307)).
  *10(b)    --Specimen of the Company's Employment Agreement for certain of its officers (incorporated by reference to Exhibit 10.1 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1990 (File No. 1-10307)(the "September 1990 Form 10-
              Q")).
  *10(b)(2) --Specimen of the Company's Amendment to Employment Agreement for
              certain of its officers (incorporated by reference to Exhibit
              10(c)(2) to the 1994 Form 10-K).
  *10(b)(3) --Schedule of Employment Agreements (incorporated by referenced to
              Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1994 (File No. 1-10307) (the
              September 1994 Form 10-Q")).
  *10(c)    --Specimen of the Company's Severance Pay Agreements for certain of its officers (incorporated by reference to Exhibit 10.2 to the
              September 1990 Form 10-Q).
  *10(d)(1) --Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (incorporated by reference to Exhibit 10(b)(1) to the September 1994 Form 10-Q).
  *10(d)(2) --Specimen of the Company's Salary Continuation Agreement (Fully
              Vested) (incorporated by reference to Exhibit 10(b)(2) to the
              September 1994 Form 10-Q).
  *10(d)(3) --Specimen of the Company's Salary Continuation Agreement,
              (Graduated Vesting) (incorporated by reference to Exhibit 10(b)(3)
              to the September 1994 Form 10-Q).
   10(d)(4) --Schedule of Salary Continuation Agreements.
  *10(e)(1) --Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (incorporated by reference to Exhibit 10(c)(1) to the September 1994 Form 10-Q).
  *10(e)(2) --Specimen of the Company's Benefit Restoration Agreement (Fully
              Vested) (incorporated by reference to Exhibit 10(c)(2) to the
              September 1994 Form 10-Q).
  *10(e)(3) --Specimen of the Company's Benefit Restoration Agreement
              (Graduated Vesting) (incorporated by reference to Exhibit 10(c)(3)
              to the September 1994 Form 10-Q).
   10(e)(4) --Schedule of Benefit Restoration Agreements.
  *10(f)(1) --Imperial Holly Corporation Executive Benefits Trust (incorporated by reference to Exhibit 10.5 to the September 1990 Form 10-Q).

  *10(f)(2) --First Amendment to the Company's Executive Benefits Trust dated
              June 4, 1991 (incorporated by reference to Exhibit 10(g)(2) to the
              1994 Form 10-K).
  *10(g)    --Imperial Holly Corporation 1989 Nonemployee Director Stock Option
              Plan (incorporated by reference to Exhibit A to the Company's
              Proxy Statement dated June 16, 1989 for the 1989 Annual Meeting of
              Shareholders, File No. 0-16674).
  *10(h)    --Imperial Holly Corporation Retirement Plan For Nonemployee
              Directors (incorporated by reference to Exhibit 10(j) to the 1994
              Form 10-K).
  *10(i)(1) --Specimen of the Company's Change of Control Agreement
              (incorporated by reference to Exhibit 10(d)(1) to the September
              1994 Form 10-Q).
   10(i)(2) --Schedule of Change of Control Agreements.
  *10(j)    --Agreement of Limited Partnership of ChartCo Terminal, L.P.
              (incorporated by reference to Exhibit 10(j) to the 1990 Form
              10-K).
   10(k)    --Independent Consultant Agreement between I.H. Kempner III and the
              Company.
  *10(l)    --Stock Purchase Agreement dated as of January 8, 1996 by and between Holly Sugar Corporation and Spreckels Industries, Inc.
              (incorporated by reference to Exhibit 4 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995 (File
              1-10307)).
   11       --Computation of Income Per Common Share.
   21       --Subsidiaries of the Company.
   23       --Independent Auditors' Consent

  (b) Reports on Form 8-K.

  The Company filed a Current Report on Form 8-K dated May 3, 1996 in connection with its acquisition of Spreckels Sugar Company, Inc. and Limestone Products Company, Inc. on April 19, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON JUNE 6, 1996.

                                          Imperial Holly Corporation

                                                 /s/ James C. Kempner
                                          By___________________________________
                                                     James C. Kempner
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JUNE 6, 1996.

                 SIGNATURE                                   CAPACITY
                 ---------                                   --------
         /s/ James C. Kempner
- -------------------------------------------
             James C. Kempner               President, Chief Executive Officer, Chief
                                             Financial Officer and Director (Principal
                                             Executive Officer and Principal Financial
                                             Officer)
           /s/ H. P. Mechler
- -------------------------------------------
               H. P. Mechler                Controller (Principal Accounting Officer)
        /s/ I. H. Kempner, III
- -------------------------------------------
            I. H. Kempner, III              Chairman of the Board of Directors
          /s/ Robert C. Hanna
- -------------------------------------------
              Robert C. Hanna               Director
           /s/ A. M. Bartolo
- -------------------------------------------
               A. M. Bartolo                Director
        /s/ John D. Curtin, Jr.
- -------------------------------------------
            John D. Curtin, Jr.             Director
         /s/ Edward O. Gaylord
- -------------------------------------------
             Edward O. Gaylord              Director
         /s/ Ann. O. Hamilton
- -------------------------------------------
             Ann. O. Hamilton               Director
           /s/ Roger W. Hill
- -------------------------------------------
               Roger W. Hill                Director

                 SIGNATURE                                   CAPACITY
                 ---------                                   --------
      /s/ Harris L. Kempner, Jr.
- -------------------------------------------
          Harris L. Kempner, Jr.            Director
          /s/ Henry E. Lentz
- -------------------------------------------
              Henry E. Lentz                Director
        /s/ Robert L. K. Lynch
- -------------------------------------------
            Robert L. K. Lynch              Director
           /s/ Fayez Sarofim
- -------------------------------------------
               Fayez Sarofim                Director
         /s/ Daniel K. Thorne
- -------------------------------------------
             Daniel K. Thorne               Director

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imperial Holly Corporation and subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche llp

Houston, Texas
May 31, 1996

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,
                                                             -----------------
                                                               1996     1995
                           ASSETS                            -------- --------
                                                             (IN THOUSANDS OF
                                                                 DOLLARS)
CURRENT ASSETS:
  Cash and temporary investments............................ $  1,930 $  1,686
  Marketable securities (Note 3)............................   37,373   35,079
  Accounts receivable--trade................................   37,251   37,109
  Income tax receivable.....................................    1,485    1,125
  Inventories:
    Finished products (Note 5)..............................   61,702  100,540
    Raw and in-process materials............................   15,929   22,633
    Supplies................................................   12,124   11,990
  Manufacturing costs prior to production ..................   12,476   11,969
  Prepaid expenses..........................................    3,260    4,394
                                                             -------- --------
      Total current assets..................................  183,530  226,525
NOTES RECEIVABLE (Note 4)...................................    1,195    2,445
OTHER INVESTMENTS (Note 3)..................................    6,702    6,450
PROPERTY, PLANT AND EQUIPMENT--Net (Note 4).................  124,103  128,952
OTHER ASSETS................................................    9,789    9,752
                                                             -------- --------
      TOTAL................................................. $325,319 $374,124
                                                             ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable--trade................................... $ 37,937   44,756
  Short-term borrowings (Note 5)............................   31,839   61,092
  Current maturities of long-term debt (Note 6).............        8       51
  Deferred income taxes (Note 7)............................    8,248    7,930
  Other current liabilities.................................   23,772  26 ,354
                                                             -------- --------
      Total current liabilities.............................  101,804  140,183
                                                             -------- --------
LONG-TERM DEBT--Net of current maturities (Note 6)..........   89,800  100,010
DEFERRED INCOME TAXES (Note 7)..............................   21,320   21,323
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS (Note 8).......    1,352    2,631
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY (Notes 5, 8 and 9):
  Preferred stock, without par value, issuable in series;
   5,000,000 shares authorized, none issued.................
  Common stock, without par value; 50,000,000 shares
   authorized, 10,312,507 and 10,283,445 shares issued
   and outstanding at March 31, 1996 and 1995, respectively.   32,276   32,046
  Retained earnings.........................................   69,829   72,854
  Unrealized securities gains--net of income taxes (Note 3).    8,938    5,635
  Pension liability adjustment (Note 8).....................       --     (558)
                                                             -------- --------
    Total shareholders' equity..............................  111,043  109,977
                                                             -------- --------
      TOTAL................................................. $325,319 $374,124
                                                             ======== ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED MARCH 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
                                               (IN THOUSANDS OF DOLLARS,
                                               EXCEPT PER SHARE AMOUNTS)
NET SALES.................................. $  616,450  $  586,925  $  655,498
                                            ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of sales............................    561,878     532,423     598,440
  Selling, general and administrative......     54,778      56,593      60,699
  Restructuring charges (Note 11)..........      2,225          --         925
                                            ----------  ----------  ----------
    Total..................................    618,881     589,016     660,064
                                            ----------  ----------  ----------
OPERATING INCOME (LOSS)....................     (2,431)     (2,091)     (4,566)
INTEREST EXPENSE--Net......................    (11,207)    (11,426)    (10,906)
REALIZED SECURITIES GAINS--Net (Note 3)....      5,389       1,649       1,465
OTHER INCOME--Net (Note 11)................      3,173       3,219       2,730
                                            ----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM........................     (5,076)     (8,649)    (11,277)
PROVISION (CREDIT) FOR INCOME TAXES
 (Note 7)..................................     (1,858)     (3,284)     (3,312)
                                            ----------  ----------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....     (3,218)     (5,365)     (7,965)
EXTRAORDINARY ITEM--Net of tax of $325
 (Note 6)..................................        604          --          --
                                            ----------  ----------  ----------
NET INCOME (LOSS).......................... $   (2,614) $   (5,365) $   (7,965)
                                            ==========  ==========  ==========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Income (Loss) before extraordinary item.. $    (0.31) $    (0.52) $    (0.78)
  Extraordinary item--Net..................       0.06          --          --
                                            ----------  ----------  ----------
  Net Income (Loss)........................ $    (0.25) $    (0.52) $    (0.78)
                                            ==========  ==========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING........ 10,300,487  10,266,229  10,220,172
                                            ==========  ==========  ==========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             COMMON STOCK              UNREALIZED  PENSION
                          ------------------ RETAINED  SECURITIES LIABILITY
                            SHARES   AMOUNT  EARNINGS    GAINS    ADJUSTMENT  TOTAL
                          ---------- ------- --------  ---------- ---------- --------
                                     (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
BALANCE, APRIL 1, 1993..  10,203,728 $31,367 $91,095                         $122,462
  Net loss..............          --      --  (7,965)                          (7,965)
  Cash dividends ($.32
   per share)...........          --      --  (3,268)                          (3,268)
  Exercise of stock
   options..............      38,805     306      --                              306
  Employee stock
   purchase plan........      10,426     107      --                              107
  Unrealized securities
   gains--net...........          --      --      --     $3,804                 3,804
  Pension liability
   adjustment...........          --      --      --         --     $(709)       (709)
                          ---------- ------- -------     ------     -----    --------
BALANCE, MARCH 31, 1994.  10,252,959  31,780  79,862      3,804      (709)    114,737
  Net loss..............          --      --  (5,365)        --        --      (5,365)
  Cash dividend ($.16
   per share)...........          --      --  (1,643)        --        --      (1,643)
  Exercise of stock
   options..............       7,582      66      --         --        --          66
  Employee stock
   purchase plan........      22,904     200      --         --        --         200
  Unrealized securities
   gains--net...........          --      --      --      1,831        --       1,831
  Pension liability
   adjustment...........          --      --      --         --       151         151
                          ---------- ------- -------     ------     -----    --------
BALANCE, MARCH 31, 1995.  10,283,445  32,046  72,854      5,635      (558)    109,977
  Net loss..............          --      --  (2,614)        --        --      (2,614)
  Cash dividends ($.04
   per share)...........          --      --    (411)        --        --        (411)
  Exercise of stock
   options..............      11,445      85      --         --        --          85
  Employee stock
   purchase plan........      17,617     145      --         --        --         145
  Unrealized securities
   gains--net...........          --      --      --      3,303        --       3,303
  Pension liability
   adjustment...........          --      --      --         --       558         558
                          ---------- ------- -------     ------     -----    --------
BALANCE, MARCH 31, 1996.  10,312,507 $32,276 $69,829     $8,938     $   0    $111,043
                          ========== ======= =======     ======     =====    ========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                    YEAR ENDED MARCH 31,
                                                 -----------------------------
                                                   1996       1995      1994
                                                 ---------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
  Net income (loss)............................. $  (2,614) $ (5,365) $ (7,965)
  Adjustments for noncash and nonoperating
   items:
    Extraordinary item--net.....................      (604)       --        --
    Depreciation................................    12,681    13,429    15,360
    Deferred income tax provision...............    (1,737)   (3,294)      678
    Other.......................................    (5,203)   (2,021)     (797)
  Working capital changes:
    Receivables.................................      (502)    5,380     3,456
    Inventory...................................    45,408     8,914   (12,809)
    Deferred and prepaid costs..................       627     1,814     3,423
    Accounts payable............................    (6,819)      989    (2,892)
    Other liabilities...........................    (3,361)    2,358    (6,119)
                                                 ---------  --------  --------
  Operating cash flow...........................    37,876    22,204    (7,665)
                                                 ---------  --------  --------
INVESTING ACTIVITIES:
  Capital expenditures..........................    (8,890)   (7,850)   (8,423)
  Investment in marketable securities...........    (6,537)   (6,675)   (5,135)
  Proceeds from sale of marketable securities...    14,974     4,344     6,231
  Proceeds from sale of fixed assets............     1,478     5,915        60
  Other investments.............................      (741)      245       169
  Other.........................................       864       131       356
                                                 ---------  --------  --------
  Investing cash flow...........................     1,148    (3,890)   (6,742)
                                                 ---------  --------  --------
FINANCING ACTIVITIES:
  Short-term borrowings:
    Bank borrowings--net........................    (5,431)  (15,721)   25,622
    CCC borrowings--advances....................   153,143    76,307    70,712
    CCC borrowings--repayments..................  (176,965)  (76,280)  (69,023)
  Repayment of long-term debt...................    (9,324)      (67)  (18,816)
  Proceeds of long-term debt....................        --        --        --
  Dividends paid................................      (411)   (1,643)   (3,268)
  Stock option proceeds and other...............       208       221       330
                                                 ---------  --------  --------
  Financing cash flow...........................   (38,780)  (17,183)    5,557
                                                 ---------  --------  --------
INCREASE (DECREASE) IN CASH AND TEMPORARY
 INVESTMENTS....................................       244     1,131    (8,850)
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF
 YEAR...........................................     1,686       555     9,405
                                                 ---------  --------  --------
CASH AND TEMPORARY INVESTMENTS, END OF YEAR..... $   1,930  $  1,686  $    555
                                                 =========  ========  ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1996, 1995 AND 1994

1. ACCOUNTING POLICIES

  The Company--The consolidated financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates in one domestic business segment--the production and sale of refined sugar and related products. The Company is significantly affected by market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally the limitations on importation of raw cane sugar for domestic consumption. In addition, agricultural conditions in the Company's growing areas may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

  Cash and Temporary Investments--Temporary investments consist of short-term, highly liquid investments with maturities of 90 days or less at the time of purchase.

  Marketable Securities--All of the Company's marketable securities are classified as "available for sale", and accordingly, are reflected in the Consolidated Balance Sheets at fair market value, with the aggregate unrealized gain, net of related deferred tax liability, included as a component of shareholders' equity. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method.

  Inventories--Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in first-out ("LIFO") method. All other costs are determined under the first-in first-out ("FIFO") method.

  If only the FIFO cost method had been used, inventories would have been $12,867,000 and $13,267,000 higher at March 31, 1996 and 1995, respectively.
Reductions in inventory quantities in fiscal 1996 and 1995 resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years. The effect of these liquidations was to increase net income by about $1,385,000 ($0.13 per share) in 1996 and decrease net income by about $114,000 ($0.01 per share) in 1995.

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

  Manufacturing Costs Prior to Production--Certain manufacturing costs incurred between processing periods which are necessary to prepare the factory for the next processing campaign are deferred and allocated to the cost of sugar produced in the subsequent campaign.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1996, 1995 AND 1994

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

  Fair Value of Financial Instruments--The fair value of financial instruments is estimated based upon market trading information, where available. Absent published market values for an instrument, management estimates fair values based upon quotations from broker/dealers or interest rate information for similar instruments. The carrying amount of cash and temporary investments, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. The fair value of the $89.8 million principal amount of 8-3/8% senior notes as of March 31, 1996 was approximately $88 million, based on a dealer quote.

  Federal Income Taxes--Federal income tax expense includes the current tax obligation and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities.

  Earnings Per Share-- The computation of earnings per share is based on the weighted average number of shares outstanding. Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect would be insignificant.

  Reclassifications--Certain amounts reported in prior fiscal years have been reclassified to conform with the fiscal 1996 presentation.

2. ACQUISITION OF SPRECKELS SUGAR

  On April 19, 1996, the Company acquired all of the outstanding capital stock of Spreckels Sugar Company, Inc. and Limestone Products Company, Inc. (collectively "Spreckels"), a California based beet sugar processor. The purchase price was the sum of i) Spreckels' net working capital as of December 31, 1995, ii) $3 million and iii) net cash advanced to Spreckels by the seller between December 31, 1995 and the closing date. The Company funded from current borrowings under the Company's revolving credit line $35.3 million of the purchase price at closing, and the seller calculated the total purchase price as $41.3 million, with a remaining balance due of $6.0 million. As a result of a post-closing review performed by the Company pursuant to the Stock Purchase Agreement, the Company has notified the seller that it calculates the purchase price as $29.3 million. The Company and the seller are presently attempting to resolve these differences.

  The acquisition will be accounted for as a purchase and Spreckels' results of operations will be included in the Company's consolidated financial statements commencing April 19, 1996. Accordingly, the assets, liabilities and operating results of Spreckels are not included in the accompanying consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1996, 1995 AND 1994

3. INVESTMENTS

  Marketable securities consisted of the following (in thousands of dollars):

                                   MARCH 31, 1996                  MARCH 31, 1995
                          -------------------------------- -------------------------------
                                                GROSS                            GROSS
                                              UNREALIZED                      UNREALIZED
                                     FAIR      HOLDING                FAIR      HOLDING
                          AMORTIZED MARKET  -------------- AMORTIZED MARKET  -------------
                            COST     VALUE   GAINS  LOSSES   COST     VALUE  GAINS  LOSSES
                          --------- ------- ------- ------ --------- ------- ------ ------
US Government securities
 due 1996 through 1997..   $ 4,881  $ 4,937 $    56  $--    $ 2,889  $ 2,875 $    3 $ (17)
Municipal securities....        --       --      --   --      1,456    1,458      2    --
Common stocks...........    18,740   32,436  13,696   --     20,281   28,808  8,632  (105)
Other...................        --       --      --   --      1,784    1,938    184   (30)
                           -------  ------- -------  ---    -------  ------- ------ -----
Total...................   $23,621  $37,373 $13,752  $--    $26,410  $35,079 $8,821 $(152)
                           =======  ======= =======  ===    =======  ======= ====== =====

  Realized securities gains are reported net of realized losses of $2,000 in 1996, $106,000 in 1995 and $0 in 1994. Marketable securities with a market value of $7,039,000 at March 31, 1996 were pledged to secure certain insurance obligations.

  Other investments includes the Company's royalty interest in a coal seam methane gas project, which is accounted for at amortized cost.

4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at March 31, 1996 and 1995 consisted of the following (in thousands of dollars):

                                                                1996     1995
                                                              -------- --------
      Land................................................... $ 13,682 $ 14,071
      Buildings, machinery and equipment.....................  251,949  245,382
      Construction in progress...............................    2,094    2,281
                                                              -------- --------
          Total..............................................  267,725  261,734
      Less accumulated depreciation..........................  143,622  132,782
                                                              -------- --------
      Property, Plant and Equipment--Net..................... $124,103 $128,952
                                                              ======== ========

  The Company sold distribution facilities during fiscal 1995 in exchange for three-year, fixed rate notes aggregating $2,466,000; one such note was collected in full in fiscal 1996. A gain of $780,000 on one such sale was deferred until collection of the related note whose final maturity is in fiscal 1998.

   During fiscal 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which did not have a material effect on results of operations or financial position.

5. SHORT-TERM BORROWINGS

  At March 31, 1996, the Company had working capital financing available from domestic banks under a $90,000,000 unsecured revolving credit line which expires in June 1998. The line of credit provides for interest on advances at floating or negotiated rates, requires commitment fees and is subject to a credit agreement which limits, among other things, the Company's right, without consent of the lenders, to take certain actions and requires the Company to maintain certain financial and operating ratios. At March 31, 1996, the Company had the ability to pay dividends of up to $6,000,000 under the most restrictive of such financial covenants. The

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1996, 1995 AND 1994

Company also has short-term borrowing facilities available from banks on an uncommitted basis aggregating $35,000,000 at March 31, 1996. Interest on these borrowings is on a negotiated rate basis.

  Additionally, the Company borrows short-term from the Commodity Credit Corporation ("CCC") under the USDA's price support loan program. CCC borrowings are secured by refined beet sugar inventory and are nonrecourse to the Company. The Company chose to forfeit sugar in full satisfaction of a CCC loan which matured August 31, 1994 in the amount of $652,000.

  Outstanding borrowings at March 31, 1996 and 1995 were as follows (in thousands of dollars):

                                                                1996     1995
                                                               -------  -------
      Commodity Credit Corporation............................ $27,319  $51,141
      Bank working capital financing..........................   4,520    9,951
                                                               -------  -------
          Total............................................... $31,839  $61,092
                                                               =======  =======
      Weighted Average Interest Rate..........................    5.36%    7.03%
                                                               =======  =======

6. LONG-TERM DEBT

  Long-term debt at March 31, 1996 and 1995 was as follows (in thousands of dollars):

                                                                1996     1995
                                                               ------- --------
      8-3/8% senior notes..................................... $89,800 $100,000
      Other...................................................       8       61
                                                               ------- --------
      Total long-term debt....................................  89,808  100,061
      Less current maturities.................................       8       51
                                                               ------- --------
      Long-term debt, net..................................... $89,800 $100,010
                                                               ======= ========

  The Company's 8-3/8% senior notes due 1999 do not require principal payments prior to maturity. The indenture relating to the senior notes contains restrictions on the Company's ability to create liens on certain properties. During fiscal 1996, the Company purchased and retired $10.2 million principal amount of the senior notes for amounts less than its book value, and reported such difference, net of tax, as an extraordinary item.

  The Company has an interest rate swap agreement with Lehman Brothers Inc. ("Lehman") under which the Company receives payments based on a fixed rate of 7.77% and pays Lehman amounts based on the three month LIBOR rate. The swap, which expires in October 1996, has a notional principal amount of $10.7 million. The Company is exposed to credit risk in the event of non-performance by Lehman; however the Company does not anticipate non-performance. The swap is recorded in other investments at its market value of $224,000 at March 31, 1996. Income on the swap of $289,000 in 1996, $643,000 in 1995 and $1,356,000 in 1994 is reported in interest expense-net.

  Cash paid for interest on short and long-term debt was $12,228,000 in 1996, $11,463,000 in 1995 and $12,562,000 in 1994. Interest capitalized as part of the cost of constructing assets was not significant for 1996, 1995 or 1994.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1996, 1995 AND 1994

7. INCOME TAXES

  The components of the consolidated income tax provision (credit), including amounts reported as an extraordinary item, for each of the last three fiscal years were as follows (in thousands of dollars):

                                                       1996     1995     1994
                                                      -------  -------  -------
      Federal:
        Current...................................... $   109  $   (36) $(4,032)
        Tax benefit of operating loss carryforward...  (1,452)  (1,636)      --
        Deferred.....................................    (285)  (1,658)     678
      State..........................................      95       46       42
                                                      -------  -------  -------
        Total........................................ $(1,533) $(3,284) $(3,312)
                                                      =======  =======  =======

  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities at March 31, 1996 and 1995 were as follows (in thousands of dollars):

                                    1996                         1995
                         ---------------------------  ---------------------------
                         ASSETS LIABILITIES  TOTAL    ASSETS LIABILITIES  TOTAL
                         ------ ----------- --------  ------ ----------- --------
Current:
  Marketable securities
   valuation
   differences..........     --  $ (4,813)  $ (4,813)     --  $ (3,034)  $ (3,034)
  Inventory valuation
   differences,
   principally purchase
   accounting...........     --    (6,320)    (6,320)     --    (6,091)    (6,091)
  Manufacturing costs
   prior to production
   deducted currently...     --    (4,366)    (4,366)     --    (4,189)    (4,189)
  Accruals not currently
   deductible........... $2,081        --      2,081  $2,005        --      2,005
  Alternate minimum tax
   differences..........    903        --        903   1,146        --      1,146
  Operating loss
   carryforwards
   (expiring 2010 and
   2011)................  3,172        --      3,172   1,636        --      1,636
  Other.................  1,135       (40)     1,095     637       (40)       597
                         ------  --------   --------  ------  --------   --------
    Total current.......  7,291   (15,539)    (8,248)  5,424   (13,354)    (7,930)
                         ------  --------   --------  ------  --------   --------
Noncurrent:
  Depreciation
   differences,
   including purchase
   accounting...........     --   (18,443)   (18,443)     --   (19,980)   (19,980)
  Pension cost
   differences..........     --    (1,711)    (1,711)     --    (1,099)    (1,099)
  Accruals not currently
   deductible...........    154        --        154     908        --        908
  Other.................     --    (1,320)    (1,320)     --    (1,152)    (1,152)
                         ------  --------   --------  ------  --------   --------
    Total noncurrent....    154   (21,474)   (21,320)    908   (22,231)   (21,323)
                         ------  --------   --------  ------  --------   --------
Total................... $7,445  $(37,013)  $(29,568) $6,332  $(35,585)  $(29,253)
                         ======  ========   ========  ======  ========   ========

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1996, 1995 AND 1994

  The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company's income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

                                                       1996     1995     1994
                                                      -------  -------  -------
      Income taxes computed at the statutory federal
       rate.........................................  $(1,451) $(3,027) $(3,947)
      Effect of increase in statutory rate on
       deferred tax liabilities.....................       --       --      871
      Nontaxable interest and dividends.............     (251)    (299)    (295)
      State income taxes............................       62       30       28
      Foreign sales corporation.....................      (59)     (68)     (53)
      Other.........................................      166       80       84
                                                      -------  -------  -------
        Total.......................................  $(1,533) $(3,284) $(3,312)
                                                      =======  =======  =======

  Income taxes paid in 1996 were $213,000; income tax refunds received were $3,778,000 in 1995 and $4,482,000 in 1994.

8. EMPLOYEE BENEFITS

  Retirement Plans--Substantially all of the Company's nonseasonal employees are covered by retirement plans. Certain unionized employees are covered by an industry-wide plan, and other employees are covered by Company-sponsored defined benefit plans. Under the Company-sponsored defined benefit plans, retirement benefits are primarily a function of years of service and the employee's compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains and losses over the remaining service periods. Additionally, the Company provides a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law. The Company provides a non-qualified retirement plan for non-employee directors, which provides benefits based upon years of service as a director and the retainer in effect at the date of a director's retirement.

  The aggregate net periodic pension cost for these plans for each of the past three fiscal years included the following components (in thousands of dollars):

                                                       1996     1995     1994
                                                     --------  -------  -------
      Company-sponsored plans:
        Service cost for benefits earned during the
         period....................................  $  2,089  $ 2,128  $ 1,973
        Interest cost on projected benefit
         obligation................................     2,653    2,348    2,156
        Actual return on plan assets...............   (10,141)  (4,439)     275
        Net amortization and deferral..............     8,377    3,254   (1,398)
                                                     --------  -------  -------
        Net periodic pension cost - Company-
         sponsored plans...........................     2,978    3,291    3,006
      Industry-wide plan for certain unionized
       employees...................................       438      459      517
                                                     --------  -------  -------
        Total pension cost.........................  $  3,416  $ 3,750  $ 3,523
                                                     ========  =======  =======

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1996, 1995 AND 1994

  The funded status of the Company-sponsored plans was as follows at March 31, 1996 and 1995 (in thousands of dollars):

                                       1996                            1995
                          ------------------------------- -------------------------------
                          PLANS FOR WHICH PLANS FOR WHICH PLANS FOR WHICH PLANS FOR WHICH
                            ACCUMULATED    ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED
                             BENEFITS       ACCUMULATED      BENEFITS       ACCUMULATED
                           EXCEED ASSETS     BENEFITS      EXCEED ASSETS     BENEFITS
                          --------------- --------------- --------------- ---------------
Actuarial present value
 of projected benefit
 obligations:
  Accumulated benefit
   obligations:
    Vested..............      $ 9,055         $17,832         $ 8,353         $14,948
    Nonvested...........          668             433             627             497
                              -------         -------         -------         -------
  Total accumulated
   benefit obligations..        9,723          18,265           8,980          15,445
  Effect of projected
   future salary
   increases............          715           8,434             673           7,442
                              -------         -------         -------         -------
  Projected benefit
   obligations..........       10,438          26,699           9,653          22,887
Plan assets at fair
 value (primarily listed
 stocks and bonds)......        6,889          31,888           5,029          23,990
                              -------         -------         -------         -------
Projected benefit
 obligations over
 (under) plan assets....        3,549          (5,189)          4,624          (1,103)
Prior service cost of
 plan amendments........       (2,118)             22          (2,440)             50
Unrecognized net gains
 (losses):
  Arising at transition
   date.................        ( 989)            293          (1,302)            370
  Arising subsequent to
   transition date......         (175)          3,108            (834)         (1,932)
Adjustment for
 additional liability...        2,567              --           3,903              --
                              -------         -------         -------         -------
Accrued (prepaid)
 pension cost...........      $ 2,834         $(1,766)        $ 3,951         $(2,615)
                              =======         =======         =======         =======
Assumptions used:
  Current discount rate
   for plan liabilities.          7.5%            7.5%            8.0%            8.0%
  Projected annual rate
   of increase in
   compensation levels..          5.5%            5.5%            5.5%            5.5%
  Assumed long-term
   return on plan
   assets...............          8.0%            8.0%            8.0%            8.0%

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

  Employee Stock Purchase Plan--In July 1993, the shareholders approved an amended and restated employee stock purchase plan and reserved 1,000,000 shares of common stock. The plan provides substantially all year-round employees the option to purchase shares of common stock either through open market purchases at market value or directly from the Company at 85% of market value. The amount charged to compensation expense for the discount on shares purchased under the latter alternative was $22,000 in 1996, $30,000 in 1995 and $16,000 in 1994.

  Stock Incentive Plan--The shareholders have approved the Imperial Holly Corporation Stock Incentive Plan, and have reserved for issuance 812,500 shares of common stock. The plan provides for the granting of

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1996, 1995 AND 1994

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

  Stock option activity in the plan during the last three fiscal years was as follows:

                                 1996                  1995                  1994
                         --------------------- --------------------- ---------------------
                                     PRICE                 PRICE                 PRICE
                         OPTIONS   PER SHARE   OPTIONS   PER SHARE   OPTIONS   PER SHARE
                         -------  ------------ -------  ------------ -------  ------------
Beginning Balance....... 510,733  $6.44-$16.83 494,815  $6.44-$16.83 363,214  $6.44-$16.83
Granted.................  94,000  $7.78-$ 8.88  24,500  $8.81-$ 9.75 208,000  $8.69-$14.00
Expired................. (66,199) $8.69-$15.88  (1,000)    $8.69     (34,201) $8.69-$15.88
Exercised...............  (9,945) $6.44-$ 8.69  (7,582) $6.44-$ 8.69 (42,198)    $6.44
                         -------               -------               -------
Balance, March 31....... 528,589  $6.44-$16.83 510,733  $6.44-$16.83 494,815  $6.44-$16.83
                         =======               =======               =======
Exercisable as of March
 31..................... 330,964  $6.44-$16.83 331,609  $6.44-$16.83 248,466  $6.44-$16.83
                         =======               =======               =======

  Certain stock options listed above were granted with SARs. The SARs provide that, in lieu of the exercise of options, the optionee may receive cash or shares of stock with a fair market value equal to the amount by which the fair market value on exercise date of the stock subject to the option exceeds the option price. No SARs have been exercised and, at March 31, 1996, options outstanding with SARs attached totaled 61,128 shares, all of which were exercisable. A charge (credit) representing the increase(decrease) of the excess of fair market value over the exercise price of SARs totaling $(89,000) in 1996, $0 in 1995 and ($159,000) in 1994 has been recorded as compensation expense.

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

                                1996                 1995                1994
                         -------------------- ------------------- -------------------
                                     PRICE               PRICE               PRICE
                         OPTIONS   PER SHARE  OPTIONS  PER SHARE  OPTIONS  PER SHARE
                         -------  ----------- ------- ----------- ------- -----------
Beginning Balance.......  5,250   $4.75-$8.84  6,000  $4.75-$8.84  3,000  $8.09-$8.84
Granted.................     --                   --               3,000  $4.75-$7.00
Expired.................   (750)     $8.84      (750)    $8.84        --
Exercised............... (1,500)     $8.09        --                  --
                         ------                -----               -----
Balance, March 31.......  3,000   $4.75-$7.00  5,250  $4.75-$8.84  6,000  $4.75-$8.84
                         ======                =====               =====
Exercisable as of March
 31.....................     --       --       2,250  $8.09-$8.84  1,500     $8.84
                         ======                =====               =====

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1996, 1995 AND 1994

9. SHAREHOLDER RIGHTS PLAN

  In 1989, the Board of Directors declared a dividend of one Right for each outstanding share of the Company's common stock. Certain terms of the rights were amended in January 1995. Each of the Rights, which are currently attached to the common stock, entitle the holder to purchase two three-hundredths of a share of a new series of Junior Participating Preferred Stock (68,750 in total as of March 31, 1996) at a price of $60 (subject to adjustment). The Rights are not exercisable until the earlier of ten days after the public announcement that a person or group has acquired 15% or more (25% or more for persons who were 10% shareholders on January 27, 1995) of the Company's outstanding common stock (an "Acquiring Person") or ten business days after the commencement of a tender offer to acquire such an interest. Under certain circumstances, the Rights, other than the Rights held by the Acquiring Person, will become exercisable for common stock of the Company (or an acquiror) with a market value equal to two times the exercise price of the Right. The Rights are redeemable, at 2/3 cents per Right, at any time prior to a person becoming an Acquiring Person. The Rights will expire on September 25, 1999.

10. COMMITMENTS AND CONTINGENCIES

  The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

  The Company has had $2.8 million of standby letters of credit issued by banks to secure certain insurance obligations.

  The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $4,343,000, $3,519,000 and $3,117,000 in fiscal 1996, 1995 and
1994 respectively.

  The aggregate future minimum lease commitments under noncancelable operating leases at March 31, 1996 are summarized as follows (in thousands of dollars):

                                                                       OPERATING
                                FISCAL YEAR                             LEASES
                                -----------                            ---------
       1997...........................................................  $1,894
       1998...........................................................   1,593
       1999...........................................................   1,230
       2000...........................................................     772
       2001...........................................................     665
      After 2001......................................................   1,504

11. SUPPLEMENTARY INCOME STATEMENT INFORMATION

  In fiscal 1996 the Company recorded a charge of $1,750,000 related to the announced closure of its Hamilton City California beet processing facility in early fiscal 1997, as well as a charge of $475,000 related to costs in connection with a work force reduction affecting approximately 50 persons in administrative and manufacturing overhead positions. As of March 31, 1996, $336,000 had been incurred in connection with the termination of 45 individuals. A $925,000 charge was recorded in fiscal 1994 to provide for the cost of a work force reduction which was substantially completed during the year.

  Other income--net includes interest and dividends totaling $1,820,000 in 1996, $1,456,000 in 1995 and $1,494,000 in 1994. Amounts charged to expense for research and development were $1,670,000 in 1996, $2,084,000 in 1995 and $2,679,000 in 1994.