Form 10-Q
period 1996-06-30
IMPERIAL HOLLY CORP
filed 1996-08-13
CIK 831327

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

For the quarterly period ended June 30, 1996

                                       OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                              Yes [X]          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1996.

                              10,317,807 shares.
                              ------------------

================================================================================

                           IMPERIAL HOLLY CORPORATION


                                     Index


                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets                                       3

         Consolidated Statements of Income                                 4

         Consolidated Statements of Cash Flows                             5

         Consolidated Statement of Changes in
         Shareholders' Equity                                              6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     9

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 6.  Exhibits and Reports on Form 8-K                                 11

                             ______________________

     The statements regarding future market prices and operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION

                 IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  June 30, 1996  March 31, 1996
                                                  -------------  --------------
                                                    (In Thousands of Dollars)
                      ASSETS
CURRENT ASSETS:
  Cash and temporary investments                    $  7,855        $  1,930
  Marketable securities                               40,192          37,373
  Accounts receivable                                 55,219          38,736
  Inventories:
    Finished products                                101,592          61,702
    Raw and in-process materials                      39,236          15,929
    Supplies                                          18,597          12,124
  Manufacturing costs prior to production             15,083          12,476
  Prepaid expenses                                     7,920           3,260
                                                    --------        --------
      Total current assets                           285,694         183,530

NOTES RECEIVABLE                                       1,179           1,195

OTHER INVESTMENTS                                      6,960           6,702

PROPERTY, PLANT AND EQUIPMENT - net                  156,620         124,103

OTHER ASSETS                                            9,760           9,789
                                                    --------        --------
        TOTAL                                       $460,213        $325,319
                                                    ========        ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                          $ 66,036        $ 37,937
  Short-term borrowings                               97,862          31,839
  Current maturities of long-term debt                 1,475               8
  Other current liabilities                           45,141          32,020
                                                    --------        --------

      Total current liabilities                      210,514         101,804

LONG-TERM DEBT                                        91,448          89,800

DEFERRED TAXES AND OTHER CREDITS                     41,756          22,672

SHAREHOLDERS' EQUITY
  Preferred stock                                          -               -
  Common stock                                        32,307          32,276
  Retained earnings                                   73,978          69,829
  Unrealized securities gains - net                   10,210           8,938
                                                    --------        --------
      Total shareholders' equity                     116,495         111,043
                                                    --------        --------
        TOTAL                                       $460,213        $325,319
                                                    ========        ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                             Three Months Ended
                                                  June 30,
                                         ---------------------------
                                             1996           1995
                                         -------------  ------------
                                          (In Thousands of Dollars,
                                          Except per Share Amounts)

NET SALES                                 $   179,905   $   148,824
                                          -----------   -----------

COSTS AND EXPENSES:
  Cost of sales                               155,637       134,338
  Selling, general and administrative          15,297        13,906
                                          -----------   -----------

    Total                                     170,934       148,244
                                          -----------   -----------

OPERATING INCOME                                8,971           580

INTEREST EXPENSE                               (3,035)       (2,901)

REALIZED SECURITIES GAINS                         392         2,457

OTHER INCOME -- Net                               290         1,156
                                          -----------   -----------

INCOME BEFORE INCOME TAXES                      6,618         1,292

PROVISION FOR INCOME TAXES                      2,469           526
                                          -----------   -----------

INCOME BEFORE EXTRAORDINARY ITEM                4,149           766

EXTRAORDINARY ITEM - NET OF TAX                     -           380
                                          -----------   -----------

NET INCOME                                $     4,149   $     1,146
                                          ===========   ===========

EARNINGS PER SHARE OF COMMON STOCK:

INCOME BEFORE EXTRAORDINARY ITEM                $0.40   $      0.07

EXTRAORDINARY ITEM - NET OF TAX                     -          0.04
                                          -----------   -----------

NET INCOME                                      $0.40   $      0.11
                                          ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING        10,315,289    10,287,090
                                          ===========   ===========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                                        June 30,
                                                                  -------------------
                                                                    1996      1995
                                                                  -------    --------
                                                               (In Thousands of Dollars)

OPERATING ACTIVITIES:
  Net income                                                      $  4,149   $  1,146
  Adjustments for non-cash and non-operating items:
    Extraordinary item - net                                             -       (380)
    Depreciation                                                     3,639      3,146
    Other                                                             (227)    (2,942)
  Working capital changes (excluding working capital
    acquired in the Spreckels acquisition):
    Receivables                                                     (9,857)   (14,424)
    Inventory                                                      (30,658)    10,824
    Deferred and prepaid costs                                       1,246     (3,022)
    Accounts payable                                                15,869     18,453
    Other liabilities                                                7,700     (5,168)
                                                                  --------   --------
  Operating cash flow                                               (8,139)     7,633
                                                                  --------   --------
INVESTMENT ACTIVITIES:
  Acquisition of Spreckels                                         (36,059)         -
  Capital expenditures                                              (1,940)    (2,690)
  Investment in marketable securities                               (1,918)    (3,475)
  Proceeds from sale of marketable securities                        1,478      5,528
  Proceeds from sale of fixed assets                                    21        827
  Other                                                               (618)     2,604
                                                                  --------   --------
Investing cash flow                                                (39,036)     2,794
                                                                  --------   --------
FINANCING ACTIVITIES:
  Short-term debt:
    Bank borrowings - net                                           33,359     (3,747)
    CCC borrowings - advances                                       35,079     59,256
    CCC borrowings - repayments                                    (14,977)   (61,301)
  Repayment of long-term debt                                         (388)    (4,156)
  Dividends paid                                                         0       (411)
  Other                                                                 27         90
                                                                  --------   --------
Financing cash flow                                                 53,100    (10,269)
                                                                  --------   --------

INCREASE IN CASH AND TEMPORARY INVESTMENTS                           5,925        158

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD                  1,930      1,686
                                                                  --------   --------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD                     $  7,855   $  1,844
                                                                  ========   ========



                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Three Months Ended June 30, 1996
                                  (UNAUDITED)


                                       Common Stock
                                   ------------------            Unrealized
                                                       Retained  Securities
                                    Shares     Amount  Earnings     Gains     Total
                                   --------    ------  --------  ----------   -----
                                             (In Thousands of Dollars)

BALANCE, MARCH 31, 1996           10,312,507   $32,276  $69,829    $ 8,938   $111,043

Net income                                                4,149                 4,149

Employee stock
 purchase plan and
 stock option exercises                3,326        31                             31

Change in unrealized
 securities gains - net                                              1,272      1,272
                                  ----------   -------  -------    -------   --------

BALANCE, JUNE 30, 1996            10,315,833   $32,307  $73,978    $10,210   $116,495
                                  ==========   =======  =======    =======   ========

                See notes to consolidated financial statements.

                          IMPERIAL HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995


          Basis of Presentation -- The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

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

          Acquisition of Spreckels -- On April 19, 1996, the Company acquired all of the outstanding capital stock of Spreckels Sugar Company, Inc. and Limestone Products Company, Inc. (collectively "Spreckels"), a California based beet sugar processor. The purchase price was the sum of i) Spreckels' net working capital as of December 31, 1995, ii) $3 million and iii) net cash advanced to Spreckels by the seller between December 31, 1995 and the closing date. The Company funded from current borrowings under the Company's revolving credit line $35.3 million of the purchase price at closing, and the seller calculated the total purchase price as $41.3 million, with a remaining balance due of $6.0 million. As a result of a post-closing review performed by the Company pursuant to the Stock Purchase Agreement, the Company has notified the seller that it calculates the purchase price as $29.3 million. The Company and the seller are presently attempting to resolve these differences.

The acquisition was accounted for as a purchase and Spreckels' results of operations are included in the Company's consolidated financial statements commencing April 19, 1996. Summarized proforma operating results for the three months ended June 30, 1996 and 1995, as if the acquisition had occurred on the first day of each of the respective periods is as follows (in thousands of dollars, except per share amounts):

                                     Three Months Ended
                                           June 30,
                                     ------------------
                                        1996     1995
                                     --------  --------
Net Sales                            $187,742  $194,830
Income before extraordinary item        4,482       869
Net Income                              4,482     1,249
Earnings per share:
 Income before extraordinary item        0.43      0.08
 Net Income                              0.43      0.12

          Subsequent event -- On July 25, 1996, the Company and Greencore Group plc ("Greencore") entered into an agreement providing for the private placement of 3,800,000 shares of the Company's common stock to Greencore for $50.4 million. Following the sale, which is subject to Hart-Scott-Rodino Act clearance and listing of the shares on the American Stock Exchange, Greencore would own approximately 27% of the Company's outstanding common stock. The Board of Directors took action under the Company's 1989 Shareholder Rights Plan to increase the ownership percentage that would trigger the Plan with respect to Greencore to 30% during the term of the Investor Agreement between Greencore and the Company (not more than 5 years). Thereafter, the trigger level would be increased to 35%, until such time as Greencore's investment falls below 15%, at which time the trigger level becomes 15%. During the term of the Investor Agreement, Greencore will have the right to designate two nominees for election as Directors of the Company, and would be required to vote for the director nominees recommended by the Board of Directors. During the term of the Investor Agreement Greencore is also subject to restrictions relative to certain actions regarding the Company.

          Earnings per share -- Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting of Stock-based Compensation" ("SFAS No. 123"), and elected to continue to following Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost. The impact of SFAS No. 123 on proforma earnings per share for the three months ended June 30, 1996 and 1995 was not significant.

          Extraordinary Item -- In June 1995, the Company purchased and retired $4,700,000 principal amount of its 8-3/8% senior notes due in 1999, resulting in a gain which is reported, net of related income tax expense of $204,000, as an extraordinary item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, including short-term, secured borrowings from the Commodity Credit Corporation ("CCC"). CCC loans outstanding at June 30, 1996 totaled $60.0 million and are non-recourse to the Company. In the future, new CCC loans will be made on a recourse basis if the tariff rate quota does not exceed 1.5 million short-tons raw value (see "Business - Sugar Legislation and
Other Market Factors" in the Company's Annual Report on    Form 10-K).

          Increases in working capital components are largely due to the inclusion of Spreckels in the June 30, 1996 consolidated balance sheet. Additionally, the increase in accounts receivable for the three months ended June 30, 1996 results from higher sales compared to the quarter ended March 31, 1996. Other increases in raw and in-process inventory and accounts payable during the three months ended June 30, 1996 were primarily due to the seasonal production schedule of the Company's beet sugar operations and timing of the purchase of and payments for sugarbeets.

          The purchase of Spreckels, as well as the increase in working capital described above, were funded by advances under short-term borrowing arrangements.

          On July 25, 1996, the Company and Greencore Group plc ("Greencore") entered into an agreement providing for the private placement of 3,800,000 shares of the Company's common stock to Greencore, an Irish sugar and agricultural products company, for $50.4 million. The Company plans to utilize the net proceeds from the sale initially to reduce short-term borrowings and, longer term, for capital expenditures and reductions in long-term indebtedness. The sale, which is expected to close by August 31, 1996, is subject to Hart-Scott-Rodino Act clearance and listing of the shares on the American Stock Exchange.

          Fiscal 1997 capital expenditures are estimated at $12.0 million. The Company's marketable securities portfolio is reported at its market value of $40.2 million at June 30, 1996, $15.7 million in excess of its cost basis. Management believes that existing internal and external sources of liquidity are adequate to meet its financing requirements.

RESULTS OF OPERATIONS

          Net sales increased $31.1 million or 21% for the three months ended June 30, 1996, compared to the same period of the prior year, as sugar sales of Spreckels ($36.6 million) and increased cane sales volumes as well as increases in sugar and pulp prices offset lower sales volumes by the Company's Holly Sugar subsidiary. Sugar sales prices increased from the year earlier period as a smaller domestic sugarbeet crop last fall has put upward pressure on refined sugar prices. A significant portion of the Company's industrial sales are made under forward sales contracts, most of which commence October 1 and extend for up to a year, resulting in a lagging effect of market price changes on the Company's sugar sales. The Company purchases and prices raw cane sugar under forward purchase contracts to manage its exposure to future price changes. Pulp sales prices have increased significantly as a result of higher feed grain prices.

          Cost of sales as a percent of sales declined from 90.3% to 86.5% for the three months ended June 30, 1996 as sales prices increased more than raw cane costs, which together with improvements in factory operating costs increased unit margins, particularly on cane sugar sales. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risk on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Consequently, the increase in the unit selling price of refined beet sugar resulted in increases in the unit cost of sugarbeets purchased, mitigating the improvement in beet sugar sales margins.

          Selling, general and administrative expenses increased by $1.4 million or 10.0% for the three months ended June 30, 1996 compared to the same period of the prior year, as the addition of $2.9 million of Spreckels selling, general and administrative costs, and increases in incentive compensation, more than offset reductions in advertising and general and administrative costs. The Company expects to complete the consolidation of Spreckels sales and administrative functions into its Sugar Land, Texas offices during the second fiscal quarter, which is expected to significantly reduce the impact of Spreckels operations on combined administrative costs.

          Interest expense for the three months ended June 30, 1996 was higher than the comparable period of the prior year as a result of higher short-term average borrowings, including borrowings to finance the acquisition of Spreckels as well as Spreckels working capital borrowings, mitigated by somewhat lower short-term interest rates and lower long-term debt outstanding. The decrease in other income -- net is primarily due to gains on the sale of assets of $.6 million in the prior year. The extraordinary gain resulted from the purchase and retirement of $4.7 million principal amount of 8-3/8% senior notes in June 1995.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Annual Meeting of Shareholders held on July 26, 1996 the following proposals were acted upon:

          Proposal 1 - Nominees for Class II Directors were elected to serve for terms of office expiring in 1999 by the vote totals as follow:

                                 NUMBER OF VOTES
                      ---------------------------------
                                               BROKER
                         FOR       WITHHELD   NON-VOTES
A. M. Bartolo         9,125,887     27,943       -
Edward O. Gaylord     9,129,397     24,433       -
Roger W. Hill         9,126,205     27,625       -
Robert L. K. Lynch    9,124,813     29,017       -

          Class I Directors, whose terms of office continue until 1998 are John
D. Curtin, Jr., I. H. Kempner, III, James C. Kempner and Daniel K. Thorne. Class III Directors, whose terms of office continue until 1997 are Ann O. Hamilton, Harris L. Kempner, Jr., H. E. Lentz and Fayez Sarofim.

          Proposal 2 - A Nonemployee Director Compensation Plan was approved by a vote of 7,943,200 for and 169,543 against, with 246,865 abstentions and 794,222 broker non-votes.

          Proposal 3 - An amendment to the Company's Stock Incentive Plan was approved by a vote of 8,183,400 for and 107,245 against, with 43,167 abstentions and 820,018 broker non-votes.

          Proposal 4 - The appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending March 31, 1997 was ratified by a vote of 9,097,902 for and 20,936 against with 34,992 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The exhibits required to be filed with this report are listed below:

          Exhibit 4.1 Fifth Amendment dated as of June 28, 1996 to the Credit Agreement among the Company, Harris Trust and Savings Bank, as agent, and the signatory bank thereto.

          Exhibit 4.2 Stock Purchase Agreement dated July 25, 1996 by and among the Company, Greencore Group plc and Earlsfort Holdings B.V.

          Exhibit 11     Computation of Income Per Common Share

          Exhibit 27     Financial Data Schedules

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

          (b) A report on Form 8-K was filed on May 3, 1996 and was amended by a report filed July 5, 1996 in connection with the acquisition of Spreckels.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                             IMPERIAL HOLLY CORPORATION
                             (Registrant)


Dated:  August 13, 1996      By:  /s/ James C. Kempner
                                  --------------------
                                  James C. Kempner
                                  President,
                                  Chief Executive Officer
                                  and Chief Financial Officer
                                  (Principal Financial Officer)