Form 10-Q
period 1996-09-30
IMPERIAL HOLLY CORP
filed 1996-11-05
CIK 831327

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

For the quarterly period ended September 30, 1996

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

                                (281) 491-9181
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1996.

                              14,143,717 shares.
                             ------------



______________________________________________________________________________

                           IMPERIAL HOLLY CORPORATION


                                     Index


                                                                        Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets                                  3

             Consolidated Statements of Income                            4

             Consolidated Statements of Cash Flows                        5

             Consolidated Statement of Changes in
             Shareholders' Equity                                         6

             Notes to Consolidated Financial Statements                   7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9



PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                           11

    Item 6.  Exhibits and Reports on Form 8-K                            11



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

PART I - FINANCIAL INFORMATION

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     September 30, 1996                 March 31, 1996
                                                                        (unaudited)
                                                                    -------------------                 --------------
                                                                           (In Thousands of Dollars)
                        ASSETS
CURRENT ASSETS:
  Cash and temporary investments                                        $  6,142                            $  1,930
  Marketable securities                                                   42,727                              37,373
  Accounts Receivable                                                     65,110                              38,736
  Inventories:
    Finished products                                                     80,537                              61,702
    Raw and in-process materials                                          31,438                              15,929
    Supplies                                                              18,848                              12,124
  Manufacturing costs prior to production                                 19,330                              12,476
  Prepaid expenses                                                         5,465                               3,260
                                                                        --------                            --------
      Total current assets                                               269,597                             183,530

NOTES RECEIVABLE                                                           1,176                               1,195

OTHER INVESTMENTS                                                          9,862                               6,702

PROPERTY, PLANT AND EQUIPMENT - net                                      155,837                             124,103

OTHER ASSETS                                                              14,511                               9,789
                                                                        --------                            --------
            TOTAL                                                       $450,983                            $325,319
                                                                        ========                            ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable - trade                                              $ 43,631                            $ 37,937
  Short-term borrowings                                                   52,842                              31,839
  Current maturities of long-term debt                                     1,558                                   8
  Other current liabilities                                               45,122                              32,020
                                                                        --------                            --------
      Total current liabilities                                          143,153                             101,804

LONG-TERM DEBT                                                            90,947                              89,800

DEFERRED TAXES AND OTHER CREDITS                                          46,890                              22,672

SHAREHOLDERS' EQUITY
  Preferred stock                                                             -                                   -
  Common stock                                                            82,441                              32,276
  Retained earnings                                                       76,906                              69,829
  Unrealized securities gains - net                                       10,646                               8,938
                                                                        --------                            --------
    Total shareholders' equity                                           169,993                             111,043
                                                                        --------                            --------
            TOTAL                                                       $450,983                            $325,319
                                                                        ========                            ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              Three Months Ended           Six Months Ended
                                                 September 30,               September 30,
                                           ------------------------  --------------------------
                                             1996           1995          1996         1995
                                           ----------   -----------  ------------  ------------
                                                              (In Thousands of Dollars,
                                                               Except per Share Amounts)

NET SALES                                    $214,050      $165,786      $393,955      $314,610
                                           ----------   -----------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                               191,929       151,828       347,566       286,135
  Selling, general and administrative          14,644        14,699        29,941        28,605
                                           ----------   -----------  ------------  ------------

    Total                                     206,573       166,527       377,507       314,740
                                           ----------   -----------  ------------  ------------
OPERATING INCOME (LOSS)                         7,477          (741)       16,448          (130)

INTEREST EXPENSE                               (3,302)       (2,821)       (6,337)       (5,722)

REALIZED SECURITIES GAINS                           2           705           394         3,162

OTHER INCOME - Net                                362           729           652         1,854
                                           ----------   -----------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES               4,539        (2,128)       11,157          (836)

PROVISION (CREDIT) FOR INCOME TAXES             1,611          (598)        4,080           (72)
                                           ----------   -----------  ------------  ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM         2,928        (1,530)        7,077          (764)

EXTRAORDINARY ITEM - NET OF TAX                    -             -             -            380
                                           ----------   -----------  ------------  ------------
NET INCOME (LOSS)                            $  2,928     ($  1,530)     $  7,077     ($    384)
                                           ==========   ===========  ============  ============
EARNINGS PER SHARE OF COMMON STOCK:

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM         $0.25        ($0.15)        $0.64        ($0.08)

EXTRAORDINARY ITEM - NET OF TAX                    -             -             -           0.04
                                           ----------   -----------  ------------  ------------

NET INCOME (LOSS)                               $0.25        ($0.15)        $0.64        ($0.04)
                                           ==========   ===========  ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING        11,697,025    10,298,298    11,009,476    10,292,725
                                           ==========   ===========  ============  ============

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Six Months Ended
                                                                September 30,
                                                        ----------------------------
                                                          1996           1995
                                                        ---------  -----------------
                                                         (In Thousands of Dollars)

OPERATING ACTIVITIES:
  Net income                                            $  7,077           ($   384)
  Adjustments for non-cash and non-operating items:
    Extraordinary item - net                                   -               (380)
    Depreciation                                           7,293              6,319
    Other                                                    185             (3,550)
  Working capital changes (excluding working capital
    acquired in the Spreckels acquisition):
    Receivables                                          (19,725)           (13,386)
    Inventory                                             (2,373)            63,177
    Deferred and prepaid costs                              (546)           (10,613)
    Accounts payable                                      (6,536)            (3,356)
    Other liabilities                                      5,687             (3,567)
                                                        --------          ---------
  Operating cash flow                                     (8,938)            34,260
                                                        --------          ---------
INVESTMENT ACTIVITIES:
  Acquisition of Spreckels                               (36,175)                 -
  Capital expenditures                                    (5,345)            (5,175)
  Investment in marketable securities                     (3,908)            (4,367)
  Proceeds from sale of marketable securities              1,612              7,945
  Proceeds from sale of fixed assets                          35                838
  Other                                                     (857)             2,369
                                                        --------          ---------
Investing cash flow                                      (44,638)             1,610
                                                        --------          ---------
FINANCING ACTIVITIES:
  Private placement of common stock                       49,781                  -
  Short-term debt:
    Bank borrowings - net                                 48,322             19,900
    CCC borrowings - advances                             35,079             81,674
    CCC borrowings - repayments                          (74,960)          (132,815)
  Repayment of long-term debt                               (806)            (4,160)
  Dividends paid                                               -               (411)
  Other                                                      372                124
                                                        --------          ---------
Financing cash flow                                       57,788            (35,688)
                                                        --------          ---------

INCREASE IN CASH AND TEMPORARY INVESTMENTS                 4,212                182

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD        1,930              1,686
                                                        --------          ---------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD           $  6,142          $   1,868
                                                        ========          =========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Six Months Ended September 30, 1996
                                  (UNAUDITED)



                                      Common Stock
                                  ____________________
                                                                  Unrealized
                                                        Retained  Securities
                                  Shares        Amount  Earnings    Gains        Total
                                  ----------  --------  --------  -----------  ---------
                                                      (In Thousands of Dollars)

BALANCE, MARCH 31, 1996           10,312,507   $32,276   $69,829     $8,938    $111,043

Net income                                                 7,077                  7,077

Private placement of
 common stock - net of
 issuance costs                    3,800,000    49,781                           49,781

Employee stock
 purchase plan and
 stock option exercises                8,081        83                               83

Director compensation
 plan                                 21,760       301                              301

Change in unrealized
 securities gains - net                                               1,708       1,708
                                  ----------   -------  --------  -----------  ---------

BALANCE,
 SEPTEMBER 30, 1996               14,142,348   $82,441   $76,906  $10,646      $169,993
                                  ==========   =======   =======  ===========  ========

                See notes to consolidated financial statements.

                          IMPERIAL HOLLY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


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

          Acquisition of Spreckels -- On April 19, 1996, the Company acquired all of the outstanding capital stock of Spreckels Sugar Company, Inc. and Limestone Products Company, Inc. (collectively "Spreckels"), a California based beet sugar processor. The purchase price was the sum of i) Spreckels' net working capital as of December 31, 1995, ii) $3 million and iii) net cash advanced to Spreckels by the seller between December 31, 1995 and the closing date. The Company funded from current borrowings under the Company's revolving credit line $35.3 million of the purchase price at closing. The seller and the Company are currently in dispute over the total purchase price. The Company notified the seller that it calculates the purchase price as $29.3 million. The seller has filed a lawsuit claiming that the final purchase price is $39.1 million, with $3.8 million remaining unpaid. The Company has filed a motion to dismiss the lawsuit on the basis that the Stock Purchase Agreement requires binding arbitration to resolve purchase price disputes.

          The acquisition was accounted for as a purchase and Spreckels' results of operations are included in the Company's consolidated financial statements commencing April 19, 1996. Summarized proforma operating results for the three months ended September 30, 1995 and the six months ended September 30, 1996 and 1995, as if the acquisition had occurred on the first day of each of the respective periods is as follows (in thousands of dollars, except per share amounts):

                            Three Months Ended        Six Months Ended
                               September 30,            September 30,
                            -------------------  ---------------------------
                                   1995                1996          1995
                            -------------------  ----------------  ---------
Net Sales                     $224,787            $401,792          $419,617
Income (loss) before
  extraordinary item            (6,101)              7,410            (5,232)
Net income (loss)               (6,101)              7,410            (4,852)
Earnings per share:
    Income (loss) before
      extraordinary item         (0.59)               0.67             (0.51)
    Net income (loss)            (0.59)               0.67             (0.47)

          Stock Sale -- On August 29, 1996, the Company completed the private placement of 3,800,000 shares of the Company's common stock to Greencore Group plc ("Greencore"), an Irish sugar and agricultural products company, for net proceeds of $49.8 million. In July, the Board of Directors took action under the Company's 1989 Shareholder Rights Plan to increase the ownership percentage that would trigger the Plan with respect to Greencore to 30% during the term of the Investor Agreement between Greencore and the Company (not more than 5 years). Thereafter, the trigger level would be increased to 35%, until such time as Greencore's investment falls below 15%, at which time the trigger level becomes 15%. During the term of the Investor Agreement, Greencore will have the right to designate two nominees for election as Directors of the Company, and will be required to vote for the director nominees recommended by the Board of Directors. During the term of the Investor Agreement Greencore is also subject to restrictions relative to certain actions regarding the Company.

          Earnings per share -- Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected to continue to follow Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost. The impact of SFAS No. 123 on proforma earnings per share for the three and six months ended September 30, 1996 and 1995 was not significant.

          Extraordinary Item -- In June 1995, the Company purchased and retired $4,700,000 principal amount of its 8-3/8% senior notes due in 1999, resulting in a gain which is reported, net of related income tax expense of $204,000, as an extraordinary item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

          The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, including short-term, secured borrowings from the Commodity Credit Corporation ("CCC"). CCC loans mature each September 30, and accordingly, no CCC loans were outstanding at September 30, 1996. In the future, CCC loans will be made on a non-recourse basis if the tariff rate quota exceeds 1.5 million short-tons raw value; otherwise, they will be made on a recourse basis (see "Business - Sugar Legislation and Other Market Factors" in the Company's Annual Report on Form 10-K).

          Increases in working capital components are largely due to the inclusion of Spreckels in the September 30, 1996 consolidated balance sheet, offset by the reduction in short-term borrowings from the proceeds of the private placement of common stock. Additionally, the increase in accounts receivable at September 30, 1996 results from higher sales compared to the period ended March 31, 1996. Other increases in raw and in-process inventory and accounts payable during the three months ended September 30, 1996 were primarily due to the seasonal production schedule of the Company's beet sugar operations and timing of the purchase of and payments for sugarbeets.

          The purchase of Spreckels, as well as the increase in working capital described above, were funded by advances under short-term borrowing arrangements.

          Net proceeds from the private placement of 3,800,000 shares of the Company's common stock to Greencore Group plc in late August 1996 totaled $49.8 million. The Company initially utilized the net proceeds to reduce short-term borrowings and, longer term, expects to expand capital expenditures and/or reduce long-term indebtedness.

          Fiscal 1997 capital expenditures are estimated at $12.0 million. The Company's marketable securities portfolio is reported at its market value of $42.7 million at September 30, 1996, $16.4 million in excess of its cost basis. Management believes that existing internal and external sources of liquidity are adequate to meet its financing requirements.

RESULTS OF OPERATIONS

          Net sales increased $48.3 million or 29.1% for the three months ended September 30, 1996, compared to the same period of the prior year; for the six month year-to-date periods, net sales increased $79.3 million or 25.2%. Such increases were primarily the result of sugar sales of Spreckels ($48.2 million and $80.5 million for the three and six months, respectively) and increased cane sugar sales volumes as well as increases in sugar and pulp prices offset by lower sales volumes by the Company's Holly Sugar subsidiary. Sugar sales prices increased from the year earlier period as a smaller domestic sugarbeet crop last fall has put upward pressure on refined sugar prices. A significant portion of the Company's industrial sales are made under forward sales contracts, most of which commence October 1 and extend for up to a year, resulting in a lagging effect of market price changes on the Company's sugar sales. Some industrial sales customers have not contracted for their full year requirements for the upcoming contract year; however, the majority of the Company's expected industrial sales volume is contracted through September 1997. The Company purchases and prices raw cane sugar under forward purchase contracts to manage its exposure to future price changes. Pulp sales prices have increased significantly as a result of higher feed grain prices.

          Cost of sales as a percent of sales declined from 91.6% to 89.7% for the three months and from 90.9% to 88.2% for the six months ended September 30, 1996 as sales price increases and decreases in raw cane sugar costs more than offset the impact of poor quality sugarbeets during the late summer harvest in Northern California. The Company purchases sugarbeets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risk on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA.
Consequently, the increase in the unit selling price of refined beet sugar resulted in increases in the unit cost of sugarbeets purchased, mitigating the improvement in beet sugar sales margins.

          Selling, general and administrative expenses increased by $1.3 million or 4.7% for the six months and were virtually unchanged for the three months ended September 30, 1996 compared to the same period of the prior year. Higher volume related selling and distribution costs, increases in incentive compensation, as well as the addition of Spreckels general and administrative costs were offset by reductions in advertising and general and administrative costs. The Company completed the consolidation of Spreckels sales and administrative functions into its Sugar Land, Texas offices during the second fiscal quarter, which significantly reduced the impact of Spreckels operations on combined administrative costs in the second quarter; the full impact of such reductions are expected to be realized in the third fiscal quarter.

          Interest expense for the three and six months ended September 30, 1996 was higher than the comparable period of the prior year as a result of higher short-term average borrowings, including borrowings to finance the acquisition of Spreckels as well as Spreckels working capital borrowings (the Greencore stock sales closed in late August), mitigated by somewhat lower short-term interest rates and lower long-term debt outstanding. The decrease in other income - net is primarily due to gains on the sale of assets of $.6 million in the prior year. The extraordinary gain resulted from the purchase and retirement of $4.7 million principal amount of 8-3/8% senior notes in June 1995.

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

          As discussed in the Notes to Consolidated Financial Statements, the Company is involved in a dispute concerning the final purchase price in the Company's acquisition of Spreckels. The seller has filed a lawsuit alleging the Company owes an additional $3.8 million; the Company has filed a motion to dismiss the lawsuit based on the Stock Purchase Agreement's requirement for binding arbitration to resolve purchase price disputes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits required to be filed with this report are listed below:

             Exhibit 4.1   Investor Agreement dated August 29,1996
                           by and among the Company, Greencore Group plc and Earlsfort Holdings B.V. (incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K dated September 5, 1996 (File No. 1-10307)).

             Exhibit 4.2 Registration Rights Agreement dated August 29, 1996 by and among the Company, Greencore Group plc and Earlsfort Holdings B.V. (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K dated September 5, 1996 (File No. 1-10307)).

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

         (b) A report on Form 8-K was filed on September 5, 1996 in connection with the sale of 3,800,000 shares of the Company's common stock. A report on Form 8-K/A was filed on July 5, 1996 in connection with the acquisition of Spreckels.

SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                           IMPERIAL HOLLY CORPORATION
                                (Registrant)


Dated: November 5, 1996      By:  /s/ James C. Kempner
                                  --------------------
                                  James C. Kempner
                                  President,
                                  Chief Executive Officer
                                  and Chief Financial Officer
                                  (Principal Financial Officer)