Form 10-Q
period 1996-12-31
IMPERIAL HOLLY CORP
filed 1997-02-12
CIK 831327

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

For the quarterly period ended December 31, 1996

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........ to ........

Commission file number 1-10307

                            ______________________

                          IMPERIAL HOLLY CORPORATION
            (Exact name of registrant as specified in its charter)

            Texas                                     74-0704500
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                           X
                     Yes _____                   No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 1997.

                              14,156,718 shares.



================================================================================

                          IMPERIAL HOLLY CORPORATION


                                     Index



                                                                  Page
PART I -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets                           3

              Consolidated Statements of Income                     4

              Consolidated Statements of Cash Flows                 5

              Consolidated Statement of Changes in
              Shareholders' Equity                                  6

              Notes to Consolidated Financial Statements            7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         9

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                    12

     Item 6.  Exhibits and Reports on Form 8-K                     12



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

PART I - FINANCIAL INFORMATION

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                       December 31, 1996    March 31, 1996
                                          (unaudited)
                                       -----------------    --------------
                                            (In Thousands of Dollars)
                  ASSETS
CURRENT ASSETS:
  Cash and temporary investments          $   2,806             $   1,930
  Marketable securities                      45,370                37,373
  Accounts receivable                        49,075                38,736
  Inventories:
    Finished products                       147,604                61,702
    Raw and in-process materials             34,116                15,929
    Supplies                                 17,138                12,124
  Manufacturing costs prior to production     5,339                12,476
  Prepaid expenses                            5,221                 3,260
                                          ---------             ---------
       Total current assets                 306,669               183,530

NOTES RECEIVABLE                              1,171                 1,195

OTHER INVESTMENTS                             9,638                 6,702

PROPERTY, PLANT AND EQUIPMENT - net         153,902               124,103

OTHER ASSETS                                 10,727                 9,789
                                          ---------             ---------
       TOTAL                              $ 482,107             $ 325,319
                                          =========             =========
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                $  49,008             $  37,937
  Short-term borrowings                      77,276                31,839
  Current maturities of long-term debt        1,498                     8
  Other current liabilities                  43,838                32,020
                                          ---------             ---------
       Total current liabilities            171,620               101,804

LONG-TERM DEBT                               90,595                89,800

DEFERRED TAXES AND OTHER CREDITS             46,592                22,672

SHAREHOLDERS' EQUITY
  Preferred stock                                 -                     -
  Common stock                               82,584                32,276
  Retained earnings                          78,402                69,829
  Unrealized securities gains - net          12,314                 8,938
                                          ---------             ---------
Total shareholders' equity                  173,300               111,043
                                          ---------             ---------
       TOTAL                              $ 482,107             $ 325,319
                                          =========             =========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           Three Months Ended         Nine Months Ended
                                                              December 31,               December 31,
                                                     ---------------------------    -----------------------
                                                        1996             1995          1996         1995
                                                     ----------       ----------    ---------    ----------
                                                                    (In Thousands of Dollars,
                                                                     Except per Share Amounts)

NET SALES                                            $  189,935       $  171,569    $  583,890   $  486,179
                                                     ----------       ----------    ----------   ----------

COSTS AND EXPENSES:
  Cost of sales                                         170,601          157,809       518,167      443,944
  Selling, general and administrative                    14,883           14,608        44,824       43,213
  Cost of workforce reduction                                 -              475             -          475
                                                     ----------       ----------    ----------   ----------
     Total                                              185,484          172,892       562,991       487,632
                                                     ----------       ----------    ----------   ----------
OPERATING INCOME (LOSS)                                   4,451           (1,323)       20,899       (1,453)

INTEREST EXPENSE                                         (2,865)          (2,723)       (9,202)      (8,445)

REALIZED SECURITIES GAINS                                    41            2,226           435        5,388

OTHER INCOME - Net                                          555              967         1,207        2,821
                                                     ----------       ----------    ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                         2,182             (853)       13,339       (1,689)

PROVISION (CREDIT) FOR INCOME TAXES                         686             (434)        4,766         (506)
                                                     ----------       ----------    ----------   ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   1,496             (419)        8,573       (1,183)

EXTRAORDINARY ITEM - NET OF TAX                               -              224             -          604
                                                     ----------       ----------    ----------   ----------

NET INCOME (LOSS)                                    $    1,496       $     (195)   $    8,573   $     (579)
                                                     ==========       ==========    ==========   ==========

EARNINGS PER SHARE OF COMMON STOCK:

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              $     0.11       $    (0.04)   $     0.71   $    (0.12)

EXTRAORDINARY ITEM - NET OF TAX                               -             0.02             -         0.06
                                                     ----------       ----------    ----------   ----------

NET INCOME (LOSS)                                    $     0.11       $    (0.02)   $     0.71   $    (0.06)
                                                     ==========       ==========    ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                  14,147,504       10,305,527    12,059,289   10,297,010
                                                     ==========       ==========    ==========   ==========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Nine Months Ended
                                                     December 31,
                                            -----------------------------
                                               1996               1995
                                            ----------         ----------
                                              (In Thousands of Dollars)

OPERATING ACTIVITIES:
  Net income (loss)                         $    8,573         $     (579)
  Adjustments for non-cash and
    non-operating items:
    Extraordinary item - net                         -               (604)
    Depreciation                                10,928              9,434
    Other                                          435             (5,623)
  Working capital changes
    (excluding working capital
    acquired in the Spreckels acquisition):
    Receivables                                 (3,690)            (7,849)
    Inventory                                  (70,408)            (7,776)
    Deferred and prepaid costs                  13,689              8,633
    Accounts payable                            (1,159)             8,711
    Other liabilities                            3,353             (5,985)
                                            ----------         ----------
  Operating cash flow                          (38,279)            (1,638)
                                            ----------         ----------
INVESTMENT ACTIVITIES:
  Acquisition of Spreckels                     (36,410)                 -
  Capital expenditures                          (7,209)            (6,887)
  Investment in marketable securities           (5,113)            (6,396)
  Proceeds from sale of marketable
  securities                                     2,789             14,717
  Proceeds from sale of fixed assets                69                847
  Other                                          3,080              3,688
                                            ----------         ----------
Investing cash flow                            (42,794)             5,969
                                            ----------         ----------
FINANCING ACTIVITIES:
  Private placement of common stock             49,781                  -
  Short-term debt:
    Bank borrowings - net                       72,756             23,060
    CCC borrowings - advances                   35,079            119,833
    CCC borrowings - repayments                (74,960)          (132,815)
  Repayment of long-term debt                   (1,218)            (9,319)
  Dividends paid                                     -               (411)
  Other                                            511                178
                                            ----------         ----------
Financing cash flow                             81,949                526
                                            ----------         ----------

INCREASE IN CASH AND TEMPORARY INVESTMENTS         876              4,857

CASH AND TEMPORARY INVESTMENTS,
  BEGINNING OF PERIOD                            1,930              1,686
                                            ----------         ----------

CASH AND TEMPORARY INVESTMENTS,
  END OF PERIOD                             $    2,806         $    6,543
                                            ==========         ==========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Nine Months Ended December 31, 1996
                                  (UNAUDITED)


                                     Common Stock
                           --------------------------------                          Unrealized
                                                                   Retained          Securities
                              Shares              Amount           Earnings            Gains             Total
                           -----------         ------------    ---------------    ----------------    -----------
                                                                  (In Thousands of Dollars)
BALANCE,
  MARCH 31, 1996            10,312,507         $     32,276    $        69,829    $          8,938    $   111,043
Net income                                                               8,573                              8,573

Private placement of
  common stock - net of
  issuance costs             3,800,000               49,781                                                49,781

Employee stock
  purchase plan and
  stock option exercises        21,033                  226                                                   226

Director compensation
  plan                          21,760                  301                                                   301

Change in unrealized
  securities gains - net                                                                     3,376          3,376
                           -----------         ------------    ---------------    ----------------    -----------
BALANCE,
 DECEMBER 31, 1996          14,155,300         $     82,584    $        78,402    $         12,314    $   173,300
                           ===========         ============   ================    ================    ===========


                See notes to consolidated financial statements.

                          IMPERIAL HOLLY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995


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

          Acquisition of Spreckels -- On April 19, 1996, the Company acquired all of the outstanding capital stock of Spreckels Sugar Company, Inc. and Limestone Products Company, Inc. (collectively "Spreckels"), a California based beet sugar processor. The purchase price was the sum of i) Spreckels' net working capital as of December 31, 1995, ii) $3 million and iii) net cash advanced to Spreckels by the seller between December 31, 1995 and the closing date. The Company funded from current borrowings under the Company's revolving credit line $35.3 million of the purchase price at closing. The Company notified the seller that it calculated the total purchase price as $29.3 million. The seller filed a lawsuit claiming that the final purchase price was $39.1 million, with $3.8 million remaining unpaid. The Company and the seller have reached an agreement in principal to settle their dispute and dismiss the pending litigation (subject to executions of definative documents). Under such settlement, the purchase price is agreed to equal the $35.3 million originally paid and the Company would pay an additional $200,000 to acquire certain former Spreckels' assets not included in the original purchase. These assets have an estimated value of approximately $2.5 million based on an independent appraisal.

          The acquisition was accounted for as a purchase and Spreckels' results of operations are included in the Company's consolidated financial statements commencing April 19, 1996. Summarized proforma operating results for the three months ended December 31, 1995 and the nine months ended December 31, 1996 and 1995, as if the acquisition had occurred on the first day of each of the respective periods is as follows (in thousands of dollars, except per share amounts):

                            Three Months Ended          Nine Months Ended
                               December 31,                December 31,
                            -------------------     --------------------------
                                   1995                1996            1995
                                ---------           ---------       ----------
Net Sales                       $ 216,691           $ 591,727      $  636,308
Income (loss) before
  extraordinary item               (3,277)              8,906          (8,509)
Net income (loss)                  (3,053)              8,906          (7,905)
Earnings per share:
    Income (loss) before
      extraordinary item            (0.32)               0.74           (0.83)
    Net income (loss)               (0.30)               0.74           (0.77)

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

          Earnings per share -- Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected to continue to follow Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost.
The impact of SFAS No. 123 on proforma earnings per share for the three and nine months ended December 31, 1996 and 1995 was not significant.

          Extraordinary Item -- During the fiscal year ended March 31, 1996, the Company purchased and retired $10.2 million principal amount of its 8-3/8% senior notes due in 1999, resulting in gains which are reported, net of related income tax expense of $121,000 for the three months and $325,000 for the nine months, as extraordinary items.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

          The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, including short-term, secured borrowings from the Commodity Credit Corporation ("CCC"). CCC loans mature each September 30; no CCC loans were outstanding at December 31, 1996. CCC loans are made on a non-recourse basis if the tariff rate quota exceeds 1.5 million short-tons raw value; otherwise, they will be made on a recourse basis (see "Business - Sugar Legislation and Other Market Factors" in the Company's Annual Report on
Form 10-K).

          Increases in working capital components are largely due to the inclusion of Spreckels in the December 31, 1996 consolidated balance sheet, offset by the reduction in short-term borrowings from the proceeds of the private placement of common stock. Additionally, increases in inventories result from seasonal beet sugar production and increases in accounts receivable at December 31, 1996 results from higher sales compared to the period ended March 31, 1996.

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

          Fiscal 1997 capital expenditures are estimated at $10.0 million. The Company's marketable securities portfolio is reported at its market value of $45.4 million at December 31, 1996, $18.9 million in excess of its cost basis. Management believes that existing internal and external sources of liquidity are adequate to meet its financing requirements.

RESULTS OF OPERATIONS

          Net sales increased $18.4 million or 10.7% for the three months ended December 31, 1996, compared to the same period of the prior year; for the nine month year-to-date periods, net sales increased $97.7 million or 20.1%. Such increases were primarily the result of sugar sales of Spreckels and increases in sugar and pulp prices. Lower sales volumes by the Company's Holly Sugar subsidiary for the quarter resulting from reduced acreage at two beet sugar factories and lower beginning inventory levels, were partially offset by higher cane sugar sales volumes. Sugar sales prices increased significantly from the year earlier periods as a smaller domestic sugarbeet crop the last two fall harvests put upward pressure on refined sugar prices. Spot sugar sales prices are currently at levels slightly below the peaks reached in the third quarter.
A significant portion of the Company's industrial sales are made under forward sales contracts, most of which commence October 1 and extend for up to a year, resulting in a lagging effect of market price changes on the Company's sugar sales. Some industrial sales customers have not contracted for their full year requirements for the upcoming contract year; however, the majority of the Company's expected industrial sales volume is contracted through September 1997. The Company purchases and prices raw cane sugar under forward purchase contracts to manage its exposure to future price changes. Pulp sales prices increased significantly as a result of higher feed grain prices. Recent drops in feed grain prices are expected to cause pulp prices to decline from their present high levels.

          Cost of sales as a percent of sales declined from 92.0% to 89.8% for the three months and from 91.3% to 88.7% for the nine months ended December 31, 1996 as sales price increases and decreases in raw cane sugar costs more than offset the impact of higher energy costs and higher beet sugar manufacturing costs due to lower throughput at the factories affected by reduced acreage. The Company purchases sugarbeets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risk on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Consequently, the increase in the unit selling price of refined beet sugar resulted in increases in the unit cost of sugarbeets purchased, mitigating the improvement in beet sugar sales margins.

          The recent heavy rains and flooding in California disrupted rail service to the Company's Woodland, California factory. In January, the Company diverted harvested sugarbeets stockpiled in Oregon and Washington to the Company's Sidney, Montana factory. Assuming normal weather patterns in Sidney, the Company does not expect this diversion to have a significant impact on fourth quarter operating costs. The flooding has also delayed planting for the fall crop in Northern California and some of the spring crop acreage already planted will be lost. While full assessment of the impact cannot be made at this time, the Company does not expect sugarbeet tonnage to be reduced significantly or operating costs to be affected significantly as a result of the flooding.

          Selling, general and administrative expenses increased by $1.6 million or 3.7% for the nine months and were virtually unchanged for the three months ended December 31, 1996 compared to the same period of the prior year. For the nine month period, higher volume related selling and distribution costs, increases in incentive compensation, as well as the addition of Spreckels general and administrative costs were offset by reductions in advertising and general and administrative costs. The Company completed the consolidation of Spreckels sales and administrative functions into its Sugar Land, Texas offices during the second fiscal quarter.

          Interest expense for the three and nine months ended December 31, 1996 was higher than the comparable periods of the prior year as a result of higher short-term average borrowings (including borrowings to finance the acquisition of Spreckels as well as Spreckels working capital borrowings offset by the reduction from the private placement in late August), mitigated by somewhat lower short-term interest rates and lower long-term debt outstanding. The decrease in other income - net is primarily due to gains on the sale of assets of $.6 million in the prior year. The extraordinary gains resulted from the purchase and retirement of $10.2 million principal amount of 8-3/8% senior notes in fiscal 1996.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          As discussed in the Notes to Consolidated Financial Statements, the Company is involved in a dispute concerning the final purchase price in the Company's acquisition of Spreckels. The seller has filed a lawsuit alleging the Company owes an additional $3.8 million; the Company and the seller have reached an agreement in principal to settle the dispute and dismiss the litigation.

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

       (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       IMPERIAL HOLLY CORPORATION
                                              (Registrant)


Dated:  February 12, 1997              By:  /s/ James C. Kempner
                                            --------------------
                                            James C. Kempner
                                            President, Chief Executive Officer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)