Form 10-K
period 1997-03-31
IMPERIAL HOLLY CORP
filed 1997-06-10
CIK 831327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1997         COMMISSION FILE NUMBER 1-10307

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 491-9181

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $95.8 million, based upon the last reported sales price of the registrant's Common Stock on the American Stock Exchange on June 2, 1997 and (solely for this purpose) treating all directors, executive officers and 10% shareholders of the registrant (other than those holding shares in a fiduciary capacity) as affiliates.

  The number of shares outstanding of the registrant's Common Stock, as of June 2, 1997, was 14,250,293.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the registrant's definitive Proxy Statement relating to the registrant's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                    PART I

 Item 1. Business.........................................................     1
 Item 2. Properties.......................................................     8
 Item 3. Legal Proceedings................................................     9
 Item 4. Submission of Matters to a Vote of Security Holders..............    10
         Executive Officers of the Registrant.............................    10

                                    PART II

 Item 5. Market for the Registrant's Common Equity and Related Shareholder
           Matters........................................................    12
 Item 6. Selected Financial Data .........................................    12
           Management's Discussion and Analysis of Financial Condition and
 Item 7. Results of Operations............................................    13
 Item 8. Financial Statements and Supplementary Data .....................    16
 Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ..........................................    16

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant .............    16
 Item 11. Executive Compensation .........................................    16
 Item 12. Security Ownership of Certain Beneficial Owners and Management .    16
 Item 13. Certain Relationships and Related Transactions .................    16

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    17


                               ----------------

  The statements regarding future market prices and operating results and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugar beets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

  On April 19, 1996, Holly acquired all of the outstanding capital stock of Spreckels and Limestone Products Company, Inc. Effective March 31, 1997, Spreckels was merged into Holly Sugar Corporation and continues as a division of Holly. See Note 2 to the Consolidated Financial Statements for further discussion of the Spreckels acquisition. Spreckels operates beet sugar processing plants in Woodland and Mendota, California. Holly did not acquire Spreckels' Manteca, California factory, which was retained by the seller and has been closed. Spreckels has been in continuous operation since 1898. The Company ceased sugarbeet processing at Holly's Hamilton City, California factory in June 1996.

  A wholly-owned subsidiary of Holly has entered into a limited partnership agreement with a sugarbeet growers' cooperative in Washington state to build and operate a sugarbeet factory at Moses Lake, Washington. This facility is under construction with a current total budget of approximately $140 million and is expected to process sugarbeets for the first time in the 1998 fall campaign.

PRODUCTS AND SALES

  Sugar. The Company's principal product line is refined sugar, which accounted for approximately 90% of consolidated net sales in the Company's fiscal year ended March 31, 1997. Cane sugar and beet sugar account for approximately 45% and 55%, respectively, of the Company's fiscal 1997 sugar production. The Company produces and sells granulated white, brown and powdered sugar to wholesalers, retail grocers and food manufacturers. Sugar is sold in consumer packages and industrial packages and in bulk and liquid form (including invert sugar and blended products).

  Sales to wholesalers and grocers consist primarily of consumer packages of granulated, brown and powdered sugar. These consumer packages, which range from one pound boxes to 25-pound bags and constitute approximately one-third of the sugar sold, are marketed under the Imperial(R) and Holly(R) brand names and under various private labels. Spreckels sells sugar under its Spreckels(R) and U&I(R) brands and under various private labels. Private label packaged sugar, which represents a significant percentage of the Company's sales, is generally sold at prices lower than that received for branded sugar. The Company continues to focus efforts on increasing sales of branded products as a percentage of total consumer sales.

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

  The Company's sales are concentrated in the western and mid-western portions of the United States. No customer accounted for more than 10% of the Company's sales during fiscal 1997.

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

  By-Products. By-products from beet sugar processing (beet pulp and molasses) are sold primarily as livestock feeds to dairymen, livestock feeders, livestock feed processors and industrial customers. By-product sales accounted for approximately 7% of consolidated net sales during fiscal 1997. The major portion of the beet pulp and molasses produced from sugarbeet operations is sold during and shortly after the sugar-making campaigns.

  Marketing of by-products from beet sugar processing is concentrated in the western half of the United States and Japan. In fiscal 1997, export sales accounted for approximately 25% of by-product sales.

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

  Beet Seed. Holly Hybrids, a division of Holly, produces and markets commercial seed to beet growers under contract to Holly as well as growers under contract to grow for other beet sugar processors. In addition, Spreckels is active in the development and production of commercial seed for use by California beet growers. Holly's beet seed sales program is conducted primarily at Holly Hybrids' headquarters in Sheridan, Wyoming and at Holly's Tracy, California Agriculture Station. The Company consolidated Spreckels' and Holly's beet seed programs during the 1997 fiscal year. See "Research."

  Inulin. In October 1995, the Company and Cooperatie Cosun U.A., a Netherlands sugar processor (formerly known as Cooperatie Suiker Unie U.A.), formed Imperial-Suiker Unie, L.L.C. ("Imperial-Suiker Unie"), a 50-50 joint venture. In connection with the creation of Imperial-Suiker Unie, the Company has entered into various agreements with Cosun and Sensus, a business unit of Cosun, whereby the Company has agreed to provide certain marketing and administrative services to the joint venture. Imperial-Suiker Unie has the exclusive right to market in Canada, Mexico and the United States inulin and inulin-based products produced by Cosun. Inulin is extracted from chicory roots by a process similar to sugar extraction from sugarbeets and is a natural carbohydrate with multifunctional properties with potential both as a nutritional additive and as a functional food ingredient.

RAW MATERIAL AND PROCESSING REQUIREMENTS

  Raw Cane Sugar. The Company purchases raw cane sugar from both domestic and foreign sources. Sources of supply in the recent past have been Louisiana, Florida and countries in the Caribbean and Central America. The availability of foreign raw cane sugar is determined by the import quota level designated by applicable regulation. See "--Sugar Legislation and Other Market Factors". During fiscal 1997, approximately 48% of the raw sugar purchased by Imperial was produced domestically. The Company has not experienced difficulties in the past in contracting sufficient quantities of raw sugar to supply the refinery.

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

  The Company contracts to purchase raw sugar substantially in advance of the time it delivers the refined sugar produced from that purchase. The majority of the Company's industrial sales are under fixed price contracts; in order to minimize price risk in raw and refined sugar commitments, the Company attempts to match refined sugar sales contracted for future delivery with the purchase or pricing of raw sugar when feasible.

  Holly supplements its beet sugar production by refining raw cane sugar at its sugarbeet processing facilities. The cane sugar refined by Holly generally is co-processed with its beet sugar production, but Holly has also refined raw cane sugar during periods when it was not processing sugarbeets. Holly expects to continue to supplement its beet sugar production by refining raw cane sugar during fiscal 1998.

  Sugarbeet Purchases. Holly purchases sugarbeets, from which it extracts sugar and produces by-products, from independent growers under contracts negotiated with associations representing such growers. The grower contracts typically are for one crop; however, on occasion, contracts may cover multiple crops. Holly contracts for acreage prior to the planting season based on estimated demand, marketing strategy, processing capacity and historical crop yields. The type of contract used provides for payments to the grower based on the sugar content of the sugar beets delivered by each grower and the net selling price of refined beet sugar during the specified contract year. Some grower contracts provide for a premium to the growers for delivering beets of superior quality. The net selling price is the gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization costs for certain facilities used in connection with marketing. Use of this type of participating contract reduces Holly's exposure to inventory price risks on its sugarbeet purchases so long as the net selling price does not fall below applicable regional minimum support prices, if any, established by the United States Department of Agriculture ("USDA"). See " -- Sugar Legislation and other Market Factors".

  Acreage contracted at each factory location may vary from year to year on the basis of prior crop quality, productivity, weather conditions, availability of irrigation water, the prices anticipated by growers for alternate crops, and competition with other beet sugar processors. Sugarbeet acreage in Northern California, the North Platte Valley of Wyoming and the Texas Panhandle has declined in recent years but appears to have stabilized, with modest growth expected in fiscal 1998.

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

  Energy. The refining of raw cane sugar and processing of sugarbeets are energy intensive. The primary fuel used by the Company is natural gas, although certain of the Company's factories use significant amounts of coal. The Company generates a substantial portion of the electricity used at the refinery and the factories. Fuel oil can be used by the Company at certain locations both as an alternative energy source when the price is more attractive and as a backup to natural gas in the event of curtailment of gas deliveries. Natural gas and coal supplies are typically purchased under contracts which do not contain minimum quantities for terms of one year or more.

  Pricing of natural gas contracts is generally fixed for the term or indexed to a spot market index. The Company has also utilized financial tools such as swaps and caps to stabilize the price for gas purchases under indexed contracts. Coal is available in abundant supply domestically and the Company is able to purchase coal competitively.

  The Company owns a royalty interest in a coal seam methane gas project in the Black Warrior Basin of Alabama as an additional indirect hedge against future natural gas price increases.

  Other Raw Materials. Foundry coke and limestone are used in the beet sugar extraction process. The Company generally purchases coke under contracts with one to three year terms and utilizes rail transportation to deliver the coke to factories. Domestic coke supplies may become tighter due to environmental restrictions; the Company has the option of converting existing coke-fired equipment to natural gas should the availability and economics of coke so dictate. Holly owns a 50% share of a limestone quarry in Warren, Montana which supplies the Sidney, Montana and Worland, Wyoming factories with their annual limestone requirements. Limestone Products Company, Inc., a subsidiary of Holly, operates a limestone quarry in Cool, California which supplies Holly's Northern California beet processing factories with limestone. These quarries do not normally supply other Holly factories because of high freight costs. Limestone required in the other factory operations is generally purchased from independent sources under contracts with one to five-year terms.

RESEARCH

  The Company has recently completed the relocation of its Research and Development Center, consolidating research relating to manufacturing process technology, factory operations, food science and new product development in Sugar Land.

  Holly has an agreement with D. J. van der Have B.V., a Netherlands beet seed company, granting D. J. van der Have access to Holly's proprietary beet seed breeding material for varietal seed development in exchange for the exclusive marketing rights to D. J. van der Have's beet seed in certain markets in the United States, Canada and Mexico. In addition, Holly is participating in a joint venture with Societe Europeenne de Semences, N.V.- S.A., a Belgian beet seed company, to develop improved beet seed varieties.

  Holly is active in sugarbeet disease control. Holly's growing areas, like those of its competitors, have varying levels of diseases which affect sugarbeet quality and quantity as well as the cost of processing. Holly has a sugarbeet plant pathology disease control research laboratory in Tracy, California which develops and implements disease control strategies for all of the Company's sugarbeet growing areas. Holly communicates information about agricultural practices to growers through its computerized agriculture information systems and printed material, including Holly's magazine "Sugarbeet Update", published semiannually.

COMPETITION

  The Company competes with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners. Selling price and the ability to supply the buyer's quality and quantity requirements in a timely fashion are important competitive factors.

  Certain competing beet sugar processors have expanded their production capacity significantly over the past five years. The additional sugar marketed as a result of this expansion has acted to depress sugar market prices at times during this period.

  The most significant nutritive sweetener that competes with refined sugar is high fructose corn syrup ("HFCS"), which generally sells at a discount to refined sugar; in recent months such discount has increased. The level of per capita sucrose consumption in the United States has increased in recent years; the Company believes that future increases or decreases in sucrose consumption will be dependent upon technological improvements, changes in population, geographic shifts in population and changes in consumer sweetener preferences.

  In certain applications, refined sugar also competes with non-nutritive or low-calorie sweeteners, principally aspartame and, to lesser extents, saccharin and acesulfam-k.

  The table below is based on data published by the USDA and sets forth per capita consumption of nutritive sweeteners in the United States for the years indicated.

            ANNUAL PER CAPITA U. S. NUTRITIVE SWEETENER CONSUMPTION

                               1993              1994              1995             1996(1)
                         ----------------- ----------------- ----------------- -----------------
                         POUNDS PERCENTAGE POUNDS PERCENTAGE POUNDS PERCENTAGE POUNDS PERCENTAGE
                         ------ ---------- ------ ---------- ------ ---------- ------ ----------
Refined sugar...........  65.5      45%     65.8      45%     66.2      44%     66.9      44%
HFCS....................  54.4      38      56.4      38      58.4      39      59.8      39
Other corn sweeteners...  23.6      16      23.9      16      24.3      16      24.4      16
Other...................   1.4       1       1.5       1       1.5       1       1.5       1
                         -----     ---     -----     ---     -----     ---     -----     ---
  Total................. 144.9     100%    147.6     100%    150.4     100%    152.6     100%
                         =====     ===     =====     ===     =====     ===     =====     ===

--------
(1)Estimate.

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

  Federal government programs, in the form of legislative or regulatory action, have existed to support the price of domestic crops of sugar beets and sugar cane almost continually since 1934. The principal legislation affecting the domestic sugar industry is the Federal Agricultural Improvement and Reform Act of 1996 (the "Act"), which became effective July 1, 1996 and extended the sugar price support program for sugar cane and sugarbeets until June 30, 2003.

  Pursuant to the Act, the Commodity Credit Corporation ("CCC") is obligated annually to make loans available to domestic sugar processors on existing sugar inventories from the current crop year production at 18.0 cents per pound of raw cane sugar and 22.9 cents per pound of refined beet sugar (subject to a limited right of reduction by the USDA); however, unlike the predecessor act, the processor is generally not obligated to pay participating growers a predetermined minimum support price for such sugar. The CCC loans under the Act are recourse loans unless the tariff rate quota for import sugar is set at a level in excess of 1.5 million short tons raw value ("STRV"). If the tariff rate quota exceeds 1.5 million STRV, the CCC loans will become non-recourse and processors will be obligated to pay participating growers a predetermined minimum support price. As under the predecessor act, CCC loans mature September 30 of each year and in no event more than nine months after the month in which the loan was made. Under the Act, processors may forfeit sugar to the USDA; if the tariff rate is below 1.5 million STRV and the collateral for the loan is inadequate to cover the loan amount, the USDA may proceed against the processor for the difference between the loan amount and the proceeds from the sale of the forfeited sugar. A processor will be penalized approximately 1 cent per pound for each pound of sugar forfeited.

  Under the Act, the USDA utilizes the import quota and the forfeiture penalty to affect sugar price supports and prevent forfeitures under the CCC loan program. Unlike the predecessor act, marketing allotments are not authorized by the Act. The USDA annually implements a tariff-rate quota for foreign sugar, which has the effect of limiting the total available supply of sugar in the United States. The tariff-rate quota controls the supply of sugar by setting a punitive tariff on all sugar imported for domestic consumption that exceeds the determined permitted imported quantity and is designed to make the importation of the excess sugar uneconomical. To the extent the Company sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar. The tariff-rate quota for sugar to be allowed entry into the United States during the year ending September 30, 1997 is 2,339,000 STRV.

  The Act imposes a marketing assessment fee, which was increased to 24.8 cents per hundred pounds of raw cane sugar and 26.5 cents per hundred pounds of refined beet sugar, that is paid to the CCC by the processor. This fee is applicable to all refined beet sugar produced from domestically grown sugarbeets and all raw sugar produced from domestically grown sugar cane.

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

EMPLOYEES

  As of March 31, 1997, the Company employed approximately 1,700 year-round employees. In fiscal 1997, the Company employed an additional approximately 2,500 seasonal employees during the sugarbeet processing seasons when beet sugar factories are operating around-the-clock.

  The Company's cane refinery and distribution employees are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO under a three-year contract which expires October 5, 1997. The Company's beet sugar factory operating personnel are represented by the Distillery, Wine and Allied Workers International Division of the United Food and Commercial Workers International Union, AFL-CIO at the California factories and by the American Federation of Grain Millers International Union, AFL-CIO at the Montana, Wyoming and Texas factories. The Distillery, Wine and Allied Workers International Union contract expires March 1, 1998. The American Federation of Grain Millers International Union contract expires April 30, 1999.

  Certain employees of the Company's Cool, California quarry are represented by the International Union of Operating Engineers, AFL-CIO under a three-year contract expiring July 31, 1998.

  Maintenance and repair employees at the Galveston, Texas facility are represented by the South Atlantic and Gulf Coast District of the International Longshoremen's Association under a three-year contract that expires September 30, 1998.

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

  Each of the Company's manufacturing locations is permitted for the disposal of waste materials and the monitoring of air and water quality. Additional testing requirements and more stringent permit limitations have resulted in increasing environmental costs, and the Company expects the cost of compliance to continue to increase.

  Imperial's Sugar Land refinery is permitted to discharge waste water for treatment to the Sugar Land Regional Sewage System. Imperial's discharge of this waste water to the publicly owned treatment facility has become subject to more restrictive limitations, which will require capital expenditures of approximately $0.5 million in fiscal 1998.

  Waste water odor control is being addressed at Holly's Tracy, California and Spreckels' facilities at Mendota, California and Woodland, California. The soil and ground water at Spreckels' Mendota, California facility have high concentrations of salts. Spreckels has developed a prevention plan to install a clay cap on the areas of concern and to treat the affected ground water. This plan will be accomplished over a 20 to 30 year period with an expected annual cost ranging from $40,000 to $120,000. The Company has recorded a liability for the estimated costs of this project. Holly's Torrington facility has made significant operational modifications in order to meet more restrictive state solid waste and groundwater regulations.

  The Clean Air Act Amendment of 1990 ("CAAA") are expected to require substantial capital expenditures, increased operational costs, and increased emissions and permitting fees over the next ten years. Each State's Implementation Plan will define permit parameters, monitoring requirements and reporting criteria as directed by the CAAA Title V permitting process. To date, application for Title V permits have been required at Holly's Wyoming and California factories. Applications for these permits have been filed. The Company will not be able to estimate compliance costs until the final regulations are issued and permits are obtained.

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

                                                             APPROXIMATE DAILY
                                                              SLICING CAPACITY
BEET SUGAR FACTORIES                                        (TONS OF SUGARBEETS)
--------------------                                        --------------------
Brawley, California........................................         8,200
Mendota, California (Spreckels)............................         4,200
Tracy, California..........................................         5,000
Woodland, California (Spreckels)...........................         4,000
Sidney, Montana............................................         5,400
Hereford, Texas............................................         7,700
Torrington, Wyoming........................................         5,600
Worland, Wyoming...........................................         3,600
                                                                   ------
Total......................................................        43,700
                                                                   ======

  In June 1996, the Company ceased sugarbeet processing at Holly's Hamilton City, California factory. Holly operates ion exclusion facilities at its Hereford, Texas and Mendota, California factories, and a Steffens extraction process at its Woodland, California factory. These processes increase each factory's refined sugar production capacity without an increase in beet slicing capacity by extracting sugar from molasses, a by-product of the beet sugar production process.

  Holly participates in a venture with the sugarbeet growers' associations representing the sugarbeet growers supplying Holly's Rocky Mountain factories which significantly increased the refined sugar storage capacity available at Holly's Sidney factory by the construction of additional silos during fiscal 1996. The additional silos, built on land leased by Holly to the venture, are owned by the venture and leased to Holly.

  The Company's principal executive offices occupy approximately 64,500 square feet of office space in an office complex owned by the Company near the Sugar Land refinery. The office complex is located on nine acres owned by the Company. Holly currently leases approximately 3,897 square feet of office space for administrative offices in Colorado Springs, Colorado. As part of the Company's strategy to consolidate corporate functions in Sugar Land, in fiscal 1997 Holly negotiated a novation agreement with the landlord and was released from liability for the remainder of the Colorado Springs administrative office space. Holly has subleased, until the termination of the base lease, the Research and Development Center in Colorado Springs to a third party as part of the Company's consolidation efforts. Each of the leases in Colorado Springs expire in 2005.

  Spreckels leases 22,000 square feet of office space in Pleasanton, California. The Company closed the Pleasanton office and has subleased the space through the term of the lease, which terminates in 2003. Spreckels leases a 90,000 square foot raw sugar warehouse in Stockton, California under a lease which terminates June 30, 1998.

  Imperial's wharf and warehouse facilities in Galveston are located on property leased from the Port of Galveston under a lease which expires in 2013. The Company owns the raw sugar discharging equipment located at this facility.

  The Company owns approximately 250 acres of land near its refinery and approximately 10,800 acres of land at the various beet sugar factory sites. Most of this acreage is used for the factories, settling ponds and as buffers from nearby communities. The remainder of the land is leased as farm and pasture land. Holly also owns approximately 100 acres of land, an agricultural research facility and a sugarbeet seed processing facility at Sheridan, Wyoming. Holly owns a 50% interest in The Bighorn Limestone Company, the owner of a limestone quarry in Warren, Montana. Limestone Products Company, Inc., a subsidiary of Holly, is the owner of a limestone quarry at Cool, California.

  Holly has a 43% limited partnership interest in a partnership which owns the site of a former beet sugar production facility in Moses Lake, Washington. The partnership is constructing a beet processing facility on the 1,400 acre site which is scheduled for commissioning in 1998.

ITEM 3. LEGAL PROCEEDINGS.

  Spreckels Industries, Inc. (the "Seller") sued the Company claiming the purchase price paid for Spreckels Sugar Company and Limestone Products Company was not properly calculated. The Company and the Seller have settled this dispute and the litigation was dismissed in May 1997. See Note 2 to the Consolidated Financial Statements for further discussion of the Spreckels acquisition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive officers of the Company are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of the
Company:

 NAME                               AGE*                POSITIONS
 ----                               ----                ---------
 James C. Kempner.................   57  President, Chief Executive Officer and
                                          Chief Financial Officer
 Peter C. Carrothers..............   57  Managing Director
 Douglas W. Ehrenkranz............   39  Managing Director
 Roger W. Hill....................   57  Managing Director and President and
                                          Chief Executive Officer of Holly
 John A. Richmond.................   50  Managing Director
 William F. Schwer................   49  Managing Director, Secretary and
                                          General Counsel
 Brian T. Harrison................   41  Vice President--Operations Development
 Roy E. Henderson.................   58  Vice President--Administration
 Calvin K. Jones..................   51  Vice President--Agriculture
 Raymond Knecht...................   49  Vice President--Cane Operations
 H. P. Mechler....................   43  Vice President--Accounting
 Karen L. Mercer..................   35  Vice President and Treasurer
 Roy F. Silva.....................   57  Vice President--Product Development
 Robert W. Strickland.............   50  Vice President--Beet Operations
 Alan K. Lebsock..................   44  Controller

--------
* As of June 2, 1997.

  Except as set forth below, executive officers have held their present offices for at least the past five years. Positions, unless specified otherwise, are with the Company.

  Mr. James C. Kempner became President and Chief Executive Officer in 1993 and has been Chief Financial Officer since 1988. In 1994, Mr. Kempner became President and Chief Executive Officer of Imperial. Mr. Kempner served as Executive Vice President from 1988 to 1993.

  Mr. Carrothers became a Managing Director in October 1995 and had been Senior Vice President-Operations since March 1995. Mr. Carrothers joined the Company as Senior Vice President--Logistics in May 1994. From 1990 until joining the Company, he was Vice President--Logistics of PepsiCo Foods International and had served in various other capacities with Frito Lay, Inc., a subsidiary of PepsiCo, since 1973.

  Mr. Ehrenkranz became a Managing Director in April 1997 and had been Vice President--Sales & Marketing since September 1995. Prior thereto, Mr. Ehrenkranz had been Director of Sales, Planning & Marketing-Development since joining the Company in April 1995. Prior to joining the Company, Mr. Ehrenkranz was Marketing Manager with PepsiCo's Taco Bell subsidiary from 1993 to 1994 and served in various positions at Procter & Gamble from 1979. His last position at Procter & Gamble before joining PepsiCo was Category Sales Manager for Folgers Coffee.

  Mr. Hill was named a Managing Director in October 1995 and had been Executive Vice President since 1988. Mr. Hill also has been President and Chief Executive Officer of Holly since 1988. Mr. Hill joined Holly in 1963 and served in various capacities, including Vice President--Agriculture and Executive Vice President.

  Mr. Richmond became a Managing Director in April 1997 and was named Vice President--Operations in October 1995. Mr. Richmond has been Senior Vice President and General Manager, Beet Sugar Operations, of Holly since 1993. Mr. Richmond was Senior Vice President and General Manager--Eastern Division of Holly from June 1992 to 1993; Vice President and General Manager--Eastern Division of Holly from December 1991 to June 1992; Vice President and Operations Manager--Eastern Division from September 1990 to December 1991; Vice President, Technical Services and Assistant Operations Manager--Eastern Division from July 1989 to September 1990; and Vice President, Technical Services from December 1982 to July 1989. Mr. Richmond joined Holly in 1973.

  Mr. Schwer became a Managing Director in October 1995 and was named Senior Vice President, Secretary and General Counsel of the Company in 1993. Mr. Schwer had been Vice President, Secretary and General Counsel since 1989. He joined Holly as Assistant General Counsel in 1988.

  Mr. Harrison became Vice President--Operations Development in November 1996. Previously he was Vice President--Refinery Operations from 1993 to 1996. He was Refinery Manager of Imperial from 1991 to 1992 and has served in various other capacities since he joined the Company in 1980.

  Mr. Henderson has been Vice President--Administration since 1994. From 1981 until 1994, he was Vice President and Treasurer, and has been an employee of the Company since 1967.

  Mr. Jones was named Vice President--Agriculture in April 1997 and had been Vice President--Commodities since 1985. Mr. Jones has served in various positions with Holly since joining in 1969.

  Mr. Raymond Knecht has been Vice President--Cane Operations since November 1996. Prior to joining the Company he was employed by Refined Sugar Incorporated as Vice President--Operations from 1993 to 1996 and he held the same position with C & H Sugar from 1986 to 1993.

  Mr. Mechler became Vice President--Accounting in April 1997. Mr. Mechler had been Controller since joining the Company in 1988.

  Ms. Mercer became Vice President and Treasurer in April 1997. Ms. Mercer became Treasurer in 1994 and has been an employee of the Company since 1993. Prior to joining the Company she was employed by First City, Texas--Houston, National Association from 1988 to February 1993 and Texas Commerce Bank, National Association from February 1993 to September 1993. The last position she held at Texas Commerce Bank was Vice President--Commercial Lending.

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

  Mr. Lebsock became Controller in April 1997 and has been Controller for Holly since October 1990. From October 1984 to September 1990, he was Assistant Controller for Holly. Mr. Lebsock joined Holly in 1974.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

  The Company's Common Stock is traded on the American Stock Exchange. At June 2, 1997 there were 906 shareholders of record of the Common Stock. The following table sets forth the high and low sales price per share of Common Stock, as quoted by the American Stock Exchange, and cash dividends declared during the last eight fiscal quarters.

                                                           SALES PRICE
                                                          -------------   CASH
                      THREE MONTHS ENDED                   HIGH   LOW   DIVIDEND
                      ------------------                  ------ ------ --------
      June 30, 1995...................................... $ 9.50 $ 8.69  $0.04
      September 30, 1995.................................   9.19   7.88     --
      December 31, 1995..................................   8.38   5.25     --
      March 31, 1996.....................................   9.63   5.38     --
      June 30, 1996......................................  12.50   7.50     --
      September 30, 1996.................................  16.75  11.25     --
      December 31, 1996..................................  16.00  14.50     --
      March 31, 1997.....................................  15.38  10.50     --

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last five years is as follows (in thousands of dollars, except per share data):

                                      YEAR ENDED MARCH 31,
                          --------------------------------------------------
                          1997(3)    1996         1995      1994      1993
                          -------- --------     --------  --------  --------
FOR THE PERIOD:
---------------
Net Sales...............  $752,595 $616,450     $586,925  $655,498  $647,825
Operating Income (Loss).    28,423   (2,431)      (2,091)   (4,566)    7,139
Income (Loss) Before Ex-
 traordinary Item.......    11,518   (3,218)      (5,365)   (7,965)      123
Extraordinary Item......        --      604 (2)       --        --    (3,509)(1)
Net Income (Loss).......    11,518   (2,614)      (5,365)   (7,965)   (3,386)
PER SHARE DATA:
---------------
Income (Loss) Before Ex-
 traordinary Item.......  $   0.92 $  (0.31)    $  (0.52) $   0.78      0.01
Extraordinary Item......        --     0.06 (2)       --        --     (0.34)(1)
Net Income (Loss).......      0.92    (0.25)       (0.52)    (0.78)    (0.33)
Cash Dividends Declared.        --      .04          .16       .32       .36
AT PERIOD END:
--------------
Total Assets............  $449,933 $325,319     $374,124  $393,660  $398,202
Long-Term Debt--Net.....    90,619   89,800      100,010   100,044   108,181
Total Shareholders' Eq-
 uity...................   176,956  111,043      109,977   114,737   122,462

--------
(1) In fiscal 1993 the Company paid a make-whole premium in connection with the prepayment of a series of senior notes and recorded the charge, net of tax, as an extraordinary item.

(2) See Note 6 to the Consolidated Financial Statements.

(3) Includes the results of Spreckels since April 19, 1996, as discussed in
    Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

  The Company completed the Spreckels acquisition in April 1996, and funded the $35.3 million cash purchase price from short-term borrowings under the Company's bank credit lines. In August 1996, the Company sold 3.8 million shares of common stock in a private placement to Greencore Group plc for $49.8 million, and the proceeds were used initially to reduce short-term debt. The Company has announced a $35 million capital program, much of which is expected to be completed in fiscal 1998, and expects to fund such expenditures from cash generated from operations and existing bank borrowing agreements. Major projects in the program include an $11 million expansion of the Sidney, Montana factory, as well as the addition of bulk sugar storage and high speed packaging equipment at the Sugar Land refinery with costs totaling $16 million.

  The Company has an $110 million committed bank line of credit expiring in June 1998, as well as uncommitted bank lines which aggregate $55 million as described in Note 5 to the Consolidated Financial Statements. Loans outstanding under these bank lines total $8.7 million at March 31, 1997. Working capital financing is provided by a combination of trade credit and borrowings. In addition to the bank lines of credit, short-term inventory financing is available to the Company's beet sugar operations in the form of secured borrowings from the CCC under the USDA price support program. CCC loans may be recourse or non-recourse depending upon certain regulatory matters. See "Business--Sugar Legislation and Other Market Factors." Management believes that existing internal and external sources of liquidity are adequate to meet financing needs.

  Working capital increased $52.2 million to $133.9 million at March 31, 1997 and includes marketable securities which are recorded at a market value of $49.0 million, $20.0 million in excess of cost. The increase in working capital items during fiscal 1997 resulted primarily from the Spreckels acquisition and the return of refined inventory to more normal levels, after the reductions in fiscal 1996 resulting from the smaller than expected sugarbeet crop that year. The Company's current ratio was 1.9:1.0 at March 31, 1997.

  The Company, as a 43% limited partner, and a Washington sugarbeet growers cooperative, as the 57% general partner, have formed a partnership which is building a new sugarbeet factory in Moses Lake, Washington. The Company has made capital contributions and advances in the form of subordinated loans to the partnership of $3 million and has contributed certain surplus production equipment. The general partner has made capital contributions to the partnership of $6 million and has contributed certain surplus equipment from an abandoned sugar beet processing facility. Additionally, the Company and the cooperative may be required to make further subordinated loans of up to $1.7 million each, depending upon final construction costs. The remainder of the $118 million projected cash construction budget is expected to be financed by loans to the general partner who will in turn advance such funds to the partnership.

  In fiscal 1996, the Company entered into a venture with the sugarbeet growers associations representing the growers supplying Holly's Rocky Mountain factories which built additional bulk refined sugar storage silos at Holly's Sidney, Montana factory. The additional silos are owned by the venture and are financed largely by the venture's non-recourse, term bank debt.

  In 1997 and 1996 the Company purchased and retired $0.3 million and $10.2 million principal amount, respectively, of its 8 3/8% senior notes due 1999. The Company purchased and retired an additional $8.3 million principal amount of the notes in April 1997. The remaining notes, with an aggregate principal amount of $81.2 million, require semi-annual interest only payments prior to maturity. Long-term debt at March 31, 1997 was approximately 34% of total long-term debt plus shareholders' equity. Shareholders' equity was $177.0 million at March 31, 1997, approximately 40% of total assets.

  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for both interim and annual periods ending after December 15, 1997. The Company's current EPS calculation conforms to basic EPS. Diluted EPS as defined by SFAS No. 128 is not expected to be materially different from basic EPS.

RESULTS OF OPERATIONS

 Industry Environment

  The Company's results of operations are substantially dependent on market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy, that the Company is unable to predict. Certain segments of the beet sugar industry in the recent past have expanded sugarbeet acreage at rates exceeding the rate of growth in the demand for refined sugar, which along with large crop yields, put downward pressure on refined sugar prices. Smaller sugar beet crops in the fall of 1995 and 1996 have increased refined sugar prices. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar, affecting the supply and cost of raw material available to the Company's Imperial Sugar refinery. See "Business--Sugar Legislation and Other Market Factors" and "--Competition".

  Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing. See "Business--Raw Materials and Processing Requirements".

 Year Ended March 31, 1997 versus 1996

  Net sales increased $136.1 million or 22.1% in fiscal 1997 as a result of almost equal contributions from higher sugar sales prices and volumes, as well as higher beet pulp sales prices. Sugar sales prices increased as a result of smaller than usual sugar beet crops in the fall of 1995 and 1996. A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 and extend for up to one year. As a result, changes in the Company's realized sales prices tend to lag market price changes. To mitigate its exposure to future price changes, the Company enters into forward purchase contracts for raw cane sugar and utilizes a participatory sugarbeet purchase contract described below. See "Business--Raw Materials and Processing Requirements". Increases in cane sugar sales volumes and the additional volumes attributable to the Spreckels acquisition more than offset lower sales by Holly resulting from lower refined sugar inventories in the first half of the fiscal year. Beet pulp prices began increasing late in fiscal 1996 as a result of higher feed grain prices and returned to more normal levels in the latter part of fiscal 1997.

  Cost of sales increased $103.0 million or 18.3% and gross margin improved to 11.7% of sales in fiscal 1997 from 8.9% in fiscal 1996. Unit sugar sales margins improved as reductions in cane sugar unit manufacturing costs resulting from increased volumes and reductions in raw cane sugar costs offset higher energy costs and higher beet sugar manufacturing costs owing to reduced throughput at three of the Company's beet sugar factories. Additionally, winter flooding disrupted rail service in Northern California requiring the diversion of harvested beets in Oregon and Washington to the Company's Sidney, Montana factory. The delays in processing these, as well as the Sidney beets affected beet quality and impacted processing, reducing sugar recovery and increasing costs several million dollars. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risk. The increase in sales prices for beet sugar resulted in an increase in cost of sugar beets under the participatory contracts.

  In recent years the Company has experienced reductions in the availability of acreage planted in sugarbeets supplying its Hereford, Texas, Torrington, Wyoming and Northern California factories, resulting in reduced throughput and corresponding increases in unit manufacturing costs. Sugarbeet acreage supplying each of these factories is expected to increase in fiscal 1998, although acreage is expected to remain below the Company's targeted levels. The Company has processed raw cane sugar at some of these factories, which increases throughput and lowers unit fixed manufacturing costs.

  Selling, general and administrative expenses increased $4.5 million resulting from increases in volume related selling and distribution costs and incentive compensation as well as increases in administrative costs associated with Spreckels' Pleasanton, California office which was closed in the Company's second fiscal quarter.

  Interest expense--net, increased primarily due to higher average short-term borrowings. Other income--net includes losses on asset dispositions of approximately $700,000 in 1997 and gains of $400,000 in 1996.

  Realized gains on marketable securities decreased $5.0 million in fiscal 1997; net unrealized gains which have not been recognized in the Company's results of operations increased $6.2 million and are detailed in Note 3 to the Consolidated Financial Statements. The components of income tax expense and its relationship to statutory rates are detailed in Note 7 to the Consolidated Financial Statements.

 Year Ended March 31, 1996 versus 1995

  Net sales increased $29.5 million or 5.0% in fiscal 1996 resulting from increases in both sugar sales volumes and average sales prices. Average sales prices of refined sugar increased modestly during fiscal 1996. Spot prices began strengthening in the second-half of the fiscal year as a result of the smaller domestic sugarbeet crop. By-product sales revenues were virtually unchanged as lower volumes offset the impact of higher prices. Prices began rising significantly late in the fiscal year as a result of high feed grain prices.

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

  Interest expense for fiscal 1996 was lower than fiscal 1995 as lower balances of both short and long-term borrowings were partially offset by higher short-term interest rates and a lower earnings credit from the interest rate swap described in Note 6 to the Consolidated Financial Statements. The interest rate swap, which was entered into to effectively convert a portion of the Company's fixed rate debt to a floating rate basis and has provided positive cash flow for each period during its term, expired in October 1996.

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

  Unaudited quarterly financial data for the last two fiscal years is as follows (in thousands of dollars, except per share amounts):

                                                                               PER SHARE
                                                                     -------------------------------
                                                  INCOME (LOSS)         INCOME (LOSS)
                                              ---------------------  --------------------
                                                 BEFORE       NET       BEFORE      NET
                               NET     GROSS  EXTRAORDINARY INCOME   EXTRAORDINARY INCOME    CASH
                              SALES   MARGIN      ITEM      (LOSS)       ITEM      (LOSS)  DIVIDENDS
                             -------- ------- ------------- -------  ------------- ------  ---------
Fiscal 1997(1):
  June 30, 1996............. $179,905 $24,268    $ 4,149    $ 4,149     $ 0.40     $ 0.40       --
  September 30, 1996........  214,050  22,121      2,928      2,928       0.25       0.25       --
  December 31, 1996.........  189,935  19,334      1,496      1,496       0.11       0.11       --
  March 31, 1997............  168,705  22,026      2,945      2,945       0.21       0.21       --
Fiscal 1996:
  June 30, 1995............. $148,824 $14,517    $   766    $ 1,146     $ 0.07     $ 0.11    $0.04
  September 30, 1995........  165,786  13,958     (1,530)    (1,530)     (0.15)     (0.15)      --
  December 31, 1995(2)........171,569..13,760       (419)      (195)     (0.04)     (0.02)      --
  March 31, 1996(3)...........130,271..12,337     (2,035)    (2,035)     (0.20)     (0.20)      --

--------
(1) Includes the results of Spreckels Sugar Company since April 19, 1996. See
    Note 2 to the Consolidated Financial Statements.
(2) Results of operations for the third quarter of fiscal 1996 include a pre-tax charge of $475,000 related to the cost of a work force reduction as discussed in Note 11 to the Consolidated Financial Statements.
(3) Results of operations for the fourth quarter of fiscal 1996 include a pre-tax charge of $1,750,000 related to costs associated with the closure of the Company's Hamilton City, California factory as discussed in Note 11 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information set forth under the captions "Election of Directors-- Nominees", "--Continuing Directors" and "--Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements.

                                   ITEM                                     PAGE
                                   ----                                     ----
Independent Auditors' Report..............................................  F-1
Consolidated Balance Sheets at March 31, 1997 and 1996....................  F-2
Consolidated Statements of Income for the years ended March 31, 1997, 1996 and 1995.................................................................  F-3
Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995......................................  F-4
Consolidated Statements of Cash Flows for the years ended March 31, 1997,
 1996 and 1995............................................................  F-5
Notes to Consolidated Financial Statements................................  F-6

  (a)(2) Financial Statement Schedules.

  All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

  (a)(3) Exhibits.

  Asterisk indicates exhibit previously filed with the Commission and incorporated herein by reference as indicated.

  *3(a)    --Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement
            on Form S-4 (Registration No. 33-20959)).
  *3(b)    --Articles of Amendment to Restated Articles of Incorporation
            (incorporated by reference to Exhibit 3.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1990
            (File No. 1-10307)).
  *3(c)    --Statement of Resolution establishing Series of Shares designated
            Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form
            10-K for the year ended March 31, 1990 (File No. 1-10307) (the
            "1990 Form 10-K")).
  *3(d)    --Statement of Resolution increasing number of shares designated
            Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1990 (File No. 1-10307)).
  *3(e)(1) --Rights Agreement dated as of September 14, 1989 between the
            Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K
            dated September 21, 1989 (File No. 1-10307)).
  *3(e)(2) --Amendment to Rights Agreement dated as of January 27, 1995
            (incorporated by reference to Exhibit 1 to the Company's Current
            Report on Form 8-K dated January 27, 1995 (File No. 1-10307)).
  *3(f)    --By-Laws of the Company (incorporated by reference to Exhibit 3(b)
            to the Company's Annual Report on Form 10-K for the year ended
            March 31, 1989 (File No. 0-16674) (the "1989 Form 10-K")).
  *3(g)(1) --Investor Agreement dated August 29, 1996 by and among the Company,
            Greencore Group plc and Earlsfort Holdings B.V. (incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-
            K dated September 5, 1996 (File No. 1-10307) (the "September 5,
            1996 Form 8-K")).

   *3(g)(2) --Registration Rights Agreement dated August 29, 1996 by and among the Company, Greencore Group plc and Earlsfort Holdings B.V.
             (incorporated by reference to Exhibit 4.2 to the September 5, 1996
             Form 8-K).
   *4(a)(1) --Credit Agreement dated as of June 10, 1993 among the Company, the signatory banks thereto and Harris Trust and Savings Bank, as
             Agent (incorporated by reference to Exhibit 4(b) to the Company's
             Annual Report on Form 10-K for the year ended March 31, 1993 (File
             No. 1-10307) (the "1993 Form 10-K")).
   *4(a)(2) --First Amendment to Credit Agreement dated December 1, 1993
             (incorporated by reference to Exhibit 4(a)(2) to the Company's
             Annual Report on Form 10-K for the year ended March 31, 1994 (File
             No. 1-10307) (the "1994 Form 10-K")).
   *4(a)(3) --Second Amendment to Credit Agreement and First Amendment to Notes
             dated March 4, 1994 (incorporated by reference to Exhibit 4(a)(3)
             to the 1994 Form 10-K).
   *4(a)(4) --Third Amendment to Credit Agreement dated July 13, 1994
             (incorporated by reference to Exhibit 4 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1994 (File No.
             1-10307)).
   *4(a)(5) --Fourth Amendment to Credit Agreement dated April 28, 1995
             (incorporated by reference to Exhibit 4(a)(5) to the Company's
             Annual Report on Form 10-K for the year ended March 31, 1995 (File
             No. 1-10307)).
   *4(a)(6) --Fifth Amendment to Credit Agreement dated June 28, 1996
             (incorporated by reference to Exhibit 4.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
             (File No. 1-10307)).
   *4(b)    --Indenture dated as of October 15, 1992 by and between the Company and Texas Commerce Bank National Association, as Trustee, relating to the Company's 8-3/8% Senior Notes due 1999 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1992 (File 1-10307)).
             The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
             Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.
             Exhibits 10(a) through 10(l) relate to management contracts or compensatory plans.
   10(a)    --Imperial Holly Corporation Stock Incentive Plan (as amended and restated effective May 1, 1997).
  *10(b)    --Specimen of the Company's Employment Agreement for certain of its officers (incorporated by reference to Exhibit 10.1 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1990 (File No. 1-10307)(the "September 1990 Form 10-
             Q")).
  *10(b)(2) --Specimen of the Company's Amendment to Employment Agreement for
             certain of its officers (incorporated by reference to Exhibit
             10(c)(2) to the 1994 Form 10-K).
  *10(b)(3) --Schedule of Employment Agreements (incorporated by referenced to
             Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended September 30, 1994 (File No. 1-10307) (the
             September 1994 Form 10-Q")).
  *10(c)    --Specimen of the Company's Severance Pay Agreements for certain of its officers (incorporated by reference to Exhibit 10.2 to the
             September 1990 Form 10-Q).
  *10(d)(1) --Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (incorporated by reference to Exhibit 10(b)(1) to the September 1994 Form 10-Q).
  *10(d)(2) --Specimen of the Company's Salary Continuation Agreement (Fully
             Vested) (incorporated by reference to Exhibit 10(b)(2) to the
             September 1994 Form 10-Q).

  *10(d)(3) --Specimen of the Company's Salary Continuation Agreement
             (Graduated Vesting) (incorporated by reference to Exhibit 10(b)(3)
             to the September 1994 Form 10-Q).
  *10(d)(4) --Schedule of Salary Continuation Agreements (incorporated by reference to Exhibit 10(d)(4) to the Company's Annual Report on
             Form 10-K for the year ended March 31, 1996 (File No. 1-10307)
             (the "1996 Form 10-K")).
  *10(e)(1) --Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (incorporated by reference to Exhibit 10(c)(1) to the September 1994 Form 10-Q).
  *10(e)(2) --Specimen of the Company's Benefit Restoration Agreement (Fully
             Vested) (incorporated by reference to Exhibit 10(c)(2) to the
             September 1994 Form 10-Q).
  *10(e)(3) --Specimen of the Company's Benefit Restoration Agreement
             (Graduated Vesting) (incorporated by reference to Exhibit 10(c)(3)
             to the September 1994 Form 10-Q).
   10(e)(4) --Schedule of Benefit Restoration Agreements.
  *10(f)(1) --Imperial Holly Corporation Executive Benefits Trust (incorporated by reference to Exhibit 10.5 to the September 1990 Form 10-Q).
  *10(f)(2) --First Amendment to the Company's Executive Benefits Trust dated
             June 4, 1991 (incorporated by reference to Exhibit 10(g)(2) to the
             1994 Form 10-K).
  *10(g)    --Imperial Holly Corporation 1989 Nonemployee Director Stock Option
             Plan (incorporated by reference to Exhibit A to the Company's
             Proxy Statement dated June 16, 1989 for the 1989 Annual Meeting of
             Shareholders, File No. 0-16674).
  *10(h)    --Imperial Holly Corporation Retirement Plan For Nonemployee
             Directors (incorporated by reference to Exhibit 10(j) to the 1994
             Form 10-K).
  *10(i)(1) --Specimen of the Company's Change of Control Agreement
             (incorporated by reference to Exhibit 10(d)(1) to the September
             1994 Form 10-Q).
   10(i)(2) --Schedule of Change of Control Agreements.
  *10(j)    --Independent Consultant Agreement between I. H. Kempner III and the Company (incorporated by reference to Exhibit 10(k) to the
             1996 Form 10-K).
   10(k)    --Specimen of the Company's Restricted Stock Agreement with certain of its officers.
   10(l)    --Schedule of Restricted Stock Agreements.
  *10(m)    --Agreement of Limited Partnership of ChartCo Terminal, L.P.
             (incorporated by reference to Exhibit 10(j) to the 1990 Form 10-
             K).
   11       --Computation of Income Per Common Share.
   21       --Subsidiaries of the Company.
   23       --Independent Auditors' Consent

  (b) Reports on Form 8-K.

  No reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON JUNE 10, 1997.

                                          Imperial Holly Corporation

                                                 /s/ James C. Kempner
                                          By___________________________________
                                                     James C. Kempner
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JUNE 10, 1997.

                 SIGNATURE                                   CAPACITY
                 ---------                                   --------
         /s/ James C. Kempner
-------------------------------------------
             James C. Kempner               President, Chief Executive Officer, Chief
                                             Financial Officer and Director (Principal
                                             Executive Officer and Principal Financial
                                             Officer)
           /s/ H. P. Mechler
-------------------------------------------
               H. P. Mechler                Controller (Principal Accounting Officer)
        /s/ I. H. Kempner, III
-------------------------------------------
            I. H. Kempner, III              Chairman of the Board of Directors
        /s/ John D. Curtin, Jr.
-------------------------------------------
            John D. Curtin, Jr.             Director
          /s/ David J. Dilger
-------------------------------------------
              David J. Dilger               Director
         /s/ Edward O. Gaylord
-------------------------------------------
             Edward O. Gaylord              Director
         /s/ Gerald Grinstein
-------------------------------------------
             Gerald Grinstein               Director
          /s/ Ann O. Hamilton
-------------------------------------------
              Ann O. Hamilton               Director
           /s/ Roger W. Hill
-------------------------------------------
               Roger W. Hill                Director

                 SIGNATURE                                   CAPACITY
                 ---------                                   --------
      /s/ Harris L. Kempner, Jr.
-------------------------------------------
          Harris L. Kempner, Jr.            Director
          /s/ Henry E. Lentz
-------------------------------------------
              Henry E. Lentz                Director
        /s/ Robert L. K. Lynch
-------------------------------------------
            Robert L. K. Lynch              Director
        /s/ Kevin C. O'Sullivan
-------------------------------------------
            Kevin C. O'Sullivan             Director
           /s/ Fayez Sarofim
-------------------------------------------
               Fayez Sarofim                Director
         /s/ Daniel K. Thorne
-------------------------------------------
             Daniel K. Thorne               Director

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imperial Holly Corporation and subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche llp

Houston, Texas
May 30, 1997

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,
                                                              -----------------
                                                                1997     1996
                           ASSETS                             -------- --------
                                                              (IN THOUSANDS OF
                                                                  DOLLARS)
CURRENT ASSETS:
  Cash and temporary investments............................. $  7,719 $  1,930
  Marketable securities......................................   48,963   37,373
  Accounts receivable--trade.................................   52,157   37,251
  Income tax receivable......................................    3,400    1,485
  Inventories:
    Finished products........................................  119,206   61,702
    Raw and in-process materials.............................   12,428   15,929
    Supplies.................................................   16,392   12,124
  Manufacturing costs prior to production....................   20,888   12,476
  Prepaid expenses...........................................    3,994    3,260
                                                              -------- --------
      Total current assets...................................  285,147  183,530
NOTES RECEIVABLE.............................................    1,168    1,195
OTHER INVESTMENTS............................................   11,949    6,702
PROPERTY, PLANT AND EQUIPMENT--Net...........................  146,402  124,103
OTHER ASSETS.................................................    5,267    9,789
                                                              -------- --------
      TOTAL.................................................. $449,933 $325,319
                                                              ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable--trade.................................... $ 42,492 $ 37,937
  Short-term borrowings......................................   62,470   31,839
  Current maturities of long-term debt.......................    1,017        8
  Deferred income taxes--net.................................   16,256    8,248
  Other current liabilities..................................   29,006   23,772
                                                              -------- --------
      Total current liabilities..............................  151,241  101,804
                                                              -------- --------
LONG-TERM DEBT--Net of current maturities....................   90,619   89,800
DEFERRED INCOME TAXES--Net...................................   21,453   21,320
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS.................    9,664    1,352
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
  Preferred stock, without par value, issuable in series;
   5,000,000 shares authorized, none issued..................       --       --
  Common stock, without par value; 50,000,000 shares
   authorized, 14,158,195 and 10,312,507 shares issued and
   outstanding at March 31, 1997 and 1996, respectively......   82,620   32,276
  Retained earnings..........................................   81,347   69,829
  Unrealized securities gains--net of income taxes...........   12,989    8,938
                                                              -------- --------
    Total shareholders' equity...............................  176,956  111,043
                                                              -------- --------
      TOTAL.................................................. $449,933 $325,319
                                                              ======== ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED MARCH 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
                                               (IN THOUSANDS OF DOLLARS,
                                               EXCEPT PER SHARE AMOUNTS)
NET SALES.................................. $  752,595  $  616,450  $  586,925
                                            ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of sales............................    664,846     561,878     532,423
  Selling, general and administrative......     59,326      54,778      56,593
  Restructuring charges (Note 11)..........         --       2,225          --
                                            ----------  ----------  ----------
    Total..................................    724,172     618,881     589,016
                                            ----------  ----------  ----------
OPERATING INCOME (LOSS)....................     28,423      (2,431)     (2,091)
INTEREST EXPENSE--Net......................    (12,430)    (11,207)    (11,426)
REALIZED SECURITIES GAINS--Net.............        426       5,389       1,649
OTHER INCOME--Net..........................      1,269       3,173       3,219
                                            ----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM........................     17,688      (5,076)     (8,649)
PROVISION (CREDIT) FOR INCOME TAXES........      6,170      (1,858)     (3,284)
                                            ----------  ----------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....     11,518      (3,218)     (5,365)
EXTRAORDINARY ITEM--Net of tax of $325
 (Note 6)..................................         --         604          --
                                            ----------  ----------  ----------
NET INCOME (LOSS).......................... $   11,518  $   (2,614) $   (5,365)
                                            ==========  ==========  ==========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Income (loss) before extraordinary item.. $     0.92  $    (0.31) $    (0.52)
  Extraordinary item--Net..................         --        0.06          --
                                            ----------  ----------  ----------
  Net income (loss)........................ $     0.92  $    (0.25)      (0.52)
                                            ==========  ==========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING........ 12,576,489  10,300,487  10,266,229
                                            ==========  ==========  ==========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             COMMON STOCK              UNREALIZED  PENSION
                          ------------------ RETAINED  SECURITIES LIABILITY
                            SHARES   AMOUNT  EARNINGS    GAINS    ADJUSTMENT  TOTAL
                          ---------- ------- --------  ---------- ---------- --------
                                     (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
BALANCE, APRIL 1, 1994..  10,252,959 $31,780 $ 79,862   $ 3,804     $(709)   $114,737
  Net loss..............          --      --   (5,365)       --        --      (5,365)
  Cash dividend ($.16
   per share)...........          --      --   (1,643)       --        --      (1,643)
  Exercise of stock
   options..............       7,582      66       --        --        --          66
  Employee stock
   purchase plan........      22,904     200       --        --        --         200
  Change in unrealized
   securities gains--
   net..................          --      --       --     1,831        --       1,831
  Pension liability
   adjustment...........          --      --       --        --       151         151
                          ---------- ------- --------   -------     -----    --------
BALANCE, MARCH 31, 1995.  10,283,445  32,046   72,854     5,635      (558)    109,977
  Net loss..............          --      --   (2,614)       --        --      (2,614)
  Cash dividends ($.04
   per share)...........          --      --     (411)       --        --        (411)
  Exercise of stock
   options..............      11,445      85       --        --        --          85
  Employee stock
   purhcase plan........      17,617     145       --        --        --         145
  Change in unrealized
   securities gains--
   net..................          --      --       --     3,303        --       3,303
  Pension liability
   adjustment...........          --      --       --        --       558         558
                          ---------- ------- --------   -------     -----    --------
BALANCE, MARCH 31, 1996.  10,312,507  32,276   69,829     8,938         0     111,043
  Net income............          --      --   11,518        --        --      11,518
  Exercise of stock
   options..............      14,411     147       --        --        --         147
  Employee stock
   purchase plan........       9,517     115       --        --        --         115
  Nonemployee director
   compensation plan....      21,760     301       --        --        --         301
  Private placement of
   common stock.........   3,800,000  49,781       --        --        --      49,781
  Change in unrealized
   securities gains--
   net..................          --      --       --     4,051        --       4,051
                          ---------- ------- --------   -------     -----    --------
BALANCE, MARCH 31, 1997.  14,158,195 $82,620 $ 81,347   $12,989     $   0    $176,956
                          ========== ======= ========   =======     =====    ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                    YEAR ENDED MARCH 31,
                                                 -----------------------------
                                                   1997      1996       1995
                                                 --------  ---------  --------
                                                  (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
  Net income (loss)............................. $ 11,518  $  (2,614) $ (5,365)
  Adjustments for noncash and nonoperating
   items:
    Extraordinary item--net.....................       --       (604)       --
    Depreciation................................   14,773     12,681    13,429
    Deferred income tax provision...............    5,760     (1,737)   (3,294)
    Other.......................................    1,164     (5,203)   (2,021)
  Working capital changes (excluding working
   capital acquired in the Spreckels
   acquisition):
    Receivables.................................  (10,172)      (502)    5,380
    Inventory...................................  (22,564)    45,408     8,914
    Deferred and prepaid costs..................   (1,105)       627     1,814
    Accounts payable............................   (6,997)    (6,819)      989
    Other liabilities...........................   (1,285)    (3,361)    2,358
                                                 --------  ---------  --------
  Operating cash flow...........................   (8,908)    37,876    22,204
                                                 --------  ---------  --------
INVESTING ACTIVITIES:
  Acquisition of Spreckels......................  (36,287)        --        --
  Capital expenditures..........................  (12,322)    (8,890)   (7,850)
  Investment in marketable securities...........   (7,044)    (6,537)   (6,675)
  Proceeds from sale of marketable securities...    2,139     14,974     4,344
  Proceeds from sale of fixed assets............      109      1,478     5,915
  Other investments.............................   (2,872)      (741)      245
  Other.........................................    4,207        864       131
                                                 --------  ---------  --------
  Investing cash flow...........................  (52,070)     1,148    (3,890)
                                                 --------  ---------  --------
FINANCING ACTIVITIES:
  Private placement of common stock.............   49,781         --        --
  Short-term borrowings:
    Bank borrowings--net........................    4,180     (5,431)  (15,721)
    CCC borrowings--advances....................   93,014    153,143    76,307
    CCC borrowings--repayments..................  (79,125)  (176,965)  (76,280)
  Repayment of long-term debt...................   (1,595)    (9,324)      (67)
  Dividends paid................................       --       (411)   (1,643)
  Stock option proceeds and other...............      512        208       221
                                                 --------  ---------  --------
  Financing cash flow...........................   66,767    (38,780)  (17,183)
                                                 --------  ---------  --------
INCREASE IN CASH AND TEMPORARY INVESTMENTS......    5,789        244     1,131
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF
 YEAR...........................................    1,930      1,686       555
                                                 --------  ---------  --------
CASH AND TEMPORARY INVESTMENTS, END OF YEAR..... $  7,719  $   1,930  $  1,686
                                                 ========  =========  ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1997, 1996 AND 1995

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

  A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 and extend for up to one year. The Company contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from that purchase. To mitigate its exposure to future price changes, the Company attempts to match refined sugar sales contracted for future delivery with the purchase or pricing of raw cane sugar when feasible. Additionally, the Company utilizes a participatory sugar beet purchase contract, described below, which relates the cost of sugar beets to the net selling price realized on refined beet sugar sales.

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

  If only the FIFO cost method had been used, inventories would have been $19.2 million and $12.9 million higher at March 31, 1997 and 1996, respectively. Reductions in inventory quantities in fiscal 1996 and 1995 resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years. The effect of these liquidations was to increase net income by about $1,385,000 ($0.13 per share) in 1996 and decrease net income by about $114,000 ($0.01 per share) in 1995.

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

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995

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

  Fair Value of Financial Instruments--The fair value of financial instruments is estimated based upon market trading information, where available. Absent published market values for an instrument, management estimates fair values based upon quotations from broker/dealers or interest rate information for similar instruments. The carrying amount of cash and temporary investments, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. The fair value of the $89.5 million principal amount of 8 3/8% senior notes as of March 31, 1997 was approximately par value, based on a dealer quote.

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

  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for both interim and annual periods ending after December 15, 1997. The Company's current EPS calculation conforms to basic EPS. Diluted EPS as defined by SFAS No. 128 is not expected to be materially different from basic EPS.

2. ACQUISITION OF SPRECKELS SUGAR

  On April 19, 1996, the Company acquired all of the outstanding capital stock of Spreckels Sugar Company, Inc. and Limestone Products Company, Inc. (collectively "Spreckels"), a California based beet sugar processor. The purchase price was the sum of i) Spreckels' net working capital as of December 31, 1995, ii) $3 million and iii) net cash advanced to Spreckels by the seller between December 31, 1995 and the closing date. The Company funded from current borrowings under the Company's revolving credit line $35.3 million of the purchase price at closing. The Company notified the seller that it calculated the total purchase price as $29.3 million. The seller filed a lawsuit claiming that the final purchase price was $39.1 million, with $3.8 million remaining unpaid. The Company and the seller have settled their dispute and the litigation was dismissed in May 1997. Under such settlement, the purchase price was agreed to equal $35.3 million and the Company paid an additional $200,000

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995

to acquire certain former Spreckels' assets not included in the original purchase. These assets have an estimated value of approximately $2.5 million based on an independent appraisal.

  The acquisition was accounted for as a purchase and Spreckels' results of operations are included in these consolidated financial statements commencing April 19, 1996. Summarized pro forma operating results for the years ended March 31, 1997 and 1996, as if the acquisition had occurred on the first day of each of the respective years are as follows (in thousands of dollars, except per share amounts):

                                                               1997     1996
                                                             -------- --------
      Net sales............................................. $760,432 $797,629
      Income (loss) before extraordinary item...............   11,851  (11,744)
      Net income (loss).....................................   11,851  (11,140)
      Earnings per share:
        Income (loss) before extraordinary item............. $   0.94 $  (1.14)
        Net income (loss)................................... $   0.94 $  (1.08)

3. INVESTMENTS

  Marketable securities consisted of the following (in thousands of dollars):

                                    MARCH 31, 1997                        MARCH 31, 1996
                          ------------------------------------  -------------------------------------
                                            GROSS UNREALIZED                      GROSS UNREALIZED
                                     FAIR       HOLDING                    FAIR       HOLDING
                          AMORTIZED MARKET  ------------------  AMORTIZED MARKET  -------------------
                            COST     VALUE   GAINS    LOSSES      COST     VALUE   GAINS     LOSSES
                          --------- ------- --------- --------  --------- ------- ---------- --------
US Government securities
 due 1997 through 1998..   $ 9,226  $ 9,222 $       8 $   (12)   $ 4,881  $ 4,937 $       56  $   --
Common stocks...........    19,755   39,741    20,085     (99)    18,740   32,436     13,696      --
                           -------  ------- --------- -------    -------  ------- ----------  ------
Total...................   $28,981  $48,963 $  20,093 $  (111)   $23,621  $37,373 $   13,752  $   --
                           =======  ======= ========= =======    =======  ======= ==========  ======

  Realized securities gains are reported net of realized losses of $28,000 in 1997, $2,000 in 1996, and $106,000 in 1995. Marketable securities with a market value of $14.3 million at March 31, 1997 were pledged to secure certain insurance obligations.

  Other investments include the Company's royalty interest in a coal seam methane gas project, which is accounted for at amortized cost and its investment in a limited partnership which is constructing a beet sugar factory in Washington state which is accounted for on the equity method.

4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at March 31, 1997 and 1996 consisted of the following (in thousands of dollars):

                                                                1997     1996
                                                              -------- --------
      Land................................................... $ 19,949 $ 13,682
      Buildings, machinery and equipment.....................  271,002  251,949
      Construction in progress...............................    5,440    2,094
                                                              -------- --------
          Total..............................................  296,391  267,725
      Less accumulated depreciation..........................  149,989  143,622
                                                              -------- --------
      Property, Plant and Equipment--Net..................... $146,402 $124,103
                                                              ======== ========

  The Company sold a distribution facility during fiscal 1995 in exchange for a three-year, fixed rate note and deferred the gain of $780,000 on the sale until collection of the note whose final maturity is in fiscal 1998.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995

5. SHORT-TERM BORROWINGS

  At March 31, 1997, the Company had working capital financing available from domestic banks under a $110,000,000 unsecured revolving credit line which expires in June 1998. The line of credit provides for interest on advances at floating or negotiated rates, requires commitment fees and is subject to a credit agreement which limits, among other things, the Company's right, without consent of the lenders, to take certain actions and requires the Company to maintain certain financial and operating ratios. At March 31, 1997, the Company had the ability to pay dividends of up to $75.0 million under the most restrictive of such financial covenants. The Company also has short-term borrowing facilities available from banks on an uncommitted basis aggregating $55,000,000 at March 31, 1997. Interest on these borrowings is on a negotiated rate basis.

  Additionally, the Company borrows short-term from the Commodity Credit Corporation ("CCC") under the USDA's price support loan program. CCC borrowings are secured by refined beet sugar inventory and are nonrecourse to the Company if the tariff rate import quota for raw sugar exceeds 1.5 million short tons raw value ("STRV"); such quota was 2.3 million STRV at March 31, 1997.

  Outstanding borrowings at March 31, 1997 and 1996 were as follows (in thousands of dollars):

                                                                1997     1996
                                                               -------  -------
      Commodity Credit Corporation............................ $53,770  $27,319
      Bank working capital financing..........................   8,700    4,520
                                                               -------  -------
          Total............................................... $62,470  $31,839
                                                               =======  =======
      Weighted Average Interest Rate..........................    6.70%    5.36%
                                                               =======  =======

6. LONG-TERM DEBT

  Long-term debt at March 31, 1997 and 1996 was as follows (in thousands of dollars):

                                                                 1997    1996
                                                                ------- -------
      8 3/8% senior notes...................................... $89,468 $89,800
      Other, principally equipment capital leases..............   2,168       8
                                                                ------- -------
      Total long-term debt.....................................  91,636  89,808
      Less current maturities..................................   1,017       8
                                                                ------- -------
      Long-term debt, net...................................... $90,619 $89,800
                                                                ======= =======

  The Company's 8 3/8% senior notes due 1999 do not require principal payments prior to maturity. The indenture relating to the senior notes contains restrictions on the Company's ability to create liens on certain properties. During fiscal 1997 and 1996, the Company purchased and retired $0.3 million and $10.2 million principal amount, respectively, of the senior notes. The fiscal 1996 purchases were for amounts less than book value, and the Company reported such difference, net of tax, as an extraordinary item. In April 1997, the Company purchased and retired an additional $8.3 million principal amount of the senior notes at par value.

  The Company had an interest rate swap agreement with Lehman Brothers Inc. ("Lehman") under which the Company received payments based on a fixed rate of 7.77% and paid Lehman amounts based on the three month LIBOR rate. Income
(loss) on the swap (which expired in October 1996) totaled ($3,000) in 1997, $289,000 in 1996, and $643,000 in 1995 and is reported in interest expense-net.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995

  Cash paid for interest on short and long-term debt was $11,949,000 in 1997, $12,228,000 in 1996, and $11,463,000 in 1995. Interest capitalized as part of the cost of constructing assets was not significant in 1997, 1996 or 1995.

7. INCOME TAXES

  The components of the consolidated income tax provision (credit), including amounts reported as an extraordinary item, for each of the last three fiscal years were as follows (in thousands of dollars):

                                                       1997     1996     1995
                                                      -------  -------  -------
      Federal:
        Current...................................... $    20  $   109  $   (36)
        Tax benefit of operating loss carryforward...  (1,762)  (1,452)  (1,636)
        Deferred.....................................   7,522     (285)  (1,658)
      State..........................................     390       95       46
                                                      -------  -------  -------
        Total........................................ $ 6,170  $(1,533) $(3,284)
                                                      =======  =======  =======

  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities at March 31, 1997 and 1996 were as follows (in thousands of dollars):

                                     1997                         1996
                         ----------------------------  ---------------------------
                         ASSETS  LIABILITIES  TOTAL    ASSETS LIABILITIES  TOTAL
                         ------- ----------- --------  ------ ----------- --------
Current:
  Marketable securities
   valuation
   differences..........      --  $ (6,994)  $ (6,994)     --  $ (4,813)  $ (4,813)
  Inventory valuation
   differences,
   principally purchase
   accounting...........      --   (12,324)   (12,324)     --    (6,320)    (6,320)
  Manufacturing costs
   prior to production
   deducted currently...      --    (7,311)    (7,311)     --    (4,366)    (4,366)
  Accruals not currently
   deductible........... $ 2,446        --      2,446  $2,081        --      2,081
  Alternate minimum tax
   differences..........     903        --        903     903        --        903
  Operating loss
   carryforward
   (expiring 2010, 2011
   and 2012.............   5,919        --      5,919   3,172        --      3,172
  Other.................   1,105        --      1,105   1,135       (40)     1,095
                         -------  --------   --------  ------  --------   --------
    Total current.......  10,373   (26,629)   (16,256)  7,291   (15,539)    (8,248)
                         -------  --------   --------  ------  --------   --------
Noncurrent:
  Depreciation
   differences,
   including purchase
   accounting...........      --   (22,160)   (22,160)     --   (18,443)   (18,443)
  Pension cost
   differences..........   1,153                1,153      --    (1,711)    (1,711)
  Accruals not currently
   deductible...........     658        --        658     154        --        154
  Other.................      --    (1,104)    (1,104)     --    (1,320)    (1,320)
                         -------  --------   --------  ------  --------   --------
    Total noncurrent....   1,811   (23,264)   (21,453)    154   (21,474)   (21,320)
                         -------  --------   --------  ------  --------   --------
Total................... $12,184  $(49,893)  $(37,709) $7,445  $(37,013)  $(29,568)
                         =======  ========   ========  ======  ========   ========

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995

  The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company's income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

                                                       1997    1996     1995
                                                      ------  -------  -------
      Income taxes computed at the statutory federal
       rate.........................................  $6,191  $(1,451) $(3,027)
      Nontaxable interest and dividends.............    (217)    (251)    (299)
      State income taxes............................     253       62       30
      Foreign sales corporation.....................     (60)     (59)     (68)
      Other.........................................       3      166       80
                                                      ------  -------  -------
        Total.......................................  $6,170  $(1,533) $(3,284)
                                                      ======  =======  =======

  Income taxes paid were $2,300,000 in 1997 and $213,000 in 1996; income tax refunds received were $3,778,000 in 1995.

8. EMPLOYEE BENEFITS

  Retirement Plans--Substantially all of the Company's nonseasonal employees are covered by retirement plans. Certain unionized employees are covered by an industry-wide plan, and other employees are covered by Company-sponsored defined benefit plans. Under the Company-sponsored defined benefit plans, retirement benefits are primarily a function of years of service and the employee's compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains, and losses over the remaining service periods. Additionally, the Company provides a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law. The Company provides a non-qualified retirement plan for non-employee directors, which provides benefits based upon years of service as a director and the retainer in effect at the date of a director's retirement.

  The aggregate net periodic pension cost for these plans for each of the past three fiscal years included the following components (in thousands of dollars):

                                                       1997     1996     1995
                                                      -------  -------  ------
      Company-sponsored plans:
        Service cost for benefits earned during the
         period...................................... $ 2,756  $ 2,089  $2,128
        Interest cost on projected benefit
         obligation..................................   5,883    2,653   2,348
        Actual return on plan assets................. (15,675) (10,141) (4,439)
        Net amortization and deferral................  10,355    8,377   3,254
                                                      -------  -------  ------
        Net periodic pension cost -
          Company-sponsored plans....................   3,319    2,978   3,291
      Industry-wide plan for certain unionized em-
       ployees.......................................     432      438     459
                                                      -------  -------  ------
      Total pension cost............................. $ 3,751  $ 3,416  $3,750
                                                      =======  =======  ======

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995

  The funded status of the Company-sponsored plans was as follows at March 31, 1997 and 1996 (in thousands of dollars):

                                       1997                            1996
                          ------------------------------- -------------------------------
                          PLANS FOR WHICH PLANS FOR WHICH PLANS FOR WHICH PLANS FOR WHICH
                            ACCUMULATED    ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED
                             BENEFITS       ACCUMULATED      BENEFITS       ACCUMULATED
                           EXCEED ASSETS     BENEFITS      EXCEED ASSETS     BENEFITS
                          --------------- --------------- --------------- ---------------
Actuarial present value
 of projected benefit
 obligations:
  Accumulated benefit
   obligations:
    Vested..............      $27,039         $37,458         $9,055          $17,832
    Nonvested...........        1,210           1,049            668              433
                              -------         -------         ------          -------
  Total accumulated
   benefit obligations..       28,249          38,507          9,723           18,265
  Effect of projected
   future salary
   increases............        1,219           8,279            715            8,434
                              -------         -------         ------          -------
  Projected benefit
   obligations..........       29,468          46,786         10,438           26,699
Plan assets at fair
 value (primarily listed
 stocks and bonds)......       25,649          60,850          6,889           31,888
                              -------         -------         ------          -------
Projected benefit obli-
 gations over (under)
 plan assets............        3,819         (14,064)         3,549           (5,189)
Prior service cost of
 plan amendments........       (2,651)         (1,628)        (2,118)              22
Unrecognized net gains
 (losses):
  Arising at transition
   date.................        ( 675)            215          ( 989)             293
  Arising subsequent to
   transition date......        2,793          16,902           (175)           3,108
Adjustment for addi-
 tional liability.......        1,671              --          2,567               --
                              -------         -------         ------          -------
Accrued (prepaid) pen-
 sion cost..............      $ 4,957         $ 1,425         $2,834          $(1,766)
                              =======         =======         ======          =======
Assumptions used:
  Current discount rate
   for plan liabilities.          8.0%            8.0%           7.5%             7.5%
  Projected annual rate
   of increase in
   compensation levels..          5.0%            5.0%           5.5%             5.5%
  Assumed long-term
   return on plan
   assets...............          8.0%            8.0%           8.0%             8.0%

  401(k) Plans--Substantially all of the Company's nonbargaining unit employees may elect to defer up to 15% of their annual compensation in the Company's 401(k) Tax Deferred Savings Plan. The Company may make discretionary matching contributions of up to 38% of the first $2,500 contributed by an employee. The Company also provides 401(k) plans for certain bargaining unit groups which allow participating employees to defer up to 15% of their annual compensation. The amount charged to expense for these plans for fiscal 1997 was $85,000; no amount was charged to expense for these plans in 1996 and 1995.

  Employee Stock Purchase Plan--In July 1993, the shareholders approved an amended and restated employee stock purchase plan and reserved 1,000,000 shares of common stock. The plan provides substantially all year-round employees the option to purchase shares of common stock either through open market purchases at market value or directly from the Company at 85% of market value. The amount charged to compensation expense for the discount on shares purchased under the latter alternative was $17,000 in 1997, $22,000 in 1996, and $30,000 in 1995.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995

9. SHAREHOLDERS' EQUITY

  The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in fiscal 1997. As permitted by SFAS No. 123, the Company elected to continue to follow Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost, and to provide the pro forma disclosures required by SFAS No. 123. The pro forma effect on compensation costs, net income and earnings per share of measuring compensation cost pursuant to SFAS No. 123 in fiscal 1997 was not material.

  Shareholder Rights Plan--In 1989, the Board of Directors declared a dividend of one Right for each outstanding share of the Company's common stock. Certain terms of the rights were amended in January 1995. Each of the Rights, which are currently attached to the common stock, entitle the holder to purchase two three-hundredths of a share of a new series of Junior Participating Preferred Stock (94,388 in total as of March 31, 1997) at a price of $60 (subject to adjustment). The Rights are not exercisable until the earlier of ten days after the public announcement that a person or group has acquired 15% or more (25% or more for persons who were 10% shareholders on January 27, 1995) of the Company's outstanding common stock (an "Acquiring Person") or ten business days after the commencement of a tender offer to acquire such an interest. Under certain circumstances, the Rights, other than the Rights held by the Acquiring Person, will become exercisable for common stock of the Company (or an acquirer) with a market value equal to two times the exercise price of the Right. The Rights are redeemable, at 2/3 cents per Right, at any time prior to a person becoming an Acquiring Person. The Rights will expire on September 25, 1999.

  Stock Sale--On August 29, 1996, the Company completed the private placement of 3,800,000 shares of the Company's common stock to Greencore Group plc ("Greencore"), an Irish sugar and agricultural products company, for net proceeds of $49.8 million. In July, the Board of Directors took action under the Shareholder Rights Plan to increase the ownership percentage that would trigger the Plan with respect to Greencore to 30% during the term of the Investor Agreement between Greencore and the Company (not more than 5 years). Thereafter, the trigger level would be increased to 35%, until such time as Greencore's investment falls below 15%, at which time the trigger level becomes 15%. During the term of the Investor Agreement, Greencore will have the right to designate two nominees for election as directors of the Company, and will be required to vote for the director nominees recommended by the Board of Directors. During the term of the Investor Agreement, Greencore is also subject to restrictions relative to certain actions regarding the Company.

  Stock Incentive Plan--The shareholders have approved the Imperial Holly Corporation Stock Incentive Plan, and have reserved for issuance 1,062,500 shares of common stock. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options have an exercise price equal to the fair market value of the shares of common stock at date of grant, become exercisable in annual increments for up to five years commencing one year after date of grant, and expire not more than ten years from date of grant.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995

  Stock option activity in the plan during the last three fiscal years was as follows:

                                  1997                    1996                    1995
                         ----------------------- ----------------------- -----------------------
                                    WEIGHTED-               WEIGHTED-               WEIGHTED-
                                     AVERAGE                 AVERAGE                 AVERAGE
                                  EXERCISE PRICE          EXERCISE PRICE          EXERCISE PRICE
                         OPTIONS    PER SHARE    OPTIONS    PER SHARE    OPTIONS    PER SHARE
                         -------  -------------- -------  -------------- -------  --------------
Beginning Balance....... 528,589      $10.03     510,733      $10.67     494,815      $10.68
Granted................. 141,700       12.90      94,000        7.84      24,500        9.18
Expired................. (41,551)      15.22     (66,199)      12.33      (1,000)       8.69
Exercised............... (14,411)       7.97      (9,945)       6.67      (7,582)       6.74
                         -------                 -------                 -------
Balance, March 31....... 614,327       10.39     528,589       10.03     510,733       10.67
                         =======                 =======                 =======
Exercisable as of March
 31..................... 324,252       10.23     330,964       11.05     331,609       11.58
                         =======                 =======                 =======

  Options outstanding at March 31, 1997 consisted of the following:

                                                        EXERCISABLE OPTIONS
RANGE OF                                             -------------------------
EXERCISE               WEIGHTED-                                  WEIGHTED-
 PRICES                 AVERAGE     WEIGHTED-AVERAGE               AVERAGE
  PER       NUMBER   EXERCISE PRICE    REMAINING       NUMBER   EXERCISE PRICE
 SHARE    OF OPTIONS   PER SHARE    CONTRACTUAL LIFE OF OPTIONS   PER SHARE
--------  ---------- -------------- ---------------- ---------- --------------
$ 6.44-
 $ 8.81    370,677       $ 7.85        5.8 years      217,052       $ 7.55
$ 9.75-
 $12.25     12,000        10.38        8.9 years        4,250         9.75
$13.19-
 $16.83    231,650        14.46        6.9 years      102,950        15.91

  Certain stock options listed above were granted with SARs. The SARs provide that, in lieu of the exercise of options, the optionee may receive cash or shares of stock with a fair market value equal to the amount by which the fair market value on exercise date of the stock subject to the option exceeds the option price. No SARs have been exercised and, at March 31, 1997, options outstanding with SARs attached totaled 49,795 shares, all of which were exercisable.

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

                                  1997                   1996                    1995
                         ---------------------- ----------------------- ----------------------
                                   WEIGHTED-               WEIGHTED-              WEIGHTED-
                                    AVERAGE                 AVERAGE                AVERAGE
                                 EXERCISE PRICE          EXERCISE PRICE         EXERCISE PRICE
                         OPTIONS   PER SHARE    OPTIONS    PER SHARE    OPTIONS   PER SHARE
                         ------- -------------- -------  -------------- ------- --------------
Beginning Balance.......  3,000      $5.88       5,250       $6.93       6,000      $7.17
Granted.................  1,500       7.84          --                      --
Expired.................     --                   (750)       8.84        (750)      8.84
Exercised...............     --                 (1,500)       8.09          --
                          -----                 ------                   -----
Balance, March 31.......  4,500       6.53       3,000        5.88       5,250       6.93
                          =====                 ======                   =====
Exercisable as of March
 31.....................  3,000       5.88          --          --       2,250       8.34
                          =====                 ======                   =====

  Options outstanding at March 31, 1997 have a range of exercise prices of $4.75 to $7.84, and a weighted-average remaining contractual life of 2.0 years.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995

  Nonemployee Director Compensation Plan--In fiscal 1997, the shareholders approved the Nonemployee Director Compensation Plan which provides for the annual award of common stock to directors in lieu of their cash retainer. In fiscal 1997, 21,760 shares of common stock were awarded pursuant to this plan.

10. COMMITMENTS AND CONTINGENCIES

  The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

  The Company has had $3.9 million of standby letters of credit issued by banks to secure certain insurance obligations.

  The Company has a contingent commitment to advance additional amounts to a limited partnership which is constructing a beet sugar factory in Washington state of up to $1.7 million, depending upon final construction costs.

  The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $5,788,000, $4,343,000, and $3,519,000 in fiscal 1997, 1996 and
1995, respectively.

  The aggregate future minimum lease commitments under noncancelable operating leases at March 31, 1997 are summarized as follows (in thousands of dollars):

                                                                       OPERATING
      FISCAL YEAR                                                       LEASES
      -----------                                                      ---------
       1998...........................................................  $2,697
       1999...........................................................   2,279
       2000...........................................................   1,713
       2001...........................................................   1,458
       2002...........................................................     936
      After 2002......................................................     646

  The aggregate future minimum amount to be received under sub-leases was $2,978,000 at March 31, 1997.

11. SUPPLEMENTARY INCOME STATEMENT INFORMATION

  In fiscal 1996 the Company recorded a charge of $1,750,000 related to the announced closure of its Hamilton City California beet processing facility in early fiscal 1997, including $650,000 related to the layoff of approximately 68 employees. Through March 31, 1997, approximately $475,000 of such amount had been incurred. Additionally, in fiscal 1996, the Company recorded a charge of $475,000 related to costs in connection with a work force reduction. As of March 31, 1997 substantially all of that amount had been incurred in connection with the termination of 47 individuals.

  Other income--net includes interest and dividends totaling $1,792,000 in 1997, $1,820,000 in 1996, and $1,456,000 in 1995. Amounts charged to expense for research and development were $1,445,000 in 1997, $1,670,000 in 1996, and $2,084,000 in 1995.