Form 10-Q
period 1997-06-30
IMPERIAL HOLLY CORP
filed 1997-07-31
CIK 831327

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

For the quarterly period ended June 30, 1997

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

                            Yes  [X]       No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1997.

                              14,277,082 shares.

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


                            ______________________

     The statements regarding future market prices, acreage planted, agricultural results and operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                               JUNE 30, 1997   MARCH 31, 1997
                                               -------------   --------------
                                                  (In Thousands of Dollars)
            ASSETS
CURRENT ASSETS:
  Cash and temporary investments                   $  2,536        $  7,719
  Marketable securities                              53,954          48,963
  Accounts receivable                                59,861          55,557
  Inventories:
    Finished products                               121,902         119,206
    Raw and in-process materials                     30,983          12,428
    Supplies                                         15,493          16,392
  Manufacturing costs prior to production            26,787          20,888
  Prepaid expenses                                    3,688           3,994
                                                   --------        --------
      Total current assets                          315,204         285,147

NOTE RECEIVABLE                                       1,289           1,168

OTHER INVESTMENTS                                    11,917          11,949

PROPERTY, PLANT AND EQUIPMENT - net                 148,123         146,402

OTHER ASSETS                                          4,651           5,267
                                                   --------        --------
      TOTAL                                        $481,184        $449,933
                                                   ========        ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade                        $ 60,616        $ 42,492
  Short-term borrowings                              64,279          62,470
  Current maturities of long-term debt                1,405           1,017
  Other current liabilities                          51,130          45,262
                                                   --------        --------
      Total current liabilities                     177,430         151,241

LONG-TERM DEBT                                       81,495          90,619

DEFERRED TAXES AND OTHER CREDITS                     32,323          31,117

SHAREHOLDERS' EQUITY
  Preferred stock                                         -               -
  Common stock                                       83,342          82,620
  Retained earnings                                  88,641          81,347
  Unrealized securities gains - net                  17,953          12,989
                                                   --------        --------
    Total shareholders' equity                      189,936         176,956
                                                   --------        --------
      TOTAL                                        $481,184        $449,933
                                                   ========        ========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three Months Ended
                                                          June 30,
                                                    --------------------
                                                      1997       1996
                                                    ---------  --------
                                                 (In Thousands of Dollars,
                                                 Except per Share Amounts)

NET SALES                                         $  197,758    $  179,905
                                                  ----------    ----------

COSTS AND EXPENSES:
  Cost of sales                                      168,296       155,637
  Selling, general and administrative                 15,291        15,297
                                                  ----------    ----------

    Total                                            183,587       170,934
                                                  ----------    ----------

OPERATING INCOME                                      14,171         8,971

INTEREST EXPENSE                                      (2,782)       (3,035)

REALIZED SECURITIES GAINS                                  -           392

OTHER INCOME -- Net                                      185           290
                                                  ----------    ----------

INCOME BEFORE INCOME TAXES                            11,574         6,618

PROVISION FOR INCOME TAXES                             4,280         2,469
                                                  ----------    ----------

NET INCOME                                        $    7,294    $    4,149
                                                  ==========    ==========


EARNINGS PER SHARE OF COMMON STOCK                $     0.51      $   0.40
                                                  ==========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING               14,220,388    10,315,289
                                                  ==========    ==========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        1997           1996
                                                     ----------      ----------
                                                      (In Thousands of Dollars)

OPERATING ACTIVITIES:
  Net income                                         $    7,294      $    4,149
  Adjustments for non-cash and non-operating items:
    Depreciation                                          4,783           3,639
    Other                                                   195            (227)
  Working capital changes (excluding working capital
    acquired in the Spreckels acquisition):
    Receivables                                          (4,304)         (9,857)
    Inventory                                           (20,352)        (30,658)
    Deferred and prepaid costs                           (5,593)          1,246
    Accounts payable                                     18,124          15,869
    Other liabilities                                     4,400           7,700
                                                     ----------      ----------
  Operating cash flow                                     4,547          (8,139)
                                                     ----------      ----------
INVESTMENT ACTIVITIES:
  Acquisition of Spreckels                                    -         (36,283)
  Capital expenditures                                   (6,528)         (1,940)
  Investment in marketable securities                    (1,508)         (1,918)
  Proceeds from sales or maturities of
    marketable securities                                 4,165           1,478
  Proceeds from sales of fixed assets                        24              21
  Other                                                     344            (394)
                                                     ----------      ----------
Investing cash flow                                      (3,503)        (39,036)
                                                     ----------      ----------
FINANCING ACTIVITIES:
  Short-term debt:
    Bank borrowings - net                                55,579          33,359
    CCC borrowings - advances                                 -          35,079
    CCC borrowings - repayments                         (53,770)        (14,977)
Repayment of long-term debt                              (8,736)           (388)
Other                                                       700              27
                                                     ----------      ----------
Financing cash flow                                      (6,227)         53,100
                                                     ----------      ----------

INCREASE IN CASH AND TEMPORARY INVESTMENTS               (5,183)          5,925

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD       7,719           1,930
                                                     ----------      ----------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD        $    2,536      $    7,855
                                                     ==========      ==========


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Three Months Ended June 30, 1997
                                  (UNAUDITED)


                              Common Stock
                           __________________             Unrealized
                                                Retained  Securities
                             Shares    Amount   Earnings    Gains      Total
                           ---------- --------  --------  ----------  --------
                                      ( In Thousands of Dollars)

BALANCE, MARCH 31, 1997    14,158,195 $ 82,620  $ 81,347   $ 12,989   $176,956

Net income                                         7,294                 7,294

Restricted stock issued        86,811      640                             640

Employee stock
 purchase plan and
 stock option exercises         6,559       82                              82

Change in unrealized
 securities gains - net                                       4,964      4,964
                           ---------- --------  --------  ---------   --------
BALANCE, JUNE 30, 1997     14,251,565 $ 83,342  $ 88,641  $  17,953   $189,936
                           ========== ========  ========  =========   ========


                See notes to consolidated financial statements.

                          IMPERIAL HOLLY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996


     Basis of Presentation -- The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations of Spreckels Sugar Company are included since April 19, 1996. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

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

     Accounting Pronouncements -- Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting of Stock-based Compensation" ("SFAS No. 123"), and elected to continue to following Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost. The impact of SFAS No. 123 on proforma earnings per share for the three months ended June 30, 1997 and 1996 was not significant.

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

     Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". These statements, which are effective for the Company's fisal year ending March 31, 1999, establish additional disclosure requirements but do not affect the measurement of results of operation. Management is evaluating what, if any, additional disclosures may be required when these statements are implemented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company finances its working capital and capital expenditure requirements from a combination of funds generated by operations and short-term borrowing arrangements, including short-term, secured borrowings from the Commodity Credit Corporation ("CCC"). There were no CCC loans outstanding at June 30, 1997.

     The increase in accounts receivable for the three months ended June 30, 1997 results from higher sales compared to the quarter ended March 31, 1997. Increases in raw and in-process inventory and accounts payable during the three months ended June 30, 1997 were primarily due to the seasonal production schedule of the Company's beet sugar operations and timing of the purchase of and payments for sugarbeets.

     In April 1997, the Company purchased and retired $8.3 million principal amount of its 8-3/8% senior notes due 1999 at par value, reducing the outstanding balance to $81.1 million. Fiscal 1998 capital expenditures are expected to be approximately $30.0 million, and include projects to expand production capacity at the Company's Sidney, Montana beet sugar factory, and to add storage and high speed packaging at its Sugar Land, Texas cane sugar refinery. The Company's marketable securities portfolio is reported at its market value of $54.0 million at June 30, 1997, $27.6 million in excess of its cost basis. Management believes that existing internal and external sources of liquidity are adequate to meet its financing requirements.

RESULTS OF OPERATIONS

     Net sales increased $17.9 million or 10.0% for the three months ended
June 30, 1997, compared to the same period of the prior year, as a result of increased sugar sales volumes as well as increases in sugar and pulp prices. Sugar sales prices increased from the year earlier period as a smaller domestic sugarbeet crop for the last two fall harvests put upward pressure on refined sugar prices. A significant portion of the Company's industrial sales are made under forward sales contracts, most of which commence October 1 and extend for up to a year, resulting in a lagging effect of market price changes on the Company's sugar sales. Prospects of a larger beet crop in the upcoming fall, as well as increased production by cane sugar refiners, has resulted in spot selling prices retreating somewhat from their earlier high levels. To mitigate its exposure to future price changes, the Company purchases raw cane sugar under forward purchase contracts and attempts to match refined sugar sales contracted for future delivery with the purchase or pricing of raw sugar when feasible.
The Company also utilizes a participatory sugar beet purchase contract described below.

     Cost of sales as a percent of sales declined from 86.5% to 85.1% for the three months ended June 30, 1997 as sales price increases together with reductions in factory operating costs increased unit margins, particularly on beet sugar sales. Factory operating costs were lower as a result of higher throughput from increased acreage in California; closure of the Company's Hamilton City, California factory in June 1996 also contributed to the lower costs. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risk on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Consequently, the increase in the unit selling price of refined beet sugar resulted in increases in the unit cost of sugarbeets purchased, mitigating the improvement in beet sugar sales margins.

     Selling, general and administrative costs were virtually unchanged for the three months ended June 30, 1997 compared to the same period of the prior year, as increases in advertising and volume related selling and warehousing costs offset reductions in general and administrative costs.

     Interest expense for the three months ended June 30, 1997 was lower than the comparable period of the prior year as a result of lower long-term debt outstanding offset by somewhat higher short-term interest rates.

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Shareholders held on July 25, 1997 the following proposals were acted upon:

     Proposal 1 - Nominees for Directors were elected to serve for terms of office expiring in 2000 in the case of Class III Directors and in 1999 in the case of Class II Directors by the vote totals as follow:

                                           NUMBER OF VOTES

                                  FOR         WITHHELD      CLASS

     Ann O. Hamilton           12,985,998      31,480        III
     Harris L. Kempner, Jr.    12,986,376      31,112        III
     H. E. Lentz               12,986,476      31,012        III
     Kevin O'Sullivan          12,985,998      31,490        III
     Fayez Sarofim             12,984,976      32,512        III
     Gerald Grinstein          12,985,722      31,766        II

     Class I Directors, whose terms of office continue until 1998 are John D. Curtin, Jr., I. H. Kempner, III, James C. Kempner and Daniel K. Thorne. Class II Directors, whose terms of office continue until 1999 are David J. Dilger, Edward O. Gaylord, Roger W. Hill and Robert L. K. Lynch.

     Proposal 2 - The appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending March 31, 1998 was ratified by a vote of 12,740,343 for and 220,187 against with 56,958 abstentions.

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

     (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IMPERIAL HOLLY CORPORATION
                                                   (Registrant)


Dated:  July 30, 1997                       By:  /s/ James C. Kempner
                                                _______________________________
                                                James C. Kempner
                                                President,
                                                Chief Executive Officer
                                                and Chief Financial Officer
                                                (Principal Financial Officer)