Form 10-K
period 1997-09-30
IMPERIAL HOLLY CORP
filed 1997-12-12
CIK 831327

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM             COMMISSION FILE NUMBER 1-10307
APRIL 1, 1997 TO SEPTEMBER 30, 1997


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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                             ON WHICH REGISTERED
            -------------------                            ---------------------
      COMMON STOCK, WITHOUT PAR VALUE                     AMERICAN STOCK EXCHANGE
     RIGHTS TO PURCHASE PREFERRED STOCK                   AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days.  Yes  X      No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $77 million, based upon the last reported sales price of the registrant's Common Stock on the American Stock Exchange on December 10, 1997 and (solely for this purpose) treating all directors, executive officers and 10% shareholders of the registrant (other than those holding shares in a fiduciary capacity) as affiliates.

     The number of shares outstanding of the registrant's Common Stock, as of December 10, 1997, was 14,286,854.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive Proxy Statement relating to the registrant's 1998 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

================================================================================

                               TABLE OF CONTENTS

                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
          Executive Officers of the Registrant........................   12

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   15
Item 8.   Financial Statements and Supplementary Data.................   19
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   19

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   20
Item 11.  Executive Compensation......................................   20
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   20
Item 13.  Certain Relationships and Related Transactions..............   20

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   21

                             ---------------------

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

                                     PART I

ITEM 1. BUSINESS

     In October 1997, Imperial Holly Corporation ("Imperial Holly") purchased 50.1% of the outstanding common stock of Savannah Foods and Industries, Inc. ("Savannah Foods") for aggregate consideration of $292 million pursuant to a tender offer (the "Tender Offer"). Imperial Holly expects to complete the acquisition of Savannah Foods by means of the merger of a wholly-owned subsidiary with and into Savannah Foods (the "Merger"), in late December 1997. As used herein, the terms "Imperial Holly" and "Savannah Foods" refer to each company as it existed prior to the Merger and the "Company" refers to Imperial Holly Corporation and its subsidiaries (including Savannah Foods and its subsidiaries) following the consummation of the acquisition.

THE COMPANY

     The Company is the largest, most geographically diverse and most balanced producer and marketer of refined sugar in the United States. The Company refines raw cane sugar at four refineries located in Texas, Georgia, Florida and Louisiana and produces beet sugar at 12 beet sugar factories located in California, Wyoming, Montana, Texas and Michigan. On a pro forma basis for the 12 months ended September 30, 1997, the Company sold approximately 61 million cwt. of refined sugar.

     The Company offers a broad product line and sells to a wide range of customers, including (i) retail grocers, (ii) foodservice companies, which include restaurants, schools and other institutions, and (iii) industrial customers, which are principally food manufacturers. The Company's sugar products include granulated, powdered, liquid, liquid blends and brown sugars sold in a variety of packaging options (one pound boxes to 100-pound bags, individual packets and in bulk) under various brands (Imperial(R), Holly(R), Spreckels(R), Dixie Crystals(R), Evercane(R) and Pioneer(R)) or private market labels. Complementary non-sugar products marketed by the Company include salt, pepper, non-nutritive sweeteners, non-dairy creamers and plastic cutlery. In addition, the Company produces selected specialty sugar products including Savannah Gold(TM) (a premium-priced, free-flowing brown sugar), Imbrocon(TM) (a liquid flavoring) and specialty sugars used in confections and icings. For the 12 months ended September 30, 1997, the Company had pro forma revenues of approximately $2.0 billion.

     Imperial Holly was incorporated in 1924 as Imperial Sugar Company and is the successor to a cane sugar plantation and milling operation begun in Sugar Land in the early 1800's that began producing granulated sugar in 1843. In 1988, the Company purchased Holly Sugar Corporation ("Holly") and changed its name to Imperial Holly Corporation. Holly was founded in 1905 and incorporated in 1916. In April 1996, Holly acquired all of the outstanding capital stock of Spreckels Sugar Company ("Spreckels").

INDUSTRY OVERVIEW

     There are two methods for producing refined sugar: (i) processing sugar beets and (ii) processing and refining sugarcane, each of which possesses distinct operating characteristics. During the crop year ended September 1996, total refined sugar sales in the United States consisted of approximately 57% cane sugar and 43% beet sugar. The profitability of cane sugar and beet sugar operations is affected by government programs designed to support the price of domestic crops of sugar beets and sugarcane. These programs affect cane sugar and beet sugar operations differently. See "-- Sugar Legislation and Other Market Factors".

     CANE SUGAR PRODUCTION PROCESS. Sugarcane takes 9 to 18 months to mature and, as a consequence, is grown in tropical and semi-tropical climates. Primary growing areas in the United States include Louisiana, Florida, Texas and Hawaii. The harvesting of sugarcane generally begins in October or November.

     Sugarcane is highly perishable and must be processed by raw cane mills into raw cane sugar quickly to avoid deterioration in the quality of the sucrose. The raw cane sugar which is produced in this process is approximately 98% sucrose and may be stored for long periods and transported to refineries over long distances without affecting its quality. In addition to the raw sugar produced domestically, raw sugar is also imported from various foreign sources. The amount of such imports is currently limited by United States government programs.

     Cane sugar refineries, such as the Company's four refineries, purify raw sugar to produce refined sugar. Operating results of cane sugar refineries are driven primarily by the spread between raw sugar and refined sugar prices. See "-- Sugar Legislation and Other Market Factors".

     BEET SUGAR PRODUCTION PROCESS. Sugar beets can flourish wherever a five-month growing season is possible. In the United States, sugar beets are grown in the Red River Valley area of Minnesota and in North Dakota, Idaho, California, Colorado, Nebraska, Michigan, Washington, Texas, Oregon and New Mexico. Harvest periods depend on the growing area, but are generally in the early fall, except in California, where spring and summer harvests also occur.

     Sugar beets are highly perishable and must be processed into refined sugar quickly after harvest to avoid deterioration. Beets may be stored in piles awaiting processing where temperatures are sufficiently cool. Sugar beets are converted to refined sugar through a single continuous process at beet factories. Beet factories are located near the areas in which beets are grown in order to reduce freight costs and the risk of deterioration. The Company's staggered harvest seasons with respect to the sugar beet acreage supplying the Company's 12 sugar beet production facilities allows it to produce beet sugar year round even though the production campaign at any single facility generally lasts no more than 180 days. Operating results are driven primarily by the quantity and quality of sugar beets dedicated to the factory and the net sales prices received for the refined beet sugar. The beet processor shares a portion of the net sales price with growers through various participation or recovery contracts or cooperative arrangements. See "-- Raw Material and Processing Requirements -- Sugar Beet Purchases".

     GOVERNMENT REGULATION. Federal government programs have existed to support the price of domestic crops of sugar beets and sugarcane almost continually since 1934. The regulatory framework that currently affects the domestic sugar industry includes the Federal Agricultural Improvement and Reform Act of 1996 (the "Farm Bill"), which provides for loans on sugar inventories to first processors (i.e., raw sugar mills and beet processors) and implements a tariff rate quota which limits the amount of raw and refined sugar that can be imported into the United States. The North American Free Trade Agreement ("NAFTA"), which limits the amount of sugar that can be imported to and exported from Mexico, has to date had a lesser impact on the United States sugar market.

     In the crop year ended September 1997, the USDA implemented a program of increasing the tariff rate quota in known quantities at three known dates based on the level of the projected ending stocks-to-use ratio. There was previously no target for the ending stocks-to-use ratio and the USDA could increase or decrease the quota at will. The Company believes that this administration of the tariff rate quota for foreign sugar has caused the market to be less volatile, and as a result, has helped to reduce fluctuations in profitability of the Company's cane sugar operations. The USDA's targeted ending stocks-to-use ratio has historically correlated to a raw sugar price of approximately $22.50 per cwt., substantially lower than the $25 per cwt. that was experienced in July 1995. The USDA is continuing this management strategy for the crop year ending September 1998. See "-- Sugar Legislation and Other Market Factors."

     DOMESTIC DEMAND. The Company considers its primary competition to be other cane sugar refiners and beet sugar processors. Selling price and the ability to supply the buyer's quality and quantity requirements in a timely fashion are important competitive factors.

     The decline in demand for refined sugar products attributable to the replacement of refined sugar by high fructose corn syrup ("HFCS") and non-nutritive sweeteners in the beverage market was completed a decade ago. The Company does not currently consider HFCS a significant competitive threat, as refined sugar and HFCS support different markets. HFCS is primarily a liquid sweetener and generally does not compete in the dry sugar market.

     Domestic demand for refined sugar has increased each year since 1986, and the average rate of growth over the last five years has been 1.5%. The trend in the food manufacturing industry toward production of "low fat" products has increased industrial demand for sugar, as food manufacturers have added sugar to enhance flavor and texture as fat is removed. At the current market level, a 1.5% increase in domestic demand translates into the sale of an additional 150,000 tons of refined sugar per year, or the annual production capacity of an average-sized sugar beet factory.

     DOMESTIC SUPPLY. Reduced demand in the early 1980s was absorbed principally by capacity reductions in the cane sugar refining sector. Approximately 33% of domestic cane sugar refining capacity was eliminated between 1981 and 1988, and cane sugar refining capacity has remained relatively flat since 1988. Growth in refined sugar demand during the last decade has been largely satisfied through increased beet sugar production. In recent years, there have been a number of expansions to existing beet sugar factories to allow for increased acreage dedications. The Company believes that the rate of growth of beet sugar production has slowed as most of the beet factory expansions that are economic under current conditions have been completed. The Company believes that further expansion of existing beet factories would require that beets be transported over greater distances, which is often uneconomical. Accordingly, construction of new factory sites would be required for further expansion.

     DOMESTIC REFINED SUGAR PRICES. Given the existing domestic supply and demand situation, the increasing role of beet production and the current status of government regulation, the price of refined sugar in the United States in recent years has been driven primarily by the amount of beet sugar supply. Good crop years have led to relatively soft refined sugar prices and weak crop years have led to relatively strong refined sugar prices.

PRODUCTS AND SALES

     REFINED SUGAR AND SPECIALTY PRODUCTS. The Company's principal product line is refined sugar, which accounted for approximately 94% of the Company's pro forma consolidated net sales for the twelve months ended September 30, 1997. The Company has the most balanced combination of cane and beet sugar sales in the industry, with cane sugar constituting approximately 72% and beet sugar constituting 28% of the Company's pro forma refined sugar sales for the 12 months ended September 30, 1997. The Company markets its refined sugar products to retail/grocery, foodservice and industrial customers by direct sales and through brokers or wholesalers. For the twelve months ended September 30, 1997, the Company's pro forma sales to grocery (retail) and foodservice customers accounted for 36% of total sales, and pro forma sales to industrial customers accounted for 58% of total sales.

     GROCERY SALES. The Company produces and sells granulated white, brown and powdered sugar to grocery customers in packages ranging from one-pound boxes to 25-pound bags. Retail packages are marketed under the trade names Imperial(R), Dixie Crystals(R), Holly(R), Spreckels(R), Pioneer(R) and Evercane(R), and are also sold under retailers' private labels. Private label packaged sugar, which represents a significant percentage of the Company's grocery sales, is generally sold at prices lower than those received for branded sugar. The Company plans to capitalize on its well-known brands to seek to increase sales of higher-margin branded products as a percentage of total grocery sales.

     FOODSERVICE SALES (INCLUDING SALES OF NON-SUGAR PRODUCTS). The Company produces and sells over 30 different products to foodservice customers, ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer and plastic cutlery. The Company believes that the foodservice sector is one of the most rapidly growing segments of the domestic food industry. Savannah Foods' foodservice sales have grown at an average annual rate of 10% over the past 10 years. The Company believes it can utilize Savannah Foods' success in the foodservice industry to increase foodservice sales in the markets historically served by Imperial Holly.

     INDUSTRIAL SALES. The Company produces and sells refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers principally purchase sugar for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. The majority of the Company's industrial sales are made to customers under fixed price contracts with terms of one year or less. Although industrial sales provide lower margins than grocery or foodservice sales, the Company believes that an opportunity exists to improve profit contributions from this sector by offering major national customers a single source of supply for distribution to multiple locations across the country.

     SPECIALTY PRODUCT SALES. The Company produces and sells specialty sugar products to grocery, foodservice and industrial customers. Specialty sugar products include Savannah Gold(TM), a premium-priced free flowing brown sugar marketed primarily to industrial customers, Imbrocon(TM), a liquid flavoring also marketed to industrial customers, edible molasses, syrups and specialty sugars used in confections and icings. The Company also markets artificial sweeteners including Sweet Thing(R), a saccharin-based sweetener, and Sweet Thing II(R), an aspartame-based sweetener.

     SALES AND MARKETING. The Company's products are sold directly by the Company's sales force and through independent brokers. The Company maintains sales offices in the following locations: at its corporate headquarters in Sugar Land, Texas; Chicago, Illinois; Tracy, California; Denver, Colorado; Mobile, Alabama; Saginaw, Michigan; and Savannah, Georgia. The Company considers its marketing and promotional activities important to its overall sales effort. The Company advertises its brand names in both print and broadcast media and distributes various promotional materials, including discount coupons and compilations of recipes.

     Using a value model utilized by many of the leading consumer goods companies, Imperial Holly has worked to improve the consumer value of its brands. By keeping its brands priced competitively versus private labels, and advertising the brands' unique points of difference, Imperial Holly has been able to increase its branded business during the last 12 months ended September 30, 1997 without major promotional expenditures.

     Imperial Holly has also been successful in streamlining its grocery promotional/trade allowances and marketing programs. This effort has enabled a reduction of total marketing costs while improving efficiency of the marketing program and increasing brand sales.

     In all business segments the Company intends to use a customer profitability model similar to the one developed by and utilized by Imperial Holly. Through use of the model, the Company is able to track any given customer's profit impact to the Company. This customer profitability model enables the Company to direct its marketing efforts and resources toward those customers which have the highest profit potential and to work closely with its customers whose profit contribution is less than optimal. No customer accounted for more than 3% of the Company's pro forma sales for the 12 months ended September 30, 1997.

     SEASONALITY. Sales of refined sugar are moderately seasonal, normally increasing during the summer months because of increased demand of various food manufacturers, including fruit and vegetable packers; shipments of specialty products (brown and powdered sugar) increase in the fourth calendar quarter due to holiday baking needs. Although the refining of cane sugar is not seasonal, the production of beet sugar is a seasonal activity. Each of the Company's beet sugar factories operates during sugar-making campaigns, which generally total 120 days to 180 days in length each year, depending upon the supply of sugar beets available to the factory. Because of the geographical diversity of its manufacturing facilities, the Company is generally able to produce beet sugar year-round. While the seasonal production of sugar beets requires the Company to store significant refined sugar inventory at each factory, the geographic diversity and staggered periods of production enable the Company's total investment in inventories to be reduced. Additionally, these factors reduce the likelihood that adverse weather conditions will affect all the Company's productive areas simultaneously and aid in distribution.

     BY-PRODUCTS. The Company sells by-products from its beet sugar processing as livestock feeds to dairymen, livestock feeders and livestock feed processors. Such by-products include beet pulp and molasses. The major portion of the beet pulp and molasses produced from sugar beet operations is sold during and shortly after the sugar-making campaigns. By-products from beet sugar processing are marketed in the United States, Europe and Japan.

     Both the domestic and export markets are highly competitive because of the availability and pricing of by-products of other sugar beet processors and corn wet millers, as well as other livestock feeds and grains. The market price of the Company's by-products relative to the price of competitive feeds and grains is the principal competitive determinant. Among other factors, the weather and seasonal abundance of such feeds and grains may affect the market price of by-products. The Company's by-products pro forma sales for the 12 months ended September 30, 1997 were $74.6 million, or 4% of total pro forma sales for such period.

     BEET SEED. The Company develops, produces and markets commercial seed to beet growers under contract to the Company as well as growers under contract to grow for other beet sugar processors. The Company's beet seed sales program is conducted primarily in Sheridan, Wyoming and Tracy, California.

     The Company has entered into an agreement with D. J. van der Have B.V., a Netherlands beet seed company ("VDH"), granting VDH access to the Company's proprietary beet seed breeding material for varietal seed development in exchange for the exclusive marketing rights to VDH's beet seed in certain markets in the United States, Canada and Mexico. The Company has also participated in a similar joint venture with Societe Europeenne de Semences, N.V., S.A., a Belgian beet seed company ("SES"), to develop improved beet seed varieties. VDH and SES recently agreed to merge their interests to form ADVANTA SEEDS ("ADVANTA"). ADVANTA plans to introduce novel and improved varietal genetic material into the beet seed industry, which the Company believes may lead to advances in crop yield, sugar content of the beets, resistance to disease and certain plant processing benefits.

     The Company is also active in sugar beet disease control. Domestic sugar beet growing areas have varying levels of diseases that affect sugar beet quality and quantity as well as the cost of processing. The Company has a sugar beet plant pathology disease control research laboratory in Tracy, California that develops and implements disease control strategies for all of the Company's sugar beet growing areas. The Company communicates information about agricultural practices to growers through its computerized agriculture information systems and printed material, including its magazine Sugar Beet Update, published semiannually. The Company believes that these activities strengthen its relationship with its growers, which, in turn, leads to increased acreage available to the Company and enhanced production and profitability at its facilities.

     INULIN. In 1995, the Company and Cooperatie Cosun U.A., a Netherlands sugar processor ("Cosun"), formed Imperial-Suiker Unie, L.L.C. ("ISU"), a 50-50 joint venture to introduce and market inulin in North America. Inulin is a natural carbohydrate with multifunctional properties with potential both as a nutritional additive and as a functional food ingredient. Inulin is extracted from chicory roots by a process similar to sugar extraction from sugar beets. ISU has the exclusive right to market inulin and inulin-based products produced by Cosun in Canada, Mexico and the United States. The Company has also entered into various agreements to provide certain marketing and administrative services to the joint venture. Inulin is in the early stages of market development, although some commercial sales have occurred.

MANUFACTURING FACILITIES

     The Company operates four cane sugar refineries and 12 sugar beet factories. Each facility is served by adequate transportation and is maintained in good operating condition. The facilities operate continuously when in operation. The following table shows the location and capacity of each of the Company's refineries and processing plants:

                                                                APPROXIMATE DAILY
                                                                MELTING CAPACITY
                   CANE SUGAR REFINERIES                      (POUNDS OF RAW SUGAR)
                   ---------------------                      ---------------------
Sugar Land, Texas...........................................        4,000,000
Port Wentworth, Georgia.....................................        6,300,000
Gramercy, Louisiana.........................................        4,200,000
Clewiston, Florida..........................................        1,700,000
                                                                   ----------
          Total.............................................       16,200,000
                                                                   ==========

                                                                APPROXIMATE DAILY
                                                                SLICING CAPACITY
                    BEET SUGAR FACTORIES                      (TONS OF SUGAR BEETS)
                    --------------------                      ---------------------
Brawley, California.........................................          8,200
Mendota, California.........................................          4,200
Tracy, California...........................................          5,000
Woodland, California........................................          4,000
Sidney, Montana.............................................          5,700
Hereford, Texas.............................................          7,700
Torrington, Wyoming.........................................          5,700
Worland, Wyoming............................................          3,600
Caro, Michigan..............................................          4,000
Carrollton, Michigan........................................          3,400
Sebewaing, Michigan.........................................          6,000
Croswell, Michigan..........................................          4,000
                                                                    -------
          Total.............................................         61,500
                                                                    =======

     The Company also has a 43% limited partnership interest in a partnership that owns the site of a former beet sugar production facility in Moses Lake, Washington. The partnership is constructing a beet processing facility on the 1,400 acre site that is scheduled for commissioning in 1998.

RAW MATERIAL AND PROCESSING REQUIREMENTS

     RAW CANE SUGAR. The Company purchases raw cane sugar from both domestic and foreign sources of supply located in Louisiana, Florida and various foreign countries. The availability of foreign raw cane sugar is determined by the import quota level designated by applicable regulation. See "-- Industry Overview" and "-- Sugar Legislation and Other Market Factors." The Company has not experienced difficulties in the past in contracting sufficient quantities of raw cane sugar to supply its refineries.

     Raw cane sugar purchase contracts can provide for the delivery of a single cargo or for multiple cargoes over a specified period or a specified percentage of the seller's production over one or more crop years. Contract terms may provide for fixed prices but generally provide for prices based on the futures market during a specified period of time. The contracts provide for a premium if the quality of the raw cane sugar is above a specified grade or a discount if the quality is below a specified grade. Contracts generally provide that the seller pays freight, insurance charges and other costs of shipping.

     The Company contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from that purchase. The majority of the Company's industrial sales are under fixed price contracts; in order to minimize price risk in raw and refined sugar commitments, the Company generally matches refined sugar sales contracted for future delivery with the purchase or pricing of raw cane sugar. The Company uses the raw sugar futures market as a hedging and purchasing mechanism as management deems appropriate.

     The Company has access to approximately 350,000 short tons of aggregate raw sugar storage capacity, including 215,000 short tons of storage capacity at its Port Wentworth, Georgia refinery. At Port Wentworth, the Company has the ability to segregate its raw sugar inventory, which allows the Company to store bonded sugar for re-export. This capability facilitates the Company's participation in the re-export market. The Company has been active in such market and will continue to be active in the future when pricing and market conditions are favorable.

     The Company supplements its beet sugar production by refining raw cane sugar at certain of its sugar beet processing facilities.

     SUGAR BEET PURCHASES. The Company purchases sugar beets from over 2,400 independent growers, which supply the Company's factories with approximately 310,000 acres of beets. The sugar beets are purchased under contracts negotiated with associations representing growers. The Company contracts for acreage prior to the planting season based on estimated demand, marketing strategy, processing capacity and historical crop yields. The type of contract used in the western United States provides for payments to the grower based on the sugar content of the sugar beets delivered by each grower and the net selling price of refined beet sugar during the specified contract year. The type of contract used in Michigan provides for growers to share in the revenues generated by sales of pulp and molasses, as well as sales of refined sugar. Most grower contracts provide for a premium to the growers for delivering beets of superior quality. The net selling price is the gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization costs for certain facilities used in connection with marketing. Use of this type of participating contract reduces the Company's exposure to inventory price risks on its sugar beet purchases.

     The Company's beet sugar operations are dependent upon the quantity, quality and proximity of sugar beets available to its factories. Sugar beet acreage varies depending on factors such as prices anticipated by growers for sugar beets versus alternative crops, prior crop quality, productivity, availability of irrigation and weather conditions. During the crop years ended September 1995 through September 1997, the Company's sugar beet acreage under contract declined. Although such acreage under contract has recently increased, there can be no assurance that the Company's sugar beet acreage under contract will not again decline in the future. In addition, the quantity and cost of refined sugar subsequently produced from the sugar beet crop may be materially affected by the acreage harvested, disease, insects and unfavorable weather conditions during the growing, harvesting, processing and storage season.

     Once harvested, sugar beets are purchased by the Company and, in some locations, stored in piles until processed. Under some of the Company's contracts, the beet growers continue to share the risk of deterioration of the stored sugar beets with the Company. However, more frequently, the Company contractually accepts most of the risk with respect to stored sugar beets. Management believes that the geographic diversity of its growing areas reduces the risk that adverse conditions will occur company-wide; however, there can be no assurance that the Company's results of operations will not be adversely affected in future years by such risks.

     ENERGY. The primary fuel used by the Company is natural gas, although certain of the Company's factories use significant amounts of coal. The Company generates a substantial portion of the electricity used at its refineries and factories. Fuel oil can be used by the Company at certain locations both as an alternative energy source when the price is more attractive and as a backup to natural gas in the event of curtailment of gas deliveries. Natural gas and coal supplies are typically purchased under contracts for terms of one year or more, which do not contain minimum quantity requirements.

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

     OTHER RAW MATERIALS. Foundry coke and limestone are used in the beet sugar extraction process. The Company generally purchases coke under contracts with one to three year terms and utilizes rail transportation to deliver the coke to factories. Domestic coke supplies may become tighter due to environmental restrictions; the Company has the option of converting existing coke-fired equipment to natural gas should the availability and economics of coke so dictate. The Company owns a 50% share of a limestone quarry in Warren, Montana that supplies the Sidney, Montana and Worland, Wyoming factories with their annual limestone requirements. A subsidiary of the Company operates a limestone quarry in Cool, California that supplies the Company's Northern California beet processing factories with limestone. These quarries do not normally supply the Company's other factories because of high freight costs. Limestone required in the other factory operations is generally purchased from independent sources under contracts with one to five-year terms.

RESEARCH

     The Company operates research and development centers in Sugar Land, Texas and Savannah, Georgia where it conducts research relating to manufacturing process technology, factory operations, food science and new product development. In Savannah, the Company operates a "pilot plant" in connection with its research and development activities where it has developed sugar products co-crystallized with other flavors such as honey. The Company has begun to market the co-crystallized specialty products produced at the pilot plant to certain customers.

COMPETITION

     The Company competes with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners. Selling price and the ability to supply the buyer's quality and quantity requirements in a timely fashion are important competitive factors. Certain competing beet sugar processors have expanded their production capacity significantly over the past five years. The additional sugar marketed as a result of this expansion has acted to reduce refined sugar prices at times during this period. To a lesser extent, refined sugar also competes with non-nutritive or low-calorie sweeteners, principally aspartame and, to lesser extents, saccharin and acesulfam-k.

SUGAR LEGISLATION AND OTHER MARKET FACTORS

     The Company's business and results of operations are substantially affected by market factors, principally the domestic prices for refined sugar and raw cane sugar, and the quality and quantity of sugar beets available to the Company. These market factors are influenced by a variety of forces, including the number of domestic acres contracted to grow sugar beets, prices of competing crops, weather conditions and United States farm and trade policies. See
"-- Industry Overview" and "-- Raw Materials and Processing Requirements".

     The principal legislation currently supporting the price of domestic crops of sugar beets and sugarcane is the Farm Bill, which became effective July 1, 1996 and extended the sugar price support program for sugarcane and sugar beets until June 30, 2003.

     CCC LOANS. Pursuant to the Farm Bill, the Commodity Credit Corporation ("CCC") is obligated annually to make loans available to domestic first processors of sugar on existing sugar inventories from the current crop year production at 18.0 cents per pound of raw cane sugar and 22.9 cents per pound of refined beet sugar (subject to a limited right of reduction by the USDA). CCC loans under the Farm Bill are recourse loans unless the tariff rate quota for imported sugar is set at a level in excess of 1.5 million short tons raw value ("STRV"). If the tariff rate quota exceeds 1.5 million STRV, CCC loans will become non-recourse and processors will be obligated to pay participating growers a predetermined minimum support price. CCC loans mature September 30 of each year and in no event more than nine months after the month in which the loan was made. Under the Farm Bill, processors may forfeit sugar to the USDA; if the tariff rate quota is below 1.5 million STRV and the collateral for the loan is inadequate to cover the loan amount, the USDA may proceed against the processor for the difference between the loan amount and the proceeds from the sale of the forfeited sugar. Additionally, a processor will be penalized approximately 1 cent per pound for each pound of sugar forfeited. Although the Company does not currently utilize this program, it has in the past and may do so again in the future.

     TARIFF RATE QUOTA. Under the Farm Bill, the USDA utilizes the import quota and the forfeiture penalty to affect sugar price supports and prevent forfeitures under the CCC loan program. The USDA annually implements a tariff rate quota for foreign sugar, which has the effect of limiting the total available supply of sugar in the United States. The tariff rate quota controls the supply of raw sugar by setting a punitive tariff on all sugar imported for domestic consumption that exceeds the determined permitted imported quantity and is designed to make the importation of the over-quota sugar uneconomical. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar. The tariff rate quota for sugar to be allowed entry into the United States during the year ended September 30, 1997 was 2.3 million STRV; for the year ended September 30, 1998 the tariff rate quota is expected to be 2.0 million STRV. The USDA currently determines the quota by targeting an ending stocks-to-use ratio. A portion of the quota will be made available immediately with separate allocations made available periodically depending on domestic production of raw cane sugar and refined beet sugar. The Company believes that this implementation of the tariff-rate quota for foreign sugar under the Farm Bill has caused the market for raw cane sugar to be less volatile, and as a result has helped to reduce fluctuations in profitability of the Company's cane sugar operations.

     NAFTA. NAFTA contains provisions that allow for Mexico to increase its sugar exports to the United States if Mexico is projected to produce a net surplus of sugar. The terms of NAFTA restrict Mexico's exports, which may be in the form of raw or refined sugar, to the United States to no more than 25,000 STRV annually until the year 2000. Mexico's exports to the United States will be further increased in the event Mexico produces a sugar surplus for two consecutive years prior to the year 2000 or at any time thereafter. The Company's management believes that increased importation of raw cane sugar from Mexico would benefit the Company because the proximity of its Sugar Land, Texas refinery to Mexico would allow the Company to import raw cane sugar more cheaply than its competition. However, if imports are in the form of refined cane sugar, the domestic refined sugar market may be adversely affected.

EMPLOYEES

     In November 1997, the Company employed approximately 3,500 year-round employees. In addition, the Company employed 3,200 seasonal employees over the course of the crop year ended September 1997. While the Company's Port Wentworth, Georgia and Clewiston, Florida refineries use non-union labor, the Company has entered into collective bargaining agreements with union representatives with respect to the employees at all of the Company's other refineries and processing plants. The Company believes its employee and union relationships are good.

ENVIRONMENTAL REGULATION

     The Company's operations are governed by various federal, state and local environmental regulations. These regulations impose effluent and emission limitations, and requirements regarding management of water resources, air resources, toxic substances, solid waste and emergency planning. The Company has obtained or is making application for the permits required under these regulations.

     Waste water odor control is being addressed at the Company's facilities in Tracy, Mendota and Woodland, California. The soil and ground water at the Company's Mendota, California facility have high concentrations of salts. The Company has developed a prevention plan to install a clay cap on the areas of concern and to treat the affected ground water. This plan will be accomplished over a 20 to 30-year period with an expected annual cost ranging from $40,000 to $120,000. The Company has recorded a liability for the estimated costs of this project. The Company's Torrington, Wyoming facility has made significant operational modifications in order to meet more restrictive state solid waste and groundwater regulations.

     Ongoing compliance with environmental statutes and regulations has not had, and the Company does not anticipate that it will in the future have, a material adverse effect on the Company's competitive position since its competitors are subject to similar regulation. Additional capital expenditures will be required to comply with future environmental protection standards, although the amount of any further expenditures cannot be accurately estimated. Management does not believe that compliance will have a materially adverse impact on the Company's capital resources, operating results or financial condition.

ITEM 2. PROPERTIES

     The Company owns each of its cane sugar refineries and sugar beet processing plants and its corporate headquarters in Sugar Land, Texas. The Company generally leases office space and contracts for throughput and storage at warehouses and distribution stations. The Company owns additional acreage at its factories and refineries which is used primarily for settling ponds and as buffers from nearby communities or is leased as farm and pasture land. See "Business -- Manufacturing Facilities" and "Business -- Other Raw Materials".

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the quarter ended September 30, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of Imperial Holly are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of Imperial Holly:

                   NAME                     AGE*                    POSITIONS
                   ----                     ----                    ---------
James C. Kempner..........................   58    President, Chief Executive Officer and
                                                   Chief Financial Officer
Peter C. Carrothers.......................   58    Managing Director
Douglas W. Ehrenkranz.....................   40    Managing Director
Roger W. Hill.............................   58    Managing Director and President and Chief
                                                     Executive Officer of Holly
John A. Richmond..........................   51    Managing Director
William F. Schwer.........................   50    Managing Director, Secretary and General
                                                     Counsel
Brian T. Harrison.........................   42    Vice President -- Operations Development
Roy E. Henderson..........................   58    Vice President -- Administration
Calvin K. Jones...........................   51    Vice President -- Agriculture
Raymond Knecht............................   49    Vice President -- Sugar Land Cane
                                                   Operations
H. P. Mechler.............................   44    Vice President -- Accounting
Karen L. Mercer...........................   35    Vice President and Treasurer
Roy F. Silva..............................   58    Vice President -- Product Development
Robert W. Strickland......................   51    Vice President -- Beet Operations
Alan K. Lebsock...........................   45    Controller

---------------

* As of December 10, 1997.

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

     Mr. Carrothers became a Managing Director in October 1995 and had been Senior Vice President-Operations since March 1995. Mr. Carrothers joined the Company as Senior Vice President -- Logistics in May 1994. From 1990 until joining the Company, he was Vice President -- Logistics of PepsiCo Foods International and had served in various other capacities with Frito Lay, Inc., a subsidiary of PepsiCo, since 1973.

     Mr. Ehrenkranz became a Managing Director in April 1997 and had been Vice President -- Sales & Marketing since September 1995. Prior thereto, Mr. Ehrenkranz had been Director of Sales, Planning & Marketing-Development since joining the Company in April 1995. Prior to joining the Company, Mr. Ehrenkranz was Marketing Manager with PepsiCo's Taco Bell subsidiary from 1993 to 1994 and served in various positions at Procter & Gamble from 1979. His last position at Procter & Gamble before joining PepsiCo was Category Sales Manager for Folgers Coffee.

     Mr. Hill was named a Managing Director in October 1995 and had been Executive Vice President since 1988. Mr. Hill also has been President and Chief Executive Officer of Holly since 1988. Mr. Hill joined Holly in 1963 and served in various capacities, including Vice President -- Agriculture and Executive Vice President.

     Mr. Richmond became a Managing Director in April 1997 and was named Vice President -- Operations in October 1995. Mr. Richmond has been Senior Vice President and General Manager, Beet Sugar Operations, of Holly since 1993. Mr. Richmond was Senior Vice President and General Manager -- Eastern Division of Holly from June 1992 to 1993; Vice President and General Manager -- Eastern Division of Holly from December 1991 to June 1992; Vice President and Operations Manager -- Eastern Division from September 1990 to December 1991; Vice President, Technical Services and Assistant Operations Manager -- Eastern Division from July 1989 to September 1990; and Vice President, Technical Services from December 1982 to July 1989. Mr. Richmond joined Holly in 1973.

     Mr. Schwer became a Managing Director in October 1995 and was named Senior Vice President, Secretary and General Counsel of the Company in 1993. Mr. Schwer had been Vice President, Secretary and General counsel since 1989. He joined Holly as Assistant General Counsel in 1988.

     Mr. Harrison became Vice President -- Operations Development in November 1996. Previously he was Vice President -- Refinery Operations from 1993 to 1996. He was Refinery manager of Imperial from 1991 to 1992 and has served in various other capacities since he joined the Company in 1980.

     Mr. Henderson has been Vice President -- Administration since 1994. From 1981 until 1994, he was Vice President and Treasurer, and has been an employee of the Company since 1967.

     Mr. Jones was named Vice President -- Agriculture in April 1997 and had been Vice President -- Commodities since 1985. Mr. Jones has served in various positions with Holly since joining in 1969.

     Mr. Raymond Knecht has been Vice President -- Sugar Land Cane Operations since November 1996. Prior to joining the Company he was employed by Refined Sugar Incorporated as Vice President -- Operations from 1993 to 1996 and he held the same position with C & H Sugar from 1986 to 1993.

     Mr. Mechler became Vice President -- Accounting in April 1997. Mr. Mechler had been Controller since joining the Company in 1988.

     Ms. Mercer became Vice President and Treasurer in April 1997. Ms. Mercer became Treasurer in 1994 and has been an employee of the Company since 1993. Prior to joining the Company she was employed by First City, Texas -- Houston, National Association from 1988 to February 1993 and Texas Commerce Bank, National Association from February 1993 to September 1993. the last position she held at Texas Commerce Bank was Vice President -- Commercial Lending.

     Mr. Silva has been Vice President -- Product Development of the Company since 1992. Prior thereto, he served as Vice President of U.S. Food Operations for Nattermann Phospholipid, Inc., a German subsidiary of Rhone-Poulenc Rorer, from 1989 to 1992 and as its Director of Technical Development and Marketing from 1988 to 1989.

     Mr. Strickland was named Vice President -- Beet Operations in October 1995 and has been Vice President -- Operations of Holly since 1993. Mr. Strickland was Operations Coordinator for holly from 1992 to 1993 and Operations Manager, Western Division of Holly from 1988 to 1992, Mr. Strickland joined Holly in 1972.

     Mr. Lebsock became controller in April 1997 and has been Controller for Holly since October 1990. From October 1984 to September 1990, he was Assistant Controller for Holly. Mr. Lebsock joined Holly in 1974.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     Imperial Holly's Common Stock is traded on the American Stock Exchange. At December 10, 1997 there were 761 shareholders of record of the Common Stock. The following table sets forth the high and low sales price per share of Common Stock, as quoted by the American Stock Exchange, and cash dividends declared for the periods set forth below:

                                                               SALES PRICE
                                                              --------------     CASH
                     THREE MONTHS ENDED                        HIGH     LOW    DIVIDEND
                     ------------------                       ------   -----   --------
June 30, 1995...............................................  $ 9.50   $8.69    $0.04
September 30, 1995..........................................    9.19    7.88       --
December 31, 1995...........................................    8.38    5.25       --
March 31, 1996..............................................    9.63    5.38       --
June 30, 1996...............................................   12.50    7.50       --
September 30, 1996..........................................   16.75   11.25       --
December 31, 1996...........................................   16.00   14.50       --
March 31, 1997..............................................   15.38   10.50       --
June 30, 1997...............................................   13.38    9.88       --
September 30, 1997..........................................   16.00   11.63     0.03

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the last six fiscal periods is as follows (in thousands of dollars, except per share data):

                                                 SIX MONTHS
                                             SEPTEMBER 30,(1)(2)                   YEAR ENDED MARCH 31,
                                             -------------------   -----------------------------------------------------
                                               1997       1996     1997(2)      1996        1995       1994       1993
                                             --------   --------   --------   --------    --------   --------   --------
                                                      (UNAUDITED)
For The Period:
  Net Sales................................  $406,682   $393,955   $752,595   $616,450    $586,925   $655,498   $647,825
  Operating Income (Loss)..................    20,359     16,448     28,423     (2.431)     (2,091)    (4,566)     7,139
  Income (Loss) Before Extraordinary
    Item...................................     9,951      7,077     11,518     (3,218)     (5,365)    (7,965)       123
  Extraordinary Item.......................        --         --         --        604(3)       --         --     (3,509)(4)
  Net Income (Loss)........................     9,951      7,077     11,518     (2,614)     (5,365)    (7,965)    (3,386)
  Per Share Data:
  Income (Loss) Before Extraordinary
    Item...................................  $   0.70   $   0.64   $   0.92   $  (0.31)   $  (0.52)  $   0.78   $   0.01
  Extraordinary Item.......................        --         --         --       0.06(3)       --         --      (0.34)(4)
  Net Income (Loss)........................      0.70       0.64       0.92      (0.25)      (0.52)     (0.78)     (0.33)
  Cash Dividends Declared..................      0.03         --         --        .04         .16        .32        .36
At Period End:
  Total Assets.............................  $457,899   $450,983   $449,933   $325,319    $374,124   $393,660   $398,202
  Long-Term Debt -- Net....................    81,304     90,947     90,619     89,800     100,010    100,044    108,181
  Total Shareholders' Equity...............   192,959    169,993    176,956    111,043     109,977    114,737    122,462

---------------

(1) In October 1997, the Company changed its fiscal year end from March 31 to September 30.

(2) Includes the results of Spreckels since April 19, 1996, as discussed in Note 2 to the Consolidated Financial Statements.

(3) See Note 6 to the Consolidated Financial Statements.

(4) In fiscal 1993 the Company paid a make-whole premium in connection with the prepayment of a series of senior notes and recorded the charge, net of tax, as an extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Following completion of the acquisition of Savannah Foods and closing of the financing transactions discussed in Note 2 to the Consolidated Financial Statements, the Company will have term debt of approximately $546 million and a $200 million revolving credit facility. The Company's primary capital requirements are expected to include debt service, capital expenditures and working capital. The primary sources of capital are expected to be cash flow from operations and borrowings under the revolving credit facility. Based upon current and anticipated future operations and anticipated future cost savings, the Company believes that capital resources will be adequate to meet anticipated future capital requirements. There can be no assurance, however, that the Company's business will generate sufficient cash flow that, together with the other sources of capital, will enable the Company to service its indebtedness, or make anticipated capital expenditures. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing.

     As discussed in Note 2 to the Consolidated Financial Statements, the Company's financing arrangements entered into in connection with the acquisition of Savannah Foods will, and other debt instruments of the Company may, pose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities.

     The senior credit facility will incur interest at variable rates. The Company expects to enter into interest rate swap arrangements to limit its exposure to future increases in interest rates. Savannah Foods currently has forward swap arrangements which may be utilized to cover a portion of this exposure.

     The Company's capital expenditures for fiscal 1998 are expected to be approximately $58 million, including the completion of major projects to expand the Sidney, Montana factory, as well as to add bulk sugar storage and high speed packaging equipment at the Sugar Land refinery.

     The Company, as a 43% limited partner, and a Washington sugarbeet growers cooperative, as the 57% general partner, have formed a partnership which is building a new sugarbeet factory in Moses Lake, Washington. The Company has made capital contributions and advances in the form of subordinated loans to the partnership of $3 million and has contributed certain surplus production equipment. The general partner has made capital contributions to the partnership of $6 million and has contributed certain surplus equipment from an abandoned sugarbeet processing facility. Additionally, the Company and the cooperative may be required to make further subordinated loans of up to $1.7 million each, depending upon final construction costs. The remainder of the $118 million projected cash construction budget is expected to be financed by loans to the general partner who in turn will advance such funds to the partnership.

     The Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, information and operational systems have been assessed and plans are being implemented to modify or replace each affected system on a timely basis. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

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

     Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards

No. 131, "Disclosures About Segments of an Enterprise and Related Information". These statements, which are effective for the Company's fiscal year ending September 30, 1999, establish additional disclosure requirements but do not affect the measurement of results of operation. Management is evaluating what, if any, additional disclosures may be required when these statements are implemented.

RESULTS OF OPERATIONS

  Industry Environment

     The Company's results of operations are substantially dependent on market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy, that the Company is unable to predict. Certain segments of the beet sugar industry in the recent past have expanded sugarbeet acreage at rates exceeding the rate of growth in the demand for refined sugar, which along with large crop yields, put downward pressure on refined sugar prices. Smaller sugar beet crops in the fall of 1995 and 1996 increased refined sugar prices. A larger crop in the fall of 1997 has more recently caused a decrease in the market prices for refined sugar. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current Farm Bill limits the importation of raw cane sugar, affecting the supply and cost of raw material available to the Company's cane refineries. See "Business -- Sugar Legislation and Other Market Factors", "-- Competition" and "-- Industry Overview".

     Weather conditions during the growing, harvesting, processing and storage seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugar beets available for purchase as well as the costs of raw materials and processing. See "Business -- Raw Materials and Processing Requirements".

  Combined Future Operations

     As a result of the completion of the acquisition of Savannah Foods, Imperial Holly's consolidated operating results will in the future include Savannah Foods, resulting in substantial increases in sales and costs, including the impact of interest on the higher level of indebtedness and increases in depreciation and amortization.

  Six Months Ended September 30, 1997 versus 1996

     Net Sales. Net sales increased $12.7 million or 3.2% in the six months ended September 30, 1997 compared to the six months ended September 30, 1996, primarily as a result of higher refined sugar prices. Price increases resulted from smaller sugar beet crops in the fall of 1995 and 1996; a larger crop in the fall of 1997 has more recently caused a decrease in the market prices for refined sugar. A significant portion of Imperial Holly's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 and extend for up to one year. As a result, changes in Imperial Holly's realized sales prices for industrial sales tend to lag market price changes. Industrial sales contracts for the period beginning in October 1997 were written at lower prices than the prior contract year. To mitigate its exposure to future price changes, Imperial Holly enters into forward purchase contracts for raw cane sugar and utilizes a participating sugar beet purchase contract described below. Sugar sales volumes increased modestly during the six months, principally due to higher beet sugar sales.

     Cost of Sales. Cost of sales increased $7.7 million or 2.2% which, coupled with the increase in sales, resulted in the gross margin before depreciation improving to 14.2% of sales from 13.4%. Unit sugar gross margins improved as reductions in raw sugar costs and improved beet sugar operations more than offset higher sugar beet costs resulting from high selling prices and higher cane refining costs. Imperial Holly purchases sugar beets under participatory contracts which provide for a percentage sharing with the grower of the net selling price realized on refined beet sugar sales. Use of this type of contract reduces Imperial Holly's exposure to inventory price risk. The increase in sales prices during the six month period resulted in an increase in the cost of sugar beets under the participatory purchase contracts, mitigating the improvement in gross margin. As discussed in Note 1 to the Consolidated Financial Statements, Imperial Holly utilizes LIFO inventory for sugar inventories. During the six months ended September 30, 1997, Imperial Holly liquidated beginning inventory layers at costs below current year levels, reducing cost of sales approximately $.7 million.

     In recent years Imperial Holly has experienced reductions in the availability of acreage planted in sugar beets supplying its Hereford, Texas, Torrington, Wyoming and Northern California factories, resulting in reduced throughput and corresponding increases in unit manufacturing costs. Sugar beet acreage supplying each of these factories is expected to increase in fiscal 1998, although acreage is expected to remain below Imperial Holly's targeted levels. Imperial Holly has processed raw cane sugar at some of these factories, which increases throughput and lowers unit fixed manufacturing costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1.6 million or 5.5% during the six month period as increases in warehousing and advertising costs more than offset reduction in general and administrative costs, principally resulting from closure of Spreckels' Pleasanton, California office.

     Interest Expense. Interest expense declined $1.0 million during the six month period as reduced long and short-term borrowings more than offset higher short-term interest rates. In April 1997, Imperial Holly purchased and retired $8.3 million of its senior notes due 1999. Operating cash flow allowed the reduction in average short-term borrowings by approximately $19.0 million during the period.

     Other. Realized gains on marketable securities decreased $383,000; net unrealized gains which have not been recognized in Imperial Holly's results of operations increased $8.3 million to $28.3 million during the six months ended September 30, 1997. Imperial Holly's effective income tax rate was 37% for the six months ended September 30, 1997, which is higher than the statutory federal rate primarily due to state income taxes.

  Year Ended March 31, 1997 versus 1996

     Net Sales. Net sales increased $136.1 million or 22.1% in fiscal 1997 as a result of almost equal contributions from higher sugar sales prices and volumes, as well as higher beet pulp sales prices. Sugar sales prices increased as a result of smaller than usual sugar beet crops in the fall of 1995 and 1996. Increases in cane sugar sales volumes and the additional volumes attributable to the Spreckels acquisition more than offset lower sales by Imperial Holly's beet sugar operations resulting from lower refined sugar inventories in the first half of the fiscal year. Beet pulp prices began increasing late in fiscal 1996 as a result of higher feed grain prices and returned to more normal levels in the latter part of fiscal 1997.

     Cost of Sales. Cost of sales increased $100.9 million or 18.3% and gross margin before depreciation improved to 13.4% of sales in fiscal 1997 from 10.6% in fiscal 1996. Unit sugar sales margins improved as reductions in cane sugar unit manufacturing costs resulting from increased volumes and reductions in raw cane sugar costs offset higher energy costs and higher beet sugar manufacturing costs owing to reduced throughput at three of Imperial Holly's beet sugar factories. Additionally, winter flooding disrupted rail service in Northern California requiring the diversion of harvested beets in Oregon and Washington to Imperial Holly's Sidney, Montana factory. The delays in processing these beets, as well as the Sidney beets, affected beet quality and impacted processing, reducing sugar recovery and increasing costs several million dollars. The increase in sales prices for beet sugar resulted in an increase in cost of sugar beets under the participatory purchase contracts described above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.5 million resulting from increases in volume related selling and distribution costs and incentive compensation as well as increases in administrative costs associated with Spreckels Sugar Company's Pleasanton, California office which was closed in Imperial Holly's second fiscal quarter.

     Interest Expense -- Net. Interest expense -- net, increased primarily due to higher average short-term borrowings. Other income -- net includes losses on asset dispositions of approximately $700,000 in 1997 and gains of $400,000 in 1996.

     Other. Realized gains on marketable securities decreased $5.0 million in fiscal 1997; net unrealized gains which have not been recognized in Imperial Holly's results of operations increased $6.2 million and are detailed in Note 3 to Imperial Holly's Consolidated Financial Statements. The components of income tax expense and its relationship to statutory rates are detailed in Note 7 to the Consolidated Financial Statements.

  Year Ended March 31, 1996 versus 1995

     Net Sales. Net sales increased $29.5 million or 5.0% in fiscal 1996 resulting from increases in both sugar sales volumes and average sales prices. Average sales prices of refined sugar increased modestly during fiscal 1996. Spot prices began strengthening in the second-half of the fiscal year as a result of the smaller domestic sugar beet crop. By-product sales revenues were virtually unchanged as lower volumes offset the impact of higher prices. Prices began rising significantly late in the fiscal year as a result of high feed grain prices.

     Cost of Sales. Cost of sales increased $29.8 million or 5.7% as a result of both higher sales volumes and increases in unit costs. Raw cane sugar costs increased significantly during the fiscal year, particularly during the first six months, due to a tight raw sugar market. Average beet sugar manufacturing costs increased slightly as the reduced throughput from the smaller fall sugar beet crop offset cost reductions achieved in the spring processing campaigns. As discussed in Note 1 to the Consolidated Financial Statements, Imperial Holly liquidated beginning LIFO inventory layers at costs below current year cost, and charged such beginning amounts to cost of sales.

     Selling, General and Administrative. Selling, general and administrative costs declined $1.4 million or 2.6% as increases in volume related selling and distribution costs were more than offset by reductions in general and administrative expenses as well as research and development costs. During the third fiscal quarter, Imperial Holly commenced a cost reduction program in the sales, administrative and manufacturing overhead areas and recorded a charge to earnings of $475,000 for the cost of a work force reduction. Additionally, Imperial Holly recorded a $1,750,000 charge in the fourth quarter related to the closure of the Hamilton City, California factory.

     Interest Expense. Interest expense for fiscal 1996 was lower than fiscal 1995 as lower balances of both short and long-term borrowings were partially offset by higher short-term interest rates and a lower earnings credit from the interest rate swap described in Note 6 to the Consolidated Financial Statements. The interest rate swap, which was entered into to effectively convert a portion of Imperial Holly's fixed rate debt to a floating rate basis and has provided positive cash flow for each period during its term, expired in October 1996.

     Other. Realized gains on marketable securities increased $3.7 million during fiscal 1996; unrealized gains and losses, which have not been recognized in Imperial Holly's results of operations, but are shown, net of tax, as a component of shareholders' equity, are detailed in Note 3 to Imperial Holly's Consolidated Financial Statements. The components of income tax expense and its relationship to statutory rates are detailed in Note 7 to Imperial Holly's Consolidated Financial Statements. The extraordinary item is discussed in Note 6 to Imperial Holly's Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index of financial statements and financial statement schedules under Item 14.

     Unaudited quarterly financial data for the last ten fiscal quarters is as follows (in thousands of dollars, except per share amounts):

                                                                                       PER SHARE
                                                                           ----------------------------------
                                                      INCOME (LOSS)            INCOME (LOSS)
                                                 -----------------------   ----------------------
                                                    BEFORE         NET        BEFORE        NET
                                        GROSS    EXTRAORDINARY   INCOME    EXTRAORDINARY   INCOME     CASH
                           NET SALES   MARGIN        ITEM        (LOSS)        ITEM        (LOSS)   DIVIDENDS
                           ---------   -------   -------------   -------   -------------   ------   ---------
Transition Period Ended September 30, 1997(1)(2):
  June 30, 1997..........   $197,758   $29,296      $ 7,294      $ 7,294      $ 0.51       $ 0.51     $  --
  September 30, 1997.....    208,924    22,523        2,657        2,657        0.19         0.19      0.03
Fiscal Year Ended March 31, 1997(2):
  June 30, 1996..........   $179,905   $24,268      $ 4,149      $ 4,149      $ 0.40       $ 0.40     $  --
  September 30, 1996.....    214,050    22,121        2,928        2,928        0.25         0.25        --
  December 31, 1996......    189,935    19,334        1,496        1,496        0.11         0.11        --
  March 31, 1997.........    168,705    22,026        2,945        2,945        0.21         0.21        --
Fiscal Year Ended March 31, 1996:
  June 30, 1995..........   $148,824   $14,517      $   766      $ 1,146      $ 0.07       $ 0.11     $0.04
  September 30, 1995.....    165,786    13,958       (1,530)      (1,530)      (0.15)       (0.15)       --
  December 31, 1995(3)...    171,569    13,760         (419)        (195)      (0.04)       (0.02)       --
  March 31, 1996(4)......    130,271    12,337       (2,035)      (2,035)      (0.20)       (0.20)       --

---------------

(1) In October 1997, the Company changed its fiscal year end from March 31 to September 30.

(2) Includes the results of Spreckels Sugar Company since April 19, 1996. See
    Note 2 to the Consolidated Financial Statements.

(3) Results of operations for the third quarter of fiscal 1996 include a pre-tax charge of $475,000 related to the cost of a work force reduction as discussed in Note 11 to the Consolidated Financial Statements.

(4) Results of operations for the fourth quarter of fiscal 1996 include a pre-tax charge of $1,750,000 related to costs associated with the closure of Imperial Holly's Hamilton City, California factory as discussed in Note 11 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors -- Nominees", "-- Continuing Directors" and "-- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Election of Directors -- Director Remuneration", "-- Executive Compensation" and
"-- Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Election of Directors -- Security Ownership" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Election of Directors -- Compensation Committee Interlocks and Insider Participation" and "-- Other Information" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

                            ITEM                              PAGE
                            ----                              ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheets at September 30, 1997, March 31,
  1997 and 1996.............................................  F-2
Consolidated Statements of Income for the six months ended
  September 30, 1997, and 1996 (unaudited) and the years
  ended March 31, 1997, 1996 and 1995.......................  F-3
Consolidated Statements of Changes in Shareholders' Equity
  for the six months ended September 30, 1997 and the years
  ended March 31, 1997, 1996 and 1995.......................  F-4
Consolidated Statements of Cash Flow for the six months
  ended September 30, 1997, and 1996 (unaudited) and the
  years ended March 31, 1997, 1996 and 1995.................  F-5
Notes to Consolidated Financial Statements..................  F-6

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

        *3(a)            -- Restated Articles of Incorporation of the Company
                            (incorporated by reference to Exhibit 3(b) to the
                            Company's Registration Statement on Form S-4
                            (Registration No. 33-20959)).
        *3(b)            -- Articles of Amendment to Restated Articles of
                            Incorporation (incorporated by reference to Exhibit 3.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1990 (File No. 1-10307)).
        *3(c)            -- Statement of Resolution establishing Series of Shares
                            designated Series A Junior Participating Preferred Stock
                            (incorporated by reference to Exhibit 3(b) to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1990 (File No. 1-10307) (the "1990 Form
                            10-K")).
        *3(d)            -- Statement of Resolution increasing number of shares
                            designated Series A Junior Participating Preferred Stock
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1990 (File No. 1-10307)).
        *3(e)(1)         -- Rights Agreement dated as of September 14, 1989 between the Company and The Bank of New York, as Rights Agent
                            (incorporated by reference to Exhibit 1 to the Company's
                            Current Report on Form 8-K dated September 21, 1989 (File
                            No. 1-10307)).
        *3(e)(2)         -- Amendment to Rights Agreement dated as of January 27,
                            1995 (incorporated by reference to Exhibit 1 to the
                            Company's Current Report on Form 8-K dated January 27,
                            1995 (File No. 1-10307)).
        *3(f)            -- By-Laws of the Company (incorporated by reference to
                            Exhibit 3(b) to the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1989 (File No. 0-16674) (the
                            "1989 Form 10-K")).

        *3(g)(1)         -- Investor Agreement dated August 29, 1996 by and among the
                            Company, Greencore Group plc and Earlsfort Holdings B.V.
                            (incorporated by reference to Exhibit 4.3 to the
                            Company's current report on Form 8-K dated September 5,
                            1996 (File No. 1-10307) (the "September 5, 1996 Form
                            8-K")).
        *3(g)(2)         -- Registration Rights Agreement dated August 29, 1996 by
                            and among the Company, Greencore Group plc and Earlsfort
                            Holdings B.V. (incorporated by reference to Exhibit 4.2
                            to the September 5, 1996 Form 8-K).
        *3(h)            -- Agreement and Plan of Merger, dated September 12, 1997, among Imperial Holly Corporation, IHK Merger Sub
                            Corporation and Savannah Foods & Industries, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Registration Statement on Form S-4
                            (Registration No. 333-40445)(the "Savannah S-4")).
        *4(a)(1)         -- Credit Agreement, dated as of October 17, 1997, among
                            Imperial Holly Corporation, as Borrower, the Several
                            Lenders from time to time Parties thereto, Lehman
                            Brothers, Inc., as Arranger, Lehman Brothers Commercial
                            Paper, Inc., as Syndication Agent and Lehman Brothers
                            Commercial Paper, Inc., as Administrative Agent
                            (incorporated by reference to Exhibit 10.1 to the
                            Savannah S-4).
        *4(a)(2)         -- Guarantee and Collateral Agreement, dated as of October
                            17, 1997, made by Imperial Holly Corporation and certain
                            of its Subsidiaries in favor of Harris Trust and Savings
                            Bank, as Collateral Agent (incorporated by reference to
                            Exhibit 10.2 to the Savannah S-4).
        *4(b)            -- Indenture dated as of October 15, 1992 by and between the
                            Company and Texas Commerce Bank National Association, as
                            Trustee, relating to the Company's 8 3/8% Senior Notes
                            due 1999 (incorporated by reference to Exhibit 4.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1992 (File 1-10307)).

       *10(a)            -- Imperial Holly Corporation Stock Incentive Plan (as
                            amended and restated effective May 1, 1997)(incorporated
                            by reference to Exhibit 10(a) to the Company's Annual
                            Report on Form 10-K for the year ended March 31, 1997
                            (File No. 1-10307)(the "1997 Form 10-K")).
       *10(b)            -- Specimen of the Company's Employment Agreement for
                            certain of its officers (incorporated by reference to
                            Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended September 30, 1990 (File No.
                            1-10307)(the "September 1990 Form 10-Q")).
       *10(b)(2)         -- Specimen of the Company's Amendment to Employment
                            Agreement for certain of its officers (incorporated by
                            reference to Exhibit 10(c)(2) to the 1994 Form 10-K).
       *10(b)(3)         -- Schedule of Employment Agreements (incorporated by
                            referenced to Exhibit 10(a) to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1994 (File No. 1-10307) (the "September 1994 Form
                            10-Q")).
       *10(c)            -- Specimen of the Company's Severance Pay Agreements for
                            certain of its officers (incorporated by reference to
                            Exhibit 10.2 to the September 1990 Form 10-Q).
       *10(d)(1)         -- Imperial Holly Corporation Salary Continuation Plan (as
                            amended and restated effective August 1, 1994)
                            (incorporated by reference to Exhibit 10(b)(1) to the
                            September 1994 Form 10-Q).
       *10(d)(2)         -- Specimen of the Company's Salary Continuation Agreement
                            (Fully Vested) (incorporated by reference to Exhibit
                            10(b)(2) to the September 1994 Form 10-Q).

       *10(d)(3)         -- Specimen of the Company's Salary Continuation Agreement
                            (Graduated Vesting) (incorporated by reference to Exhibit
                            10(b)(3) to the September 1994 Form 10-Q).
       *10(d)(4)         -- Schedule of Salary Continuation Agreements (incorporated by reference to Exhibit 10(d)(4) to the Company's Annual
                            Report on Form 10-K for the year ended March 31, 1996
                            (File No. 1-10307) (the "1996 Form 10-K")).
       *10(e)(1)         -- Imperial Holly Corporation Benefit Restoration Plan (as
                            amended and restated effective August 1, 1994)
                            (incorporated by reference to Exhibit 10(c)(1) to the
                            September 1994 Form 10-Q).
       *10(e)(2)         -- Specimen of the Company's Benefit Restoration Agreement
                            (Fully Vested) (incorporated by reference to Exhibit
                            10(c)(2) to the September 1994 Form 10-Q).
       *10(e)(3)         -- Specimen of the Company's Benefit Restoration Agreement
                            (Graduated Vesting) (incorporated by reference to Exhibit
                            10(c)(3) to the September 1994 Form 10-Q).
       *10(e)(4)         -- Schedule of Benefit Restoration Agreements (incorporated by reference to Exhibit 10(e)(4) to the 1996 Form 10-K).
       *10(f)(1)         -- Imperial Holly Corporation Executive Benefits Trust
                            (incorporated by reference to Exhibit 10.5 to the
                            September 1990 Form 10-Q).
       *10(f)(2)         -- First Amendment to the Company's Executive Benefits Trust
                            dated June 4, 1991 (incorporated by reference to Exhibit
                            10(g)(2) to the 1994 Form 10-K).
       *10(g)            -- Imperial Holly Corporation 1989 Nonemployee Director
                            Stock Option Plan (incorporated by reference to Exhibit A
                            to the Company's Proxy Statement dated June 16, 1989 for
                            the 1989 Annual Meeting of Shareholders, File No.
                            0-16674).
       *10(h)            -- Imperial Holly Corporation Retirement Plan For
                            Nonemployee Directors (incorporated by reference to
                            Exhibit 10(j) to the 1994 Form 10-K).
       *10(i)(1)         -- Specimen of the Company's Change of Control Agreement
                            (incorporated by reference to Exhibit 10(d)(1) to the
                            September 1994 Form 10-Q).
       *10(i)(2)         -- Schedule of Change of Control Agreements (incorporated by reference to Exhibit 10(i)(2) to the 1997 Form 10-K).
       *10(j)            -- Independent Consultant Agreement between I. H. Kempner
                            III and the Company (incorporated by reference to Exhibit
                            10(k) to the 1996 Form 10-K).
       *10(k)            -- Specimen of the Company's Restricted Stock Agreement with certain of its officers (incorporated by reference to
                            Exhibit 10(k) to the 1997 Form 10-K).
       *10(l)            -- Schedule of Restricted Stock Agreements (incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K).
       *10(m)            -- Agreement of Limited Partnership of ChartCo Terminal,
                            L.P. (incorporated by reference to Exhibit 10(j) to the
                            1990 Form 10-K).
        11               -- Computation of Income Per Common Share.
        21               -- Subsidiaries of the Company.
        23               -- Independent Auditors' Consent

     (b) Reports on Form 8-K.

     During the three months ended September 30, 1997, the Company filed a Current Report on Form 8-K dated September 12, 1997. Additionally, the Company filed a Current Report on Form 8-K on November 3, 1997, and an amendment to such report on Form 8-K/A on December 8, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON DECEMBER 11, 1997.

                                            Imperial Holly Corporation

                                            By     /s/ JAMES C. KEMPNER
                                             -----------------------------------
                                                President and Chief Executive
                                                            Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON DECEMBER 11, 1997.

                      SIGNATURE                                             CAPACITY
                      ---------                                             --------

                /s/ JAMES C. KEMPNER                     President, Chief Executive Officer, Chief
-----------------------------------------------------      Financial Officer and Director (Principal
                  James C. Kempner                         Executive Officer and Principal Financial
                                                           Officer)

                  /s/ H. P. MECHLER                      Vice President, Accounting (Principal
-----------------------------------------------------      Accounting Officer)
                    H. P. Mechler

               /s/ I. H. KEMPNER, III                    Chairman of the Board of Directors
-----------------------------------------------------
                 I. H. Kempner, III

               /s/ JOHN D. CURTIN, JR.                   Director
-----------------------------------------------------
                 John D. Curtin, Jr.

                 /s/ DAVID J. DILGER                     Director
-----------------------------------------------------
                   David J. Dilger

                /s/ EDWARD O. GAYLORD                    Director
-----------------------------------------------------
                  Edward O. Gaylord

                /s/ GERALD GRINSTEIN                     Director
-----------------------------------------------------
                  Gerald Grinstein

                 /s/ ANN O. HAMILTON                     Director
-----------------------------------------------------
                   Ann O. Hamilton

                  /s/ ROGER W. HILL                      Director
-----------------------------------------------------
                    Roger W. Hill

             /s/ HARRIS L. KEMPNER, JR.                  Director
-----------------------------------------------------
               Harris L. Kempner, Jr.

                 /s/ HENRY E. LENTZ                      Director
-----------------------------------------------------
                   Henry E. Lentz

               /s/ ROBERT L. K. LYNCH                    Director
-----------------------------------------------------
                 Robert L. K. Lynch

                      SIGNATURE                                             CAPACITY
                      ---------                                             --------

               /s/ KEVIN C. O'SULLIVAN                   Director
-----------------------------------------------------
                 Kevin C. O'Sullivan

                  /s/ FAYEZ SAROFIM                      Director
-----------------------------------------------------
                    Fayez Sarofim

                /s/ DANIEL K. THORNE                     Director
-----------------------------------------------------
                  Daniel K. Thorne

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imperial Holly Corporation and subsidiaries at September 30, 1997 and March 31, 1997 and 1996, and the results of their operations and their cash flows for the six-month transition period ended September 30, 1997 and for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
November 21, 1997

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 MARCH 31,
                                                           SEPTEMBER 30,    --------------------
                                                               1997           1997        1996
                                                           -------------    --------    --------
                                                                 (IN THOUSANDS OF DOLLARS)
CURRENT ASSETS:
  Cash and temporary investments.........................    $  9,354       $  7,719    $  1,930
  Marketable securities..................................      55,883         48,963      37,373
  Accounts receivable -- trade...........................      62,158         52,157      37,251
  Income tax receivable..................................          --          3,400       1,485
  Inventories:
     Finished products...................................      92,815        119,206      61,702
     Raw and in-process materials........................      17,623         12,428      15,929
     Supplies............................................      16,937         16,392      12,124
  Manufacturing costs prior to production................      22,357         20,888      12,476
  Prepaid expenses.......................................       5,448          3,994       3,260
                                                             --------       --------    --------
          Total current assets...........................     282,575        285,147     183,530
NOTES RECEIVABLE.........................................       1,285          1,168       1,195
OTHER INVESTMENTS........................................      14,646         11,949       6,702
PROPERTY, PLANT AND EQUIPMENT -- Net.....................     154,751        146,402     124,103
OTHER ASSETS.............................................       4,362          5,267       9,789
                                                             --------       --------    --------
          TOTAL..........................................    $457,619       $449,933    $325,319
                                                             ========       ========    ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable -- trade..............................    $ 53,923       $ 42,492    $ 37,937
  Short-term borrowings..................................      43,091         62,470      31,839
  Current maturities of long-term debt...................       1,173          1,017           8
  Deferred income taxes -- net...........................      24,327         16,256       8,248
  Other current liabilities..............................      29,659         29,006      23,772
                                                             --------       --------    --------
          Total current liabilities......................     152,173        151,241     101,804
                                                             --------       --------    --------
LONG-TERM DEBT -- Net of current maturities..............      81,304         90,619      89,800
DEFERRED INCOME TAXES -- Net.............................      21,236         21,453      21,320
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS.............       9,947          9,664       1,352
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
  Preferred stock, without par value, issuable in series;
     5,000,000 shares authorized, none issued............          --             --          --
  Common stock, without par value; 50,000,000 shares
     authorized..........................................      83,707         82,620      32,276
  Retained earnings......................................      90,870         81,347      69,829
  Unrealized securities gains -- net of income taxes.....      18,382         12,989       8,938
                                                             --------       --------    --------
          Total shareholders' equity.....................     192,959        176,956     111,043
                                                             --------       --------    --------
          TOTAL..........................................    $457,619       $449,933    $325,319
                                                             ========       ========    ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                           SIX MONTHS ENDED
                                             SEPTEMBER 30,                  YEAR ENDED MARCH 31,
                                       -------------------------   ---------------------------------------
                                          1997          1996          1997          1996          1995
                                       -----------   -----------   -----------   -----------   -----------
                                                     (UNAUDITED)
                                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
NET SALES............................  $   406,682   $   393,955   $   752,595   $   616,450   $   586,925
                                       -----------   -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  Cost of sales......................      348,869       341,157       651,677       550,782       520,996
  Selling, general and
    administrative...................       30,668        29,057        57,722        53,193        54,591
  Depreciation and amortization......        6,786         7,293        14,773        12,681        13,429
  Restructuring charges (Note 11)....           --            --            --         2,225            --
                                       -----------   -----------   -----------   -----------   -----------
         Total.......................      386,323       377,507       724,172       618,881       589,016
                                       -----------   -----------   -----------   -----------   -----------
OPERATING INCOME (LOSS)..............       20,359        16,448        28,423        (2,431)       (2,091)
INTEREST EXPENSE -- Net..............       (5,301)       (6,337)      (12,430)      (11,207)      (11,426)
REALIZED SECURITIES GAINS -- Net.....           11           394           426         5,389         1,649
OTHER INCOME -- Net..................          724           652         1,269         3,173         3,219
                                       -----------   -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM.................       15,793        11,157        17,688        (5,076)       (8,649)
PROVISION (CREDIT) FOR INCOME
  TAXES..............................        5,842         4,080         6,170        (1,858)       (3,284)
                                       -----------   -----------   -----------   -----------   -----------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM...............................        9,951         7,077        11,518        (3,218)       (5,365)
EXTRAORDINARY ITEM -- Net of tax of
  $325 (Note 6)......................           --            --            --           604            --
                                       -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)....................  $     9,951   $     7,077   $    11,518   $    (2,614)  $    (5,365)
                                       ===========   ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK:
  Income (loss) before extraordinary
    item.............................  $      0.70   $      0.64   $      0.92   $     (0.31)  $     (0.52)
  Extraordinary item -- Net..........           --            --            --          0.06            --
                                       -----------   -----------   -----------   -----------   -----------
  Net income (loss)..................  $      0.70   $      0.64   $      0.92   $     (0.25)        (0.52)
                                       ===========   ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING........................   14,247,193    11,009,476    12,576,489    10,300,487    10,266,229
                                       ===========   ===========   ===========   ===========   ===========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         COMMON STOCK                  UNREALIZED    PENSION
                                     --------------------   RETAINED   SECURITIES   LIABILITY
                                       SHARES     AMOUNT    EARNINGS     GAINS      ADJUSTMENT    TOTAL
                                     ----------   -------   --------   ----------   ----------   --------
                                                          (IN THOUSANDS OF DOLLARS)
BALANCE, APRIL 1, 1994.............  10,252,959   $31,780   $79,862     $ 3,804       $(709)     $114,737
  Net loss.........................          --       --     (5,365)         --          --        (5,365)
  Cash dividend ($.16 per share)...          --       --     (1,643)         --          --        (1,643)
  Exercise of stock options........       7,582       66         --          --          --            66
  Employee stock purchase plan.....      22,904      200         --          --          --           200
  Change in unrealized securities
    gains -- net...................          --       --         --       1,831          --         1,831
  Pension liability adjustment.....          --       --         --          --         151           151
                                     ----------   -------   -------     -------       -----      --------
BALANCE, MARCH 31, 1995............  10,283,445   32,046     72,854       5,635        (558)      109,977
  Net loss.........................          --       --     (2,614)         --          --        (2,614)
  Cash dividends ($.04 per
    share).........................          --       --       (411)         --          --          (411)
  Exercise of stock options........      11,445       85         --          --          --            85
  Employee stock purchase plan.....      17,617      145         --          --          --           145
  Change in unrealized securities
    gains -- net...................          --       --         --       3,303          --         3,303
  Pension liability adjustment.....          --       --         --          --         558           558
                                     ----------   -------   -------     -------       -----      --------
BALANCE, MARCH 31, 1996............  10,312,507   32,276     69,829       8,938           0       111,043
  Net income.......................          --       --     11,518          --          --        11,518
  Exercise of stock options........      14,411      147         --          --          --           147
  Employee stock purchase plan.....       9,517      115         --          --          --           115
  Nonemployee director compensation
    plan...........................      21,760      301         --          --          --           301
  Private placement of common
    stock..........................   3,800,000   49,781         --          --          --        49,781
  Change in unrealized securities
    gains -- net...................          --       --         --       4,051          --         4,051
                                     ----------   -------   -------     -------       -----      --------
BALANCE, MARCH 31, 1997............  14,158,195   82,620     81,347      12,989           0       176,956
  Net income.......................          --       --      9,951          --          --         9,951
  Cash dividend ($0.03 per
    share).........................          --       --       (428)         --          --          (428)
  Exercise of stock options........       8,547       53         --          --          --            53
  Employee stock purchase and
    compensation plans.............      92,373      733         --          --          --           733
  Nonemployee director compensation
    plan...........................      24,660      301         --          --          --           301
  Change in unrealized securities
    gains -- net...................          --       --         --       5,393          --         5,393
                                     ----------   -------   -------     -------       -----      --------
BALANCE, SEPTEMBER 30, 1997........  14,283,775   $83,707   $90,870     $18,382       $   0      $192,959
                                     ==========   =======   =======     =======       =====      ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                            SIX MONTHS ENDED
                                             SEPTEMBER 30,             YEAR ENDED MARCH 31,
                                         ----------------------   -------------------------------
                                           1997        1996         1997       1996        1995
                                         --------   -----------   --------   ---------   --------
                                                    (UNAUDITED)
                                                        (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
  Net income (loss)....................  $  9,951      $  7,077   $ 11,518   $  (2,614)  $ (5,365)
  Adjustments for noncash and
     nonoperating items:
     Extraordinary item -- net.........        --            --         --        (604)        --
     Depreciation......................     6,786         7,293     14,773      12,681     13,429
     Deferred income tax provision.....     5,155         3,633      5,760      (1,737)    (3,294)
     Other.............................       369           185      1,164      (5,203)    (2,021)
  Working capital changes (excluding
     working capital acquired in the
     Spreckels acquisition):
     Receivables.......................    (6,601)      (19,725)   (10,172)       (502)     5,380
     Inventory.........................    20,651        (2,373)   (22,564)     45,408      8,914
     Deferred and prepaid costs........    (2,923)         (546)    (1,105)        627      1,814
     Accounts payable..................    11,431        (6,536)    (6,997)     (6,819)       989
     Other liabilities.................     1,011         2,054     (1,285)     (3,361)     2,358
                                         --------      --------   --------   ---------   --------
  Operating cash flow..................    45,830        (8,938)    (8,908)     37,876     22,204
                                         --------      --------   --------   ---------   --------
INVESTING ACTIVITIES:
  Acquisition of Spreckels.............        --       (36,175)   (36,287)         --         --
  Capital expenditures.................   (15,214)       (5,345)   (12,322)     (8,890)    (7,850)
  Investment in marketable
     securities........................    (5,395)       (3,908)    (7,044)     (6,537)    (6,675)
  Proceeds from sale or maturity of
     marketable securities.............     6,798         1,612      2,139      14,974      4,344
  Proceeds from sale of fixed assets...       205            35        109       1,478      5,915
  Other investments....................    (3,007)           --     (2,872)       (741)       245
  Other................................       350          (857)     4,207         864        131
                                         --------      --------   --------   ---------   --------
  Investing cash flow..................   (16,263)      (44,638)   (52,070)      1,148     (3,890)
                                         --------      --------   --------   ---------   --------
FINANCING ACTIVITIES:
  Private placement of common stock....        --        49,781     49,781          --         --
  Short-term borrowings:
     Bank borrowings -- net............    34,391        48,322      4,180      (5,431)   (15,721)
     CCC borrowings -- advances........        --        35,079     93,014     153,143     76,307
     CCC borrowings -- repayments......   (53,770)      (74,960)   (79,125)   (176,965)   (76,280)
  Repayment of long-term debt..........    (9,159)         (806)    (1,595)     (9,324)       (67)
  Dividends paid.......................      (428)           --         --        (411)    (1,643)
  Stock option proceeds and other......     1,034           372        512         208        221
                                         --------      --------   --------   ---------   --------
  Financing cash flow..................   (27,932)       57,788     66,767     (38,780)   (17,183)
                                         --------      --------   --------   ---------   --------
INCREASE IN CASH AND TEMPORARY
  INVESTMENTS..........................     1,635         4,212      5,789         244      1,131
CASH AND TEMPORARY INVESTMENTS,
  BEGINNING OF YEAR....................     7,719         1,930      1,930       1,686        555
                                         --------      --------   --------   ---------   --------
CASH AND TEMPORARY INVESTMENTS, END OF
  YEAR.................................  $  9,354      $  6,142   $  7,719   $   1,930   $  1,686
                                         ========      ========   ========   =========   ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1997, MARCH 31, 1997, 1996 AND 1995

1. ACCOUNTING POLICIES

     The Company -- The consolidated financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates in one domestic business segment -- the production and sale of refined sugar and related products. The Company is significantly affected by market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally the limitations on importation of raw cane sugar for domestic consumption. In addition, agricultural conditions in the Company's growing areas may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing.

     A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 and extend for up to one year. The Company contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from the purchase. To mitigate its exposure to future price changes, the Company attempts to match refined sugar sales contracted for future delivery with the purchase or pricing of raw cane sugar when feasible. Additionally, the Company utilizes a participatory sugar beet purchase contract, described below, which relates the cost of sugarbeets to the net selling price realized on refined beet sugar sales.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

     Change in Fiscal Year -- In October 1997, the Company changed its fiscal year end from March 31 to September 30. As used herein, the terms fiscal 1997, fiscal 1996 and fiscal 1995 refer to the twelve months ended March 31, 1997, 1996 and 1995, respectively.

     Cash and Temporary Investments -- Temporary investments consist of short-term, highly liquid investments with maturities of 90 days or less at the time of purchase.

     Marketable Securities -- All of the Company's marketable securities are classified as "available for sale", and accordingly, are reflected in the Consolidated Balance Sheet at fair market value, with the aggregate unrealized gain, net of related deferred tax liability, included as a component of shareholders' equity. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method.

     Inventories -- Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in first-out ("LIFO") method. All other costs are determined under the first-in first-out ("FIFO") method.

     If only the FIFO cost method had been used, inventories would have been higher by $18.9 million at September 30, 1997, $19.2 million at March 31, 1997 and $12.9 million at March 31, 1996. Reductions in inventory quantities in the six month period ended September 30, 1997 and fiscal 1996 and 1995 resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years. The effect of these liquidations was to increase net income by about $468,000 ($0.03 per share) in the six month period ended September 30, 1997, $1,385,000 ($0.13 per share) in fiscal 1996 and decrease net income by about $114,000 ($0.01 per share) in fiscal 1995.

     Sugarbeets Purchased -- Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond the fiscal year end. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized to date for sugar sold in each of the contract years through the end of the fiscal year. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area.

     Manufacturing Costs Prior to Production -- Certain manufacturing costs incurred between processing periods which are necessary to prepare the factory for the next processing campaign are deferred and allocated to the cost of sugar produced in the subsequent campaign.

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

     Pending Accounting Pronouncements -- In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128"). This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for both interim and annual periods ending after December 15, 1997. The Company's current EPS calculation conforms to basic EPS. Diluted EPS as defined by SFAS No. 128 is not expected to be materially different from basic EPS.

     Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". These statements, which are effective for the Company's fiscal year ending September 30, 1999, establish additional disclosure requirements but do not affect the measurement of results of operation. Management is evaluating what, if any, additional disclosures may be required when these statements are implemented.

2. ACQUISITIONS

     On September 12, 1997, the Company entered into an Agreement and Plan of Merger with Savannah Foods and Industries, Inc., a Georgia based producer and marketer of sugar and related products ("Savannah Foods"), wherein it agreed to acquire Savannah Foods in a two step transaction. The Company completed the first step on October 17, 1997, when it accepted for payment pursuant to a tender offer shares representing 50.1% of Savannah Foods outstanding common stock for aggregate consideration of $292 million cash (the "Equity Tender"). In the second step, expected to be completed in December 1997, Savannah Foods will be merged with a subsidiary of the Company (the "Merger"); Savannah Foods will survive the Merger as a wholly-owned subsidiary of the Company. In consideration for the Merger, Savannah Foods stockholders will receive $78.6 million cash and
9.2 million to 12.0 million shares of the Company's common stock, depending on the market value of the Company's common stock prior to the Merger.

     To finance the Equity Tender, finance a tender offer for the Company's
8 3/8% Senior Notes due 1999 (The "Debt Tender") and replace the Company's existing credit facilities, the Company obtained a credit facility, (the "Tender Credit Facility") from an affiliate of Lehman Brothers, Inc. ("Lehman"), consisting of a $292 million term loan and a $210 million revolving credit facility. The Tender Credit Facility is secured by substantially all of the Company's assets and matures on the earlier of the date of the Merger or January 15, 1998. The Company has a financing commitment letter from Lehman to provide funds for the cash portion of the Merger and to refinance the Tender Credit Facility under one of two options: a) senior secured term loans aggregating $255 million, a $200 million senior secured revolving credit facility and $250 million senior subordinated notes offering; or b) $505 million senior secured term loans and a $200 million senior secured revolving credit facility. The financing provided by Lehman is expected to contain various restrictions and covenants that may limit the Company's ability to incur additional debt, make capital expenditures or pay dividends.

     The acquisition will be accounted for as a purchase and Savannah Foods' results of operations will be included in the Company's consolidated financial statements commencing October 17, 1997. Purchased intangibles, which include brand related intangibles and the excess of purchase price over the book value of net assets acquired ("goodwill"), are estimated to total $288 million and will be amortized over 40 years. Unaudited, summarized pro forma operating results as if the acquisition and related financing transactions had occurred on April 1, 1996, and assuming the maximum number of shares of the Company's common stock had been issued, are as follows (in thousands of dollars, except per share amounts):

                                                            SIX MONTHS
                                                               ENDED        TWELVE MONTHS
                                                           SEPTEMBER 30,        ENDED
                                                               1997         MARCH 31, 1997
                                                           -------------    --------------
Net sales..............................................     $1,018,911        $1,923,324
Operating income.......................................         54,189            68,980
Income before extraordinary item.......................         17,158             6,736
Income before extraordinary item per share
  of common stock......................................     $     0.64        $     0.27

     On April 19, 1996, the Company acquired all of the outstanding capital stock of Spreckels Sugar Company, Inc. and Limestone Products Company, Inc. (collectively "Spreckels"), a California based beet sugar processor for $35.3 million. The acquisition was accounted for as a purchase and Spreckels' results of operations are included in these consolidated financial statements commencing April 19, 1996.

3. INVESTMENTS

     Marketable securities consisted of the following (in thousands of dollars):

                                                           SEPTEMBER 30, 1997
                                                 --------------------------------------
                                                                       GROSS UNREALIZED
                                                              FAIR         HOLDING
                                                 AMORTIZED   MARKET    ----------------
                                                   COST       VALUE     GAINS    LOSSES
                                                 ---------   -------   -------   ------
US Government securities due 1997 through
  1998.........................................   $ 7,646    $ 7,643   $     8   $  (11)
Common stocks..................................    19,957     48,240    28,283       --
                                                  -------    -------   -------   ------
          Total................................   $27,603    $55,883   $28,291   $  (11)
                                                  =======    =======   =======   ======

                                                             MARCH 31, 1997
                                                 --------------------------------------
                                                                       GROSS UNREALIZED
                                                              FAIR         HOLDING
                                                 AMORTIZED   MARKET    ----------------
                                                   COST       VALUE     GAINS    LOSSES
                                                 ---------   -------   -------   ------
US Government securities.......................   $ 9,226    $ 9,222   $     8   $  (12)
Common stocks..................................    19,755     39,741    20,085      (99)
                                                  -------    -------   -------   ------
          Total................................   $28,981    $48,963   $20,093   $ (111)
                                                  =======    =======   =======   ======

                                                             MARCH 31, 1996
                                                 --------------------------------------
                                                                       GROSS UNREALIZED
                                                              FAIR         HOLDING
                                                 AMORTIZED   MARKET    ----------------
                                                   COST       VALUE     GAINS    LOSSES
                                                 ---------   -------   -------   ------
US Government securities.......................   $ 4,881    $ 4,937   $    56   $   --
Common stocks..................................    18,740     32,436    13,696       --
                                                  -------    -------   -------   ------
          Total................................   $23,621    $37,373   $13,752   $   --
                                                  =======    =======   =======   ======

     Realized securities gains are reported net of realized losses of $28,000, $2,000, and $106,000 in fiscal years 1997, 1996 and 1995, respectively. There were no realized securities losses during the six months ended September 30, 1997. Marketable securities with a market value of $13.5 million at September 30, 1997 were pledged to secure certain insurance and other obligations.

     Other investments include the Company's royalty interest in a coal seam methane gas project, which is accounted for at amortized cost and its investment in a limited partnership which is constructing a beet sugar factory in Washington state which is accounted for on the equity method.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30, 1997 consisted of the following (in thousands of dollars):

                                                                         MARCH 3L,
                                                   SEPTEMBER 30,    --------------------
                                                       1997           1997        1996
                                                   -------------    --------    --------
Land.............................................    $ 20,167       $ 19,949    $ 13,682
Buildings, machinery and equipment...............     273,536        271,002     251,949
Construction in progress.........................      14,572          5,440       2,094
                                                     --------       --------    --------
          Total..................................     308,275        296,391     267,725
Less accumulated depreciation....................     153,524        149,989     143,622
                                                     --------       --------    --------
Property, Plant and Equipment -- Net.............    $154,751       $146,402    $124,103
                                                     ========       ========    ========

5. SHORT-TERM BORROWINGS

     At September 30, 1997, the Company had working capital financing available from domestic banks under a $110,000,000 unsecured revolving credit line which provided for interest on advances at floating or negotiated rates and required commitment fees. The Company also has short-term borrowing facilities available from banks on an uncommitted basis aggregating $55,000,000 at September 30, 1997; interest on these borrowings was on a negotiated rate basis. These credit facilities were replaced in October 1997 by the Tender Credit Facility discussed in Note 2.

     Additionally, in the past the Company has borrowed short-term from the Commodity Credit Corporation ("CCC") under the USDA's price support loan program. CCC borrowings are secured by refined beet sugar inventory and are recourse or nonrecourse to the Company depending upon certain regulatory conditions.

     Outstanding borrowings were as follows (in thousands of dollars):

                                                                          MARCH 3L,
                                                     SEPTEMBER 30,    ------------------
                                                         1997          1997       1996
                                                     -------------    -------    -------
Commodity Credit Corporation.......................     $    --       $53,770    $27,319
Bank working capital financing.....................      43,091         8,700      4,520
                                                        -------       -------    -------
          Total....................................     $43,091       $62,470    $31,839
                                                        =======       =======    =======
Weighted Average Interest Rate.....................       6.89%         6.70%      5.36%
                                                        =======       =======    =======

6. LONG-TERM DEBT

     Long-term debt was as follows (in thousands of dollars):

                                                                          MARCH 31,
                                                     SEPTEMBER 30,    ------------------
                                                         1997          1997       1996
                                                     -------------    -------    -------
8 3/8% senior notes................................     $81,172       $89,468    $89,800
Other, principally equipment capital leases........       1,305         2,168          8
                                                        -------       -------    -------
Total long-term debt...............................      82,477        91,636     89,808
Less current maturities............................       1,173         1,017          8
                                                        -------       -------    -------
Long-term debt, net................................     $81,304       $90,619    $89,800
                                                        =======       =======    =======

     The Company's 8 3/8% Senior Notes due 1999 do not require principal payments prior to maturity. In connection with the Debt Tender discussed in Note 2, Senior Notes with a principal amount of $75,371,000 were purchased in October 1997, and the indenture relating to the Senior Notes was amended to, among other things, remove restrictions on the Company's ability to create liens on certain properties. The Company will report as an extraordinary item for the quarter ending December 31, 1997 a loss of $1,967,000 on such purchase. In fiscal 1996, the Company purchased and retired a portion of the Senior Notes for amounts less than book value, and the Company reported such difference, net of tax, as an extraordinary item.

     The Company had an interest rate swap agreement which expired in October 1996; income (loss) on such swap was ($3,000) in fiscal 1997, $289,000 in fiscal 1996, and $643,000 in fiscal 1995 and is reported in interest expense-net.

     Cash paid for interest on short and long-term debt was $6,987,787 for the six month period ended September 30, 1997, $11,949,000, $12,228,000, and
$11,463,000 for the fiscal years ended March 31, 1997, 1996 and 1995 respectively. Interest capitalized as part of the cost of constructing assets was $272,000 for the six months ended September 30, 1997. Such amount was not significant in fiscal 1997, 1996 or 1995.

7. INCOME TAXES

     The components of the consolidated income tax provision (credit), including amounts reported as an extraordinary item, were as follows (in thousands of dollars):

                                           SIX MONTHS
                                              ENDED            YEAR ENDED MARCH 31,
                                          SEPTEMBER 30,    -----------------------------
                                              1997          1997       1996       1995
                                          -------------    -------    -------    -------
Federal:
  Current...............................     $   --        $    20    $   109    $   (36)
  Tax benefit of operating loss
     carryforward.......................      1,551         (1,762)    (1,452)    (1,636)
  Deferred..............................      3,604          7,522       (285)    (1,658)
State...................................        687            390         95         46
                                             ------        -------    -------    -------
  Total.................................     $5,842        $ 6,170    $(1,533)   $(3,284)
                                             ======        =======    =======    =======

     The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities were as follows (in thousands of dollars):

                                                                    SEPTEMBER 30, 1997
                                                              -------------------------------
                                                              ASSETS   LIABILITIES    TOTAL
                                                              ------   -----------   --------
Current:
  Marketable securities valuation differences...............  $   --    $ (9,899)    $ (9,899)
  Inventory valuation differences, principally purchase
     accounting.............................................      --     (12,230)     (12,230)
  Manufacturing costs prior to production deducted
     currently..............................................      --     (10,168)     (10,168)
  Accruals not currently deductible.........................   2,272          --        2,272
  Alternate minimum tax differences.........................     903          --          903
  Operating loss carryforward (expiring in 2010, 2011 and
     2012)..................................................   3,332          --        3,332
  Other.....................................................   1,463          --        1,463
                                                              ------    --------     --------
          Total current.....................................   7,970     (32,297)     (24,327)
                                                              ------    --------     --------
Noncurrent:
  Depreciation differences, including purchase accounting...      --     (22,329)     (22,329)
  Pension cost differences..................................     480          --          480
  Accruals not currently deductible.........................   1,052          --        1,052
  Other.....................................................     694      (1,133)        (439)
                                                              ------    --------     --------
          Total noncurrent..................................   2,226     (23,462)     (21,236)
                                                              ------    --------     --------
          Total.............................................  $9,932    $(55,759)    $(45,563)
                                                              ======    ========     ========

                                                                MARCH 31,
                                 -----------------------------------------------------------------------
                                               1997                                 1996
                                 --------------------------------   ------------------------------------
                                 ASSETS    LIABILITIES    TOTAL       ASSETS      LIABILITIES    TOTAL
                                 -------   -----------   --------   -----------   -----------   --------
Current:
  Marketable securities
     valuation differences.....       --    $ (6,994)    $ (6,994)        --         $ (4,813)  $ (4,813)
  Inventory valuation
     differences, principally
     purchase accounting.......       --     (12,324)     (12,324)        --           (6,320)    (6,320)
  Manufacturing costs prior to
     production deducted
     currently.................       --      (7,311)      (7,311)        --           (4,366)    (4,366)
  Accruals not currently
     deductible................  $ 2,446          --        2,446     $2,081               --      2,081
  Alternate minimum tax
     differences...............      903          --          903        903               --        903
  Operating loss
     carryforward..............    5,919          --        5,919      3,172               --      3,172
  Other........................    1,105          --        1,105      1,135              (40)     1,095
                                 -------    --------     --------     ------         --------   --------
          Total current........   10,373     (26,629)     (16,256)     7,291          (15,539)    (8,248)
                                 -------    --------     --------     ------         --------   --------
Noncurrent:
  Depreciation differences,
     including purchase
     accounting................       --     (22,160)     (22,160)        --          (18,443)   (18,443)
  Pension cost differences.....    1,153          --        1,153         --           (1,711)    (1,711)
  Accruals not currently
     deductible................      658          --          658        154               --        154
  Other........................       --      (1,104)      (1,104)        --           (1,320)    (1,320)
                                 -------    --------     --------     ------         --------   --------
          Total noncurrent.....    1,811     (23,264)     (21,453)       154          (21,474)   (21,320)
                                 -------    --------     --------     ------         --------   --------
          Total................  $12,184    $(49,893)    $(37,709)    $7,445         $(37,013)  $(29,568)
                                 =======    ========     ========     ======         ========   ========

     The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company's income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

                                               SIX MONTHS
                                                  ENDED          YEAR ENDED MARCH 31,
                                              SEPTEMBER 30,   --------------------------
                                                  1997         1997     1996      1995
                                              -------------   ------   -------   -------
Income taxes computed at the statutory
  federal rate..............................     $5,527       $6,191   $(1,451)  $(3,027)
Nontaxable interest and dividends...........       (121)        (217)     (251)     (299)
  State income taxes........................        447          253        62        30
  Foreign sales corporation.................        (30)         (60)      (59)      (68)
  Other.....................................         19            3       166        80
                                                 ------       ------   -------   -------
     Total..................................     $5,842       $6,170   $(1,533)  $(3,284)
                                                 ======       ======   =======   =======

     Income taxes paid were $1,937,000 in the six months ended September 30, 1997 and $2,300,000 in fiscal 1997 and $213,000 in fiscal 1996; income tax refunds received were $3,778,000 in 1995.

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

     The aggregate net periodic pension cost for these plans included the following components (in thousands of dollars):

                                                                     MARCH 31,
                                         SEPTEMBER 30,    -------------------------------
                                             1997           1997        1996       1995
                                         -------------    --------    --------    -------
Company-sponsored plans:
  Service cost for benefits earned
     during the period.................    $  1,359       $  2,756    $  2,089    $ 2,128
  Interest cost on projected benefit
     obligation........................       2,927          5,883       2,653      2,348
  Actual return on plan assets.........     (20,145)       (15,675)    (10,141)    (4,439)
  Net amortization and deferral........      16,839         10,355       8,377      3,254
                                           --------       --------    --------    -------
  Net periodic pension cost -- Company-
     sponsored plans...................         980          3,319       2,978      3,291
  Industry-wide plan for certain
     unionized employees...............         212            432         438        459
                                           --------       --------    --------    -------
          Total pension cost...........    $  1,192       $  3,751    $  3,416    $ 3,750
                                           ========       ========    ========    =======

     The funded status of the Company-sponsored plans was as follows (in thousands of dollars):

                                                                 SEPTEMBER 30, 1997
                                                         ----------------------------------
                                                         PLANS FOR WHICH    PLANS FOR WHICH
                                                           ACCUMULATED       ASSETS EXCEED
                                                            BENEFITS          ACCUMULATED
                                                          EXCEED ASSETS        BENEFITS
                                                         ---------------    ---------------
Actuarial present value of projected benefit
  obligations:
  Accumulated benefit obligations:
     Vested............................................      $1,666            $ 65,352
     Nonvested.........................................          19               5,071
                                                             ------            --------
          Total accumulated benefit obligations........       1,685              70,423
Effect of projected future salary increases............         341              10,430
                                                             ------            --------
  Projected benefit obligations........................       2,026              80,853
Plan assets at fair value (primarily listed stocks and
  bonds)...............................................          --             104,153
                                                             ------            --------
Projected benefit obligations over (under) plan
  assets...............................................       2,026             (23,300)
Prior service cost of plan amendments..................        (893)             (3,136)
Unrecognized net gains (losses):
  Arising at transition date...........................        (518)                176
  Arising subsequent to transition date................         154              30,165
Adjustment for additional liability....................         916                  --
                                                             ------            --------
Accrued pension cost...................................      $1,685            $  3,905
                                                             ======            ========
Assumptions used:
  Current discount rate for plan liabilities...........         7.5%                7.5%
  Projected annual rate of increase in compensation
     levels............................................         5.0%                5.0%
  Assumed long-term return on plan assets..............         8.0%                8.0%

                                                                           MARCH 31,
                                             ---------------------------------------------------------------------
                                                           1997                                1996
                                             ---------------------------------   ---------------------------------
                                             PLANS FOR WHICH   PLANS FOR WHICH   PLANS FOR WHICH   PLANS FOR WHICH
                                               ACCUMULATED      ASSETS EXCEED      ACCUMULATED      ASSETS EXCEED
                                                BENEFITS         ACCUMULATED        BENEFITS         ACCUMULATED
                                              EXCEED ASSETS       BENEFITS        EXCEED ASSETS       BENEFITS
                                             ---------------   ---------------   ---------------   ---------------
Actuarial present value of projected
  benefit obligations:
  Accumulated benefit obligations:
    Vested.................................      $27,039           $37,458           $ 9,055           $17,832
    Nonvested..............................        1,210             1,049               668               433
                                                 -------           -------           -------           -------
         Total accumulated benefit
           obligations.....................       28,249            38,507             9,723            18,265
Effect of projected future salary
  increases................................        1,219             8,279               715             8,434
                                                 -------           -------           -------           -------
  Projected benefit obligations............       29,468            46,786            10,438            26,699
Plan assets at fair value (primarily listed
  stocks and bonds)........................       25,649            60,850             6,889            31,888
                                                 -------           -------           -------           -------
Projected benefit obligations over (under)
  plan assets..............................        3,819           (14,064)            3,549            (5,189)
Prior service cost of plan amendments......       (2,651)           (1,628)           (2,118)               22
Unrecognized net gains (losses):
  Arising at transition date...............         (675)              215              (989)              293
  Arising subsequent to transition date....        2,793            16,902              (175)            3,108
Adjustment for additional liability........        1,671                --             2,567                --
                                                 -------           -------           -------           -------
Accrued (prepaid) pension cost.............      $ 4,957           $ 1,425           $ 2,834           $(1,766)
                                                 =======           =======           =======           =======
Assumptions used:
  Current discount rate for plan
    liabilities............................          8.0%              8.0%              7.5%              7.5%
  Projected annual rate of increase in
    compensation levels....................          5.0%              5.0%              5.5%              5.5%
  Assumed long-term return on plan
    assets.................................          8.0%              8.0%              8.0%              8.0%

     401(k) Plans -- Substantially all of the Company's nonbargaining unit employees may elect to defer up to 15% of their annual compensation in the Company's 401(k) Tax Deferred Savings Plan. The Company may make discretionary matching contributions of up to 38% of the first $2,500 contributed by an employee. The Company also provides 401(k) plans for certain bargaining unit groups which allow participating employees to defer up to 15% of their annual compensation. The amounts charged to expense for these plans were not significant.

     Employee Stock Purchase Plan -- In July 1993, the shareholders approved an amended and restated employee stock purchase plan and reserved 1,000,000 shares of common stock. The plan provides substantially all year-round employees the option to purchase shares of common stock either through open market purchases at market value or directly from the Company at 85% of market value. The amounts charged to compensation expense for the discount on shares purchased under the latter alternative were not significant.

9. SHAREHOLDERS' EQUITY

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in fiscal 1997. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company measures compensation cost using the intrinsic value method prescribed in by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123. For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 38%; risk-free interest rate of 7.06%; and expected lives of 10 years. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the pro forma amounts below:

                                                            SIX MONTHS      YEARS ENDING MARCH 31,
                                                              ENDED         ----------------------
                                                             9/30/97          1997          1996
                                                            ----------      --------      --------
Income (loss) before
  extraordinary item         As reported..................    $9,951         $11,518       $(3,218)
                             Pro forma....................     9,839          11,351        (3,260)
Net loss income              As reported..................    $9,951         $11,518       $(2,614)
                             Pro forma....................     9,839          11,351        (2,656)
Earnings Per Share:
Income (loss) before
  extraordinary item         As reported..................    $ 0.70         $  0.92       $ (0.31)
                             Pro forma                          0.69            0.90         (0.32)
Net income                   As reported..................    $ 0.70         $  0.92       $ (0.25)
                             Pro forma....................      0.69            0.90         (0.26)

     Shareholder Rights Plan -- In 1989, the Board of Directors declared a dividend of one Right for each outstanding share of the Company's common stock. Certain terms of the rights were amended in January 1995. Each of the Rights, which are currently attached to the common stock, entitle the holder to purchase two three-hundredths of a share of a new series of Junior Participating Preferred Stock (95,225 in total as of September 30, 1997) at a price of $60 (subject to adjustment). The Rights are not exercisable until the earlier of ten days after the public announcement that a person or group has acquired 15% or more (25% or more for persons who were 10% shareholders on January 27, 1995) of the Company's outstanding common stock (an "Acquiring Person") or ten business days after the commencement of a tender offer to acquire such an interest. Under certain circumstances, the Rights, other than the Rights held by the Acquiring Person, will become exercisable for common stock of the Company (or an acquirer) with a market value equal to two times the exercise price of the Right. The Rights are redeemable, at 2/3 cents per Right, at any time prior to a person becoming an Acquiring Person. The Rights expire on September 25, 1999.

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

     Stock Incentive Plan -- The shareholders have approved the Imperial Holly Corporation Stock Incentive Plan, and have reserved for issuance 1,062,500 shares of common stock. The Board of Directors has proposed an amendment to be voted upon at the 1998 Annual Meeting of Shareholders, which would increase the number of shares reserved under the Plan by 2,500,000. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options have an exercise price equal to the fair market value of the shares of common stock at date of grant, become exercisable in annual increments for up to five years commencing one year after date of grant, and expire not more than ten years from date of grant.

     Stock option activity in the plan was as follows:

                                                                  SIX MONTHS ENDED
                                                                 SEPTEMBER 30, 1997
                                                              -------------------------
                                                                           WEIGHTED-
                                                                            AVERAGE
                                                                         EXERCISE PRICE
                                                              OPTIONS      PER SHARE
                                                              -------    --------------
Beginning Balance...........................................  614,327        $10.39
Granted.....................................................    9,000         11.33
Expired.....................................................  (30,800)        12.84
Exercised...................................................   (9,632)         6.99
                                                              -------
Balance, September 30.......................................  582,895        $10.33
                                                              =======
Exercisable as of September 30..............................  367,020        $10.31
                                                              =======

                                                      YEAR ENDED MARCH 31,
                         ------------------------------------------------------------------------------
                                   1997                       1996                       1995
                         ------------------------   ------------------------   ------------------------
                                     WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                      AVERAGE                    AVERAGE                    AVERAGE
                                   EXERCISE PRICE             EXERCISE PRICE             EXERCISE PRICE
                         OPTIONS     PER SHARE      OPTIONS     PER SHARE      OPTIONS     PER SHARE
                         -------   --------------   -------   --------------   -------   --------------
Beginning Balance......  528,589       $10.03       510,733       $10.67       494,815       $10.68
Granted................  141,700        12.90        94,000         7.84        24,500         9.18
Expired................  (41,551)       15.22       (66,199)       12.33        (1,000)        8.69
Exercised..............  (14,411)        7.97        (9,945)        6.67        (7,582)        6.74
                         -------                    -------                    -------
Balance, March 31......  614,327       $10.39       528,589       $10.03       510,733       $10.67
                         =======                    =======                    =======
Exercisable as of March
  31...................  364,964       $10.23       330,964       $11.05       331,609       $11.58
                         =======                    =======                    =======

     Options outstanding at September 30, 1997 consisted of the following:

                                                                             EXERCISABLE OPTIONS
                                                                         ----------------------------
                                   WEIGHTED-AVERAGE   WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
  RANGE OF EXERCISE    NUMBER OF    EXERCISE PRICE       REMAINING       NUMBER OF    EXERCISE PRICE
  PRICES PER SHARE      OPTIONS       PER SHARE       CONTRACTUAL LIFE    OPTIONS       PER SHARE
  -----------------    ---------   ----------------   ----------------   ---------   ----------------
     $6.44-$8.87        356,370         $ 7.87           5.4 years        238,745         $ 7.72
    $9.75-$12.25         21,000          10.79           8.5 years          5,250          10.11
    $13.19-$16.83       205,525          14.55           6.2 years        123,025          15.35

     Certain stock options listed above were granted with SARs. The SARs provide that, in lieu of the exercise of options, the optionee may receive cash or shares of stock with a fair market value equal to the amount by which the fair market value on exercise date of the stock subject to the option exceeds the option price. No SARs have been exercised and, at September 30, 1997, options outstanding with SARs attached totaled 49,795 shares, all of which were exercisable.

     Nonemployee Director Stock Option Plan -- The shareholders have approved the Nonemployee Director Stock Option Plan and have reserved 30,000 shares of common stock for issuance. The plan provides for the automatic granting to each nonemployee director of options to purchase 1,500 shares of common stock at a price equal to 50% of the fair market value at date of grant. The options become exercisable upon the completion of three years of service as a director, and expire over a two year period from the date first exercisable. Stock option activity in the plan was as follows:

                        SIX MONTHS ENDED                           YEAR ENDED MARCH 31
                          SEPTEMBER 30,      ---------------------------------------------------------------
                              1997                  1997                  1996                  1995
                       -------------------   -------------------   -------------------   -------------------
                                   PRICE                 PRICE                 PRICE                 PRICE
                       OPTIONS   PER SHARE   OPTIONS   PER SHARE   OPTIONS   PER SHARE   OPTIONS   PER SHARE
                       -------   ---------   -------   ---------   -------   ---------   -------   ---------
Beginning Balance....   4,500      $6.53      3,000      $5.88      5,250      $6.93      6,000      $7.17
Granted..............      --         --      1,500       7.84         --                    --
Expired..............      --         --         --                  (750)      8.84       (750)      8.84
Exercised............   2,250       5.50         --                (1,500)      8.09         --
                        -----                 -----                ------                 -----
Balance, March 31....   2,250      $7.56      4,500      $6.53      3,000       5.88      5,250      $6.93
                        =====                 =====                ======                 =====
Exercisable as of
  March 31...........     750      $7.00      3,000      $5.88         --                 2,250      $8.34
                        =====                 =====                ======                 =====

     Options outstanding at September 30, 1997 have a range of exercise prices of $4.75 to $7.84, and weighted-average remaining contractual life of 2.0 years.

     Nonemployee Director Compensation Plan -- In fiscal 1997, the shareholders approved the Nonemployee Director Compensation Plan which provides for the annual award of common stock to directors in lieu of their cash retainer. In the six months ended September 30, 1997 and in fiscal 1997, 21,760 shares of common stock each were awarded pursuant to this plan.

10. COMMITMENTS AND CONTINGENCIES

     The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

     The Company has had $4.6 million of standby letters of credit issued by banks to secure certain insurance obligations.

     The Company has a contingent commitment to advance additional amounts to a limited partnership which is constructing a beet sugar factory in Washington state of up to $1.7 million, depending upon final construction costs.

     The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $3,571,000 for the six month period ended September 30, 1997, and $5,788,000, $4,343,000, and $3,519,000 in fiscal 1997, 1996 and 1995, respectively.

     The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 1997 are summarized as follows (in thousands of dollars):

FISCAL YEAR ENDING                                                         OPERATING
  SEPTEMBER 30,                                                             LEASES
------------------                                                         ---------
  1998...................................................................   $3,124
  1999...................................................................      2,360
  2000...................................................................      1,638
  2001...................................................................      1,190
  2002...................................................................        751
  After 2002.............................................................        660

     The aggregate future minimum amount to be received under sub-leases was $3,113,000 at September 30, 1997.

11. SUPPLEMENTARY INCOME STATEMENT INFORMATION

     In fiscal 1996 the Company recorded a charge of $1,750,000 related to the announced closure of its Hamilton City California beet processing facility in early fiscal 1997, including $650,000 related to the layoff of approximately 68 employees. Through September 30, 1997, substantially all of such amount had been paid. Additionally, in fiscal 1996, the Company recorded a charge of $475,000 related to costs in connection with a work force reduction. As of March 31, 1997 substantially all of that amount had been incurred in connection with the termination of 47 individuals.

     Other income -- net includes interest and dividends totaling $1,184,000 for the six months ended September 30, 1997, and $1,792,000, $1,820,000, and $1,456,000 for fiscal 1997, 1996 and 1995, respectively. Amounts charged to expense for research and development were $824,000 for the six months ended September 30, 1997, and $1,445,000, $1,670,000, and $2,084,000 for fiscal 1997,
1996 and 1995, respectively.

                               INDEX TO EXHIBITS

     Asterisk indicates exhibit previously filed with the Commission and incorporated herein by reference as indicated.

        *3(a)            -- Restated Articles of Incorporation of the Company
                            (incorporated by reference to Exhibit 3(b) to the
                            Company's Registration Statement on Form S-4
                            (Registration No. 33-20959)).
        *3(b)            -- Articles of Amendment to Restated Articles of
                            Incorporation (incorporated by reference to Exhibit 3.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1990 (File No. 1-10307)).
        *3(c)            -- Statement of Resolution establishing Series of Shares
                            designated Series A Junior Participating Preferred Stock
                            (incorporated by reference to Exhibit 3(b) to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1990 (File No. 1-10307) (the "1990 Form
                            10-K")).
        *3(d)            -- Statement of Resolution increasing number of shares
                            designated Series A Junior Participating Preferred Stock
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1990 (File No. 1-10307)).
        *3(e)(1)         -- Rights Agreement dated as of September 14, 1989 between the Company and The Bank of New York, as Rights Agent
                            (incorporated by reference to Exhibit 1 to the Company's
                            Current Report on Form 8-K dated September 21, 1989 (File
                            No. 1-10307)).
        *3(e)(2)         -- Amendment to Rights Agreement dated as of January 27,
                            1995 (incorporated by reference to Exhibit 1 to the
                            Company's Current Report on Form 8-K dated January 27,
                            1995 (File No. 1-10307)).
        *3(f)            -- By-Laws of the Company (incorporated by reference to
                            Exhibit 3(b) to the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1989 (File No. 0-16674) (the
                            "1989 Form 10-K")).
        *3(g)(1)         -- Investor Agreement dated August 29, 1996 by and among the
                            Company, Greencore Group plc and Earlsfort Holdings B.V.
                            (incorporated by reference to Exhibit 4.3 to the
                            Company's current report on Form 8-K dated September 5,
                            1996 (File No. 1-10307) (the "September 5, 1996 Form
                            8-K")).
        *3(g)(2)         -- Registration Rights Agreement dated August 29, 1996 by
                            and among the Company, Greencore Group plc and Earlsfort
                            Holdings B.V. (incorporated by reference to Exhibit 4.2
                            to the September 5, 1996 Form 8-K).
        *3(h)            -- Agreement and Plan of Merger, dated September 12, 1997, among Imperial Holly Corporation, IHK Merger Sub
                            Corporation and Savannah Foods & Industries, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Registration Statement on Form S-4
                            (Registration No. 333-40445)(the "Savannah S-4")).
        *4(a)(1)         -- Credit Agreement, dated as of October 17, 1997, among
                            Imperial Holly Corporation, as Borrower, the Several
                            Lenders from time to time Parties thereto, Lehman
                            Brothers, Inc., as Arranger, Lehman Brothers Commercial
                            Paper, Inc., as Syndication Agent and Lehman Brothers
                            Commercial Paper, Inc., as Administrative Agent
                            (incorporated by reference to Exhibit 10.1 to the
                            Savannah S-4).
        *4(a)(2)         -- Guarantee and Collateral Agreement, dated as of October
                            17, 1997, made by Imperial Holly Corporation and certain
                            of its Subsidiaries in favor of Harris Trust and Savings
                            Bank, as Collateral Agent (incorporated by reference to
                            Exhibit 10.2 to the Savannah S-4).

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

       *10(a)            -- Imperial Holly Corporation Stock Incentive Plan (as
                            amended and restated effective May 1, 1997)(incorporated
                            by reference to Exhibit 10(a) to the Company's Annual
                            Report on Form 10-K for the year ended March 31, 1997
                            (File No. 1-10307)(the "1997 Form 10-K")).
       *10(b)            -- Specimen of the Company's Employment Agreement for
                            certain of its officers (incorporated by reference to
                            Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended September 30, 1990 (File No.
                            1-10307)(the "September 1990 Form 10-Q")).
       *10(b)(2)         -- Specimen of the Company's Amendment to Employment
                            Agreement for certain of its officers (incorporated by
                            reference to Exhibit 10(c)(2) to the 1994 Form 10-K).
       *10(b)(3)         -- Schedule of Employment Agreements (incorporated by
                            referenced to Exhibit 10(a) to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1994 (File No. 1-10307) (the "September 1994 Form
                            10-Q")).
       *10(c)            -- Specimen of the Company's Severance Pay Agreements for
                            certain of its officers (incorporated by reference to
                            Exhibit 10.2 to the September 1990 Form 10-Q).
       *10(d)(1)         -- Imperial Holly Corporation Salary Continuation Plan (as
                            amended and restated effective August 1, 1994)
                            (incorporated by reference to Exhibit 10(b)(1) to the
                            September 1994 Form 10-Q).
       *10(d)(2)         -- Specimen of the Company's Salary Continuation Agreement
                            (Fully Vested) (incorporated by reference to Exhibit
                            10(b)(2) to the September 1994 Form 10-Q).
       *10(d)(3)         -- Specimen of the Company's Salary Continuation Agreement
                            (Graduated Vesting) (incorporated by reference to Exhibit
                            10(b)(3) to the September 1994 Form 10-Q).
       *10(d)(4)         -- Schedule of Salary Continuation Agreements (incorporated by reference to Exhibit 10(d)(4) to the Company's Annual
                            Report on Form 10-K for the year ended March 31, 1996
                            (File No. 1-10307) (the "1996 Form 10-K")).
       *10(e)(1)         -- Imperial Holly Corporation Benefit Restoration Plan (as
                            amended and restated effective August 1, 1994)
                            (incorporated by reference to Exhibit 10(c)(1) to the
                            September 1994 Form 10-Q).
       *10(e)(2)         -- Specimen of the Company's Benefit Restoration Agreement
                            (Fully Vested) (incorporated by reference to Exhibit
                            10(c)(2) to the September 1994 Form 10-Q).
       *10(e)(3)         -- Specimen of the Company's Benefit Restoration Agreement
                            (Graduated Vesting) (incorporated by reference to Exhibit
                            10(c)(3) to the September 1994 Form 10-Q).
       *10(e)(4)         -- Schedule of Benefit Restoration Agreements (incorporated by reference to Exhibit 10(e)(4) to the 1996 Form 10-K).
       *10(f)(1)         -- Imperial Holly Corporation Executive Benefits Trust
                            (incorporated by reference to Exhibit 10.5 to the
                            September 1990 Form 10-Q).
       *10(f)(2)         -- First Amendment to the Company's Executive Benefits Trust
                            dated June 4, 1991 (incorporated by reference to Exhibit
                            10(g)(2) to the 1994 Form 10-K).

       *10(g)            -- Imperial Holly Corporation 1989 Nonemployee Director
                            Stock Option Plan (incorporated by reference to Exhibit A
                            to the Company's Proxy Statement dated June 16, 1989 for
                            the 1989 Annual Meeting of Shareholders, File No.
                            0-16674).
       *10(h)            -- Imperial Holly Corporation Retirement Plan For
                            Nonemployee Directors (incorporated by reference to
                            Exhibit 10(j) to the 1994 Form 10-K).
       *10(i)(1)         -- Specimen of the Company's Change of Control Agreement
                            (incorporated by reference to Exhibit 10(d)(1) to the
                            September 1994 Form 10-Q).
       *10(i)(2)         -- Schedule of Change of Control Agreements (incorporated by reference to Exhibit 10(i)(2) to the 1997 Form 10-K).
       *10(j)            -- Independent Consultant Agreement between I. H. Kempner
                            III and the Company (incorporated by reference to Exhibit
                            10(k) to the 1996 Form 10-K).
       *10(k)            -- Specimen of the Company's Restricted Stock Agreement with certain of its officers (incorporated by reference to
                            Exhibit 10(k) to the 1997 Form 10-K).
       *10(l)            -- Schedule of Restricted Stock Agreements (incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K).
       *10(m)            -- Agreement of Limited Partnership of ChartCo Terminal,
                            L.P. (incorporated by reference to Exhibit 10(j) to the
                            1990 Form 10-K).
        11               -- Computation of Income Per Common Share.
        21               -- Subsidiaries of the Company.
        23               -- Independent Auditors' Consent