Form 10-Q
period 1997-12-31
IMPERIAL HOLLY CORP
filed 1998-02-17
CIK 831327

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                                   Yes X       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1998.

                               27,027,594 shares.





================================================================================

                          IMPERIAL HOLLY CORPORATION


                                     Index




                                                                                         Page
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Balance Sheets                                          3

                     Consolidated Statements of Income                                    4

                     Consolidated Statements of Cash Flows                                5

                     Consolidated Statement of Changes in
                     Shareholders' Equity                                                 6

                     Notes to Consolidated Financial Statements                           7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                       11


PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                    13

         Item 6.  Exhibits and Reports on Form 8-K                                       13




                             ----------------------

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

PART I - FINANCIAL INFORMATION

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                DECEMBER 31, 1997  SEPTEMBER 30, 1997
                                                   (Unaudited)
                                                -----------------  ------------------
                                                     (In Thousands of Dollars)
                      ASSETS
CURRENT ASSETS:
  Cash and temporary investments                   $    17,299       $     9,354
  Marketable securities                                 57,848            55,883
  Accounts receivable                                  110,573            62,158
  Inventories:
    Finished products                                  228,970            92,815
    Raw and in-process materials                       132,875            17,623
    Supplies                                            34,371            16,937
  Manufacturing costs prior to production               14,041            22,357
  Prepaid expenses                                       9,165             5,448
                                                   -----------       -----------
Total current assets                                   605,142           282,575

OTHER INVESTMENTS                                       11,473            14,646

PROPERTY, PLANT AND EQUIPMENT - net                    406,718           154,751

GOODWILL & OTHER INTANGIBLES                           282,397             1,310

OTHER ASSETS                                            73,340             4,337
                                                   -----------       -----------
                  TOTAL                            $ 1,379,070       $   457,619
                                                   ===========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade                        $   188,279       $    53,923
  Short-term borrowings                                    785            43,091
  Current maturities of long-term debt                   7,426             1,173
  Other current liabilities                             75,738            53,986
                                                   -----------       -----------
      Total current liabilities                        272,228           152,173

LONG-TERM DEBT                                         596,395            81,304

DEFERRED TAXES AND OTHER CREDITS                       149,844            31,183

SHAREHOLDERS' EQUITY
  Preferred stock                                         --                --
  Common stock                                         263,356            83,707
  Stock held by benefit trust                          (10,796)
  Retained earnings                                     88,301            90,870
  Unrealized securities gains - net                     19,742            18,382
                                                   -----------       -----------
    Total shareholders' equity                         360,603           192,959
                                                   -----------       -----------
                  TOTAL                            $ 1,379,070       $   457,619
                                                   ===========       ===========

                See notes to consolidated financial statements.

                   IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                December 31,
                                                       ------------------------------
                                                             1997           1996
                                                       ------------      ------------
                                                          (In Thousands of Dollars,
                                                          Except per Share Amounts)

NET SALES                                              $    434,867      $    190,311
                                                       ------------      ------------
COSTS AND EXPENSES:
  Cost of sales                                             395,408           174,268
  Selling, general and administrative                        16,944             7,588
  Depreciation and amortization                              10,962             4,004
                                                       ------------      ------------

    Total                                                   423,314           185,860
                                                       ------------      ------------

OPERATING INCOME                                             11,553             4,451

INTEREST EXPENSE                                             (8,380)           (2,865)

REALIZED SECURITIES GAINS                                       110                41

OTHER INCOME -- Net                                             575               555
                                                       ------------      ------------

INCOME BEFORE INCOME TAXES & MINORITY INTEREST                3,858             2,182

PROVISION FOR INCOME TAXES                                    2,234               686

MINORITY INTEREST IN INCOME OF SAVANNAH                       1,766              --
                                                       ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEM                               (142)            1,496

EXTRAORDINARY ITEM - NET OF TAX                              (1,999)             --
                                                       ------------      ------------

NET INCOME (LOSS)                                      $     (2,141)     $      1,496

                                                       ============      ============

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
    Income before extraordinary item                   ($      0.01)     $       0.11
                                                       ============      ============

    Net income                                         ($      0.14)     $       0.11
                                                       ============      ============

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
    Income before extraordinary item                   ($      0.01)     $       0.10
                                                       ============      ============

    Net income                                         ($      0.14)     $       0.10
                                                       ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      15,670,653        14,147,504
                                                       ============      ============


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                   -------------------------
                                                                                      1997            1996
                                                                                   ---------       ---------
                                                                                   (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss)                                                                $  (2,141)      $   1,496
  Adjustments for non-cash and non-operating items:
    Extraordinary item - net                                                           1,999
    Minority interest in earnings of Savannah                                          1,766
    Depreciation & amortization                                                       10,962           4,004
    Other                                                                               (290)           (119)
                                                                                   ---------       ---------
                                                                                      12,296           5,381
  Working capital changes (excluding working capital
       acquired in the Savannah acquisition):
    Receivables                                                                       20,220          16,035
    Inventory                                                                       (167,449)        (68,035)
    Deferred and prepaid costs                                                        27,625          14,235
    Accounts payable                                                                  78,600           5,377
    Other liabilities                                                                 (9,121)         (2,334)
                                                                                   ---------       ---------
  Operating cash flow                                                                (37,829)        (29,341)
                                                                                   ---------       ---------

INVESTMENT ACTIVITIES:
  Acquisition of Savannah, net of cash acquired                                     (360,961)           --
  Capital expenditures                                                               (10,148)         (1,864)
  Investment in marketable securities                                                   (653)         (1,205)
  Proceeds from sales of securities                                                      887           1,177
  Proceeds from sales of fixed assets                                                     60              34
  Other                                                                               (7,131)          3,702
                                                                                   ---------       ---------
Investing cash flow                                                                 (377,946)          1,844
                                                                                   ---------       ---------

FINANCING ACTIVITIES:
  Short-term bank borrowings - net                                                   (42,306)         24,434
  Long term debt:
    Proceeds of borrowings                                                           587,674
    Repayment of long-term debt                                                     (126,256)           (412)
  Dividends paid                                                                        (428)           --
  Issuance of stock                                                                    5,036
  Other                                                                                 --               139
                                                                                   ---------       ---------
Financing cash flow                                                                  423,720          24,161
                                                                                   ---------       ---------

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS                                  7,945          (3,336)

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD                                    9,354           6,142
                                                                                   ---------       ---------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD                                      $  17,299       $   2,806
                                                                                   =========       =========





                See notes to consolidated financial statements.

                   IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Three Months Ended December 31, 1997
                                   (UNAUDITED)


                                SHARES OF COMMON STOCK              COMMON STOCK
                             --------------------------      --------------------------                 UNREALIZED
                                             HELD BY                        HELD BY         RETAINED    SECURITIES
                              ISSUED      BENEFIT TRUST       AMOUNT      BENEFIT TRUST     EARNINGS       GAINS        TOTAL
                              ------      -------------       ------      -------------     --------       -----        -----
                                                                                     (IN THOUSANDS OF DOLLARS)
BALANCE SEPTEMBER 30, 1997  14,283,775                       $83,707                         $90,870       $18,382    $192,959

NET INCOME (LOSS)                                                                             (2,141)                   (2,141)

CASH DIVIDENDS                                                                                  (428)                     (428)

STOCK ISSUED IN MERGER      13,176,193       (814,810)       174,584       ($10,796)                                   163,788

STOCK ISSUED TO
  H. KEMPNER TRUST
  ASSOCIATION                  377,358                         5,000                                                     5,000

EMPLOYEE STOCK PURCHASE
    PLAN & OTHER                 3,602                            65                                                        65

CHANGE IN UNREALIZED
    SECURITIES GAINS                                                                                         1,360       1,360
                            ----------       --------       --------       --------          -------       -------    --------

BALANCE DECEMBER 31, 1997   27,840,928       (814,810)      $263,356       ($10,796)         $88,301       $19,742    $360,603
                            ==========       ========       ========       ========          =======       =======    ========
























                See notes to consolidated financial statements.

                           IMPERIAL HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


         Basis of Presentation - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the period ended September 30, 1997.

         Reclassifications - Certain amounts reported in prior fiscal periods have been reclassified to conform with the current period's presentation.

         Cost of Sales - Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond December 31. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through December 31. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

         Accounting Pronouncements - Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting of Stock-based Compensation" ("SFAS No. 123"), and elected to continue to follow Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost. The impact of SFAS No. 123 on proforma earnings per share for the three months ended December 31, 1997 and 1996 was not significant.

         Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". These statements, which are effective for the Company's fiscal year ending March 31, 1999, establish additional disclosure requirements but do not affect the measurement of results of operation. Management is evaluating what, if any, additional disclosures may be required when these statements are implemented.

         Savannah Acquisition - The Company acquired Savannah Foods & Industries, Inc. ("Savannah") in a two step transition concluded December 22, 1997, when Savannah merged with a wholly owned subsidiary of the Company. Previously, the Company had purchased 50.1% of Savannah's outstanding common stock in a tender offer which was completed October 17, 1997. Consideration in the acquisition consisted of $368.6 million cash and 12,361,000 shares of the Company's common stock valued at $163.8 million.

         The acquisition has been accounted for as a purchase, and these consolidated financial statements include the results of Savannah's operations and its cash flows since October 17, 1997, net of the minority shareholders' interest in the earnings of Savannah through December 22, 1997. Pro forma operating results as if the acquisition and related financing transactions described below had occurred on September 30, 1996, are as follows:

                                                      Three Months Ended
                                                         December 31,
                                                  --------------------------
                                                      1997          1996
                                                 -----------     -----------
                                                  (In Thousands of Dollars)

Net Sales                                        $   504,413     $   493,432
                                                 -----------     -----------
Cost of Sales                                        459,503         439,583
Selling, General and Administrative Expenses          19,695          22,588
Depreciation and Amortization                         11,405          10,967
                                                 -----------     -----------
Operating Income                                      13,810          20,294
Interest Expense                                     (11,351)        (14,278)
Other Income                                           1,372             668
                                                 -----------     -----------
Income Before Income Taxes                             3,831           6,684
Provision for Income Taxes                             2,401           3,188
                                                 -----------     -----------
Net Income                                       $     1,430     $     3,496
                                                 ===========     ===========

Basic Earnings Per Share                         $      0.05     $      0.13
                                                 ===========     ===========

Diluted Earnings Per Share                       $      0.05     $      0.13
                                                 ===========     ===========

Weighted Average Shares Outstanding               27,024,748      26,886,245
                                                 ===========     ===========

         In connection with the acquisition, the Company entered into a senior credit facility consisting of senior secured term loans aggregating $255 million and a $200 million senior secured revolving credit facility. Additionally, the Company issued $250 million of 9-3/4% Senior Subordinated Notes due 2007 and repurchased $75.1 million of its 8-3/8% Senior Notes due 1999 at a premium which is recorded, net of related taxes, as an extraordinary item. The senior credit facility is secured by substantially all of the Company's assets, and contains restrictive covenants which may limit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures and investments or pay dividends. Additionally, the Company sold 377,358 shares of common stock to the H. Kempner Trust Association concurrent with the closing of the merger.

         Earnings per Share - The following table presents information necessary to calculate basic and diluted earnings per share. Amounts for the three months ended December 31, 1996 have been restated to conform with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings per Share", which was adopted effective December 31, 1997.

                                                             Three Months Ended
                                                                December 31,
                                                       ------------------------------
                                                           1997              1996
                                                       ------------      ------------
                                                          (In Thousands of Dollars)
Earnings for basic and diluted computation:
  Income (loss) before extraordinary item              $       (142)     $      1,496
    Adjustments - None                                         --                --
                                                       ------------      ------------
  Adjusted income (loss) before extraordinary item     $       (142)     $      1,496
                                                       ============      ============

  Net income                                           $     (2,141)     $      1,496
    Adjustments - None                                         --                --
                                                       ------------      ------------
  Adjusted net income                                  $     (2,141)     $      1,496
                                                       ============      ============

Basic earnings per share:
  Weighted average shares outstanding                    15,670,653        14,147,504
                                                       ============      ============

  Income (loss) per share before
     extraordinary item                                $      (0.01)     $       0.11
                                                       ============      ============

  Net income (loss) per share                          $      (0.14)     $       0.11
                                                       ============      ============

Diluted earnings per share:
  Weighted average shares outstanding                    15,670,653        14,147,504
  Incremental shares issuable from assumed
    exercise of stock options under the
    treasury stock method                                   116,960           209,529
                                                       ------------      ------------

  Weighted average shares outstanding -
    as adjusted                                          15,787,613        14,357,033
                                                       ============      ============

  Income (loss) per share before
     extraordinary item                                $      (0.01)     $       0.10
                                                       ============      ============

  Net income (loss) per share                          $      (0.14)     $       0.10
                                                       ============      ============

Parent Company (Only) Information - Condensed financial information for Imperial Holly Corporation (parent company only) was a follows (in thousands of dollars):

                                                                                   Three Months Ended
                                                                                      December 31,
                                                                                 ------------------------
                                                                                    1997           1996
                                                                                    ----           ----

Income Statement Data
---------------------
Net Sales                                                                         $75,194         $82,339
Operating income                                                                   (2,478)          4,272
Equity in undistributed earnings of subsidiaries                                    4,833          (1,462)
Income (loss) before extraordinary item                                              (142)          1,496


                                                                                        December 31,
                                                                                        ------------
                                                                                             1997
                                                                                             ----
Balance Sheet Data
------------------
Current assets                                                                              $92,320
Property, plant and equipment, net                                                           40,147
Investment in subsidiaries, at equity                                                       649,754
Total assets                                                                                974,057
Current liabilities                                                                          22,475
Long-term debt, net                                                                         573,801
Shareholder's equity                                                                        360,603

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         As a result of the completion of the Savannah acquisition, the Company had substantial increases in sales, costs and expenses, assets, liabilities and its level of indebtedness. The pro forma financial information included in the Notes to Consolidated Financial Statements present the combined results of the companies as if the acquisition and related financing transactions had occurred as of September 30, 1996.

         The Company's primary capital requirements are expected to include debt service, capital expenditures and working capital. The primary sources of capital are expected to be cash flow from operations and borrowings under the revolving credit facility. At December 31, 1997, the Company had $131.4 million available under its $200 million revolving credit facility. Based upon current and anticipated future operations and anticipated future cost savings, the Company believes that capital resources will be adequate to meet anticipated future capital requirements. There can be no assurance, however, that the Company will realize sufficient cost savings or generate sufficient cash flow that, together with the other sources of capital, will enable the Company to service its indebtedness, or make anticipated capital expenditures. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing.

         The Company's financing arrangements entered into in connection with the acquisition of Savannah Foods impose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities.

         The Company's senior credit facility incurs interest at variable rates. The Company has entered into interest rate swap arrangements aggregating $180 million, to limit its exposure to future increases in interest rates.

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

         The 2% increase in proforma net sales for the three months ended December 31, 1997 compared to 1996 results from higher volumes of beet sugar sales. Refined sugar sales prices were lower in the current quarter due to a larger domestic sugar beet crop. This reduction and poor operating performance at the Company's Sugar Land cane sugar refinery, were the primary factors contributing to the $8.9 million reduction in pro forma gross margin. The Company has made changes in the management of the Sugar Land refinery in an attempt to improve operations. Partially offsetting these effects were improved operating results at Savannah's production facilities, particularly its Michigan beet sugar factories.

         Beet sugar cost continued to be adversely affected by low acreage at the Company's Torrington, Wyoming and Hereford, Texas factories. In February 1998, the Company announced that it would cease sugar beet processing at the Hereford factory and continue utilizing the packaging and distribution facilities at Hereford. Severance and other cash costs related to this decision are estimated to be $1.2 million; the Company is currently analyzing the amount of the impairment loss, if any, which may be incurred on Hereford's $13.5 million of plant, property and equipment. The Company expects to record a charge in its second fiscal quarter for such costs.

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

         The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales and, in some cases, by products, between the Company and the grower. Use of this type of contract reduces the Company's exposure to price risk on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Consequently, the decrease in the unit selling price of refined beet sugar resulted in decreases in the unit cost of sugarbeets purchased, mitigating the impact on beet sugar sales margins.

         Pro forma selling, general and administrative costs were $2.9 million lower for the three months ended December 31, 1997 compared to the same period of the prior year, as increases in volume related selling and warehousing costs were more than offset by reductions in general and administrative costs, primarily incentive compensation, relocation and Savannah's corporate overhead costs. The Company is reorganizing to remove duplicate administrative functions and expects to record a charge in its second fiscal quarter of approximately $800,000 in connection with a 14% reduction in staff. This and other measures management is taking are expected to ultimately produce cost savings in excess of $40 million annually, approximately $20 million of which are in selling, general and administrative expenses. Management believes that over one-half of the total reduction will be in place on a "run rate" basis by the end of fiscal 1998.

         Pro forma interest expense for the three months ended December 31, 1997 was lower than the comparable period of the prior year as a result of both lower short-term interest rates and reduced revolving credit borrowings.

         The minority interest in the earnings of Savannah is for the period from October 17, 1997 through December 22, 1997, when Savannah became a wholly-owned subsidiary.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Shareholders held on January 30, 1998 the following proposals were acted upon:

         Proposal 1 - Nominees for Directors were elected to serve as Class I Directors for terms of office expiring in 2001 by the vote totals as follow:

                                                         NUMBER OF VOTES
                                                        FOR            WITHHELD

         John D. Curtin                              12,459,489         72,988
         I. H. Kempner, III                          12,459,489         72,988
         James C. Kempner                            12,459,856         72,621
         Daniel K. Thorne                            12,459,949         72,528

         Class II Directors, whose terms of office continue until 1999 are David
J. Dilger, Edward O. Gaylord, Gerald Grinstein, Robert L. Harrison and William
W. Sprague, III. Class III Directors, whose terms of office continue until 2000 are Ann O. Hamilton, Harris L. Kempner, Jr., H. E. Lentz, Kevin C. O'Sullivan and Fayez Sarofim.

         Proposal 2 - The proposal to amend the Company's Stock Incentive Plan was approved by a vote of 11,640,134 for and 747,335 against with 145,008 abstentions.

         Proposal 3 - The appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending September 30, 1998 was ratified by a vote of 12,385,308 for and 8,155 against with 139,014 abstentions.

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

         (b) During the three months ended December 31, 1997, the Company filed a current report on Form 8-K dated as of October 17, 1997 (amended by Form 8-K/A on December 8, 1997). Additionally, the Company filed a current report on Form 8-K dated as of December 22, 1997 (amended by Form 8-K/A on January 13, 1998).

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       IMPERIAL HOLLY CORPORATION
                                              (Registrant)


Dated:  February 17, 1998              By: /s/ James C. Kempner
                                           --------------------
                                           James C. Kempner
                                           President,
                                           Chief Executive Officer
                                           and Chief Financial Officer
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------
  27           Financial Data Schedules