Form 10-Q
period 1998-03-31
IMPERIAL HOLLY CORP
filed 1998-05-08
CIK 831327

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

For the quarterly period ended March 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                                  Yes X    No

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1998.

                               27,038,772 shares.



================================================================================

                           IMPERIAL HOLLY CORPORATION


                                      Index


                                                                            Page
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                  3

                  Consolidated Statements of Income                            4

                  Consolidated Statements of Cash Flows                        5

                  Consolidated Statement of Changes in
                  Shareholders' Equity                                         6

                  Notes to Consolidated Financial Statements                   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               12


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            15



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

PART I - FINANCIAL INFORMATION

                   IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            MARCH 31, 1998      SEPTEMBER 30, 1997
                                                            --------------      ------------------
                                                                 (In Thousands of Dollars)
                                                                (unaudited)
                  ASSETS
CURRENT ASSETS:
     Cash and temporary investments                         $       14,079      $            9,354
     Marketable securities                                          60,685                  55,883
     Accounts receivable                                           122,487                  62,158
     Inventories:
         Finished products                                         180,360                  92,815
         Raw and in-process materials                               68,823                  17,623
         Supplies                                                   34,523                  16,937
     Deferred & prepaid expenses                                    25,994                  27,805
                                                            --------------      ------------------
              Total current assets                                 506,951                 282,575

NOTE RECEIVABLE                                                         --                   1,285

OTHER INVESTMENTS                                                   11,643                  14,646

PROPERTY, PLANT AND EQUIPMENT - net                                398,998                 154,751

GOODWILL & OTHER INTANGIBLES - net                                 283,908                   1,310

OTHER ASSETS                                                        59,154                   3,052
                                                            --------------      ------------------
                TOTAL                                       $    1,260,654      $          457,619
                                                            ==============      ==================

       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable -- trade                              $      141,083      $           53,923
     Short-term borrowings                                          25,038                  43,091
     Current maturities of long-term debt                            7,240                   1,173
     Other current liabilities                                      60,208                  53,986
                                                            --------------      ------------------
              Total current liabilities                            233,569                 152,173

LONG-TERM DEBT                                                     537,391                  81,304

DEFERRED TAXES AND OTHER CREDITS                                   144,097                  31,183

SHAREHOLDERS' EQUITY
     Preferred stock                                                    --                      --
     Common stock                                                  268,449                  83,707
     Stock held by benefit trust                                   (15,819)                     --
     Retained earnings                                              70,248                  90,870
     Unrealized securities gains - net                              22,719                  18,382
                                                            --------------      ------------------
              Total shareholders' equity                           345,597                 192,959
                                                            --------------      ------------------
                TOTAL                                       $    1,260,654      $          457,619
                                                            ==============      ==================


                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                        Three Months Ended                Six Months Ended
                                                             March 31,                        March 31,
                                                   ----------------------------       --------------------------
                                                      1998            1997               1998           1997
                                                   -----------    -------------       -----------    -----------
                                                          (In Thousands of Dollars, Except per Share Amounts)
NET SALES                                          $   414,967     $    168,705     $   849,834      $   359,333

                                                   -----------     ------------     -----------      -----------
COSTS AND EXPENSES:
   Cost of sales                                       383,835          148,968         779,571          323,235
   Selling, general and administrative                  16,718            8,175          34,208           16,070
   Depreciation and amortization                        12,333            4,038          22,421            8,053
   Nonrecurring charges                                 18,287            --             18,287            --

                                                   -----------     ------------     -----------      -----------

      Total                                            431,173          161,181         854,487          347,358

                                                   -----------     ------------     -----------      -----------

OPERATING INCOME                                       (16,206)           7,524          (4,653)          11,975

INTEREST EXPENSE                                       (14,598)          (3,228)        (22,978)          (6,093)

REALIZED SECURITIES GAINS (LOSSES)                       2,069               (9)          2,179               32

OTHER INCOME -- Net                                      2,183               62           2,758              617

                                                   -----------     ------------     -----------      -----------

INCOME BEFORE INCOME TAXES & MINORITY INTEREST         (26,552)           4,349         (22,694)           6,531

PROVISION FOR INCOME TAXES                              (9,335)           1,404          (7,101)           2,090

MINORITY INTEREST IN INCOME OF SAVANNAH                 --               --               1,766           --

                                                   -----------     ------------     -----------      -----------

INCOME BEFORE EXTRAORDINARY ITEM                       (17,217)           2,945         (17,359)           4,441


EXTRAORDINARY ITEM -- NET OF TAX                         --               --             (1,999)            --

                                                   -----------     ------------     -----------      -----------

NET INCOME (LOSS)                                  $   (17,217)    $      2,945     $   (19,358)     $     4,441

                                                   ===========     ============     ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
   Income before extraordinary item                $     (0.64)    $       0.21     $     (0.82)     $      0.31
                                                   ===========     ============     ===========      ===========

   Net income (loss)                               $     (0.64)    $       0.21     $     (0.91)     $      0.31
                                                   ===========     ============     ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
   Income before extraordinary item                $     (0.63)    $       0.21     $     (0.81)     $      0.31
                                                   ===========     ============     ===========      ===========

   Net income (loss)                               $     (0.63)    $       0.21     $     (0.90)     $      0.31
                                                   ===========     ============     ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 27,028,990       14,156,821      21,287,413       14,152,111
                                                   ===========     ============     ===========      ===========


NOTE: Includes the results of Savannah Foods & Industries, Inc. since October 17, 1997.


                See notes to consolidated financial statements.

                   IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                    1998            1997
                                                                 ----------      ----------
                                                                  (In Thousands of Dollars)
OPERATING ACTIVITIES:
     Net income (loss)                                           $  (19,358)     $    4,441
     Adjustments for non-cash and non-operating items:
         Extraordinary item - net                                     1,999              --
         Minority interest in earnings of Savannah                    1,766              --
         Impairment loss                                             12,538              --
         Depreciation & amortization                                 22,421           7,480
         Other                                                       (2,798)          6,739
     Working capital changes:
         Receivables                                                  8,306           9,553
         Inventory                                                  (55,474)        (20,191)
         Deferred and prepaid costs                                  23,421            (559)
         Accounts payable                                            31,404            (461)
         Other liabilities                                          (33,375)         (6,972)
                                                                 ----------      ----------
Operating cash flow                                                  (9,150)             30
                                                                 ----------      ----------

INVESTMENT ACTIVITIES:
     Acquisition of Savannah, net of cash acquired                 (364,290)             --
     Capital expenditures                                           (20,896)         (6,977)
     Investment in marketable securities                               (880)         (3,136)
     Proceeds from sales of securities                                4,918             527
     Proceeds from sales of fixed assets                                111              74
     Other                                                            6,927           2,080
                                                                 ----------      ----------
Investing cash flow                                                (374,110)         (7,432)
                                                                 ----------      ----------

FINANCING ACTIVITIES:
     Revolving credit borrowings - net                              (33,090)        (44,142)
     CCC borrowings - advances                                       37,037          57,935
     CCC borrowings - repayments                                    (12,000)         (4,165)
     Long term debt:
         Proceeds                                                   520,874              --
         Repayment                                                 (128,646)           (789)
     Dividends paid                                                  (1,264)             --
     Sale of common stock                                             5,074              --
     Other                                                               --             140
                                                                 ----------      ----------
Financing cash flow                                                 387,985           8,979
                                                                 ----------      ----------

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS                 4,725           1,577

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD                   9,354           6,142
                                                                 ----------      ----------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD                    $   14,079      $    7,719
                                                                 ==========      ==========


                 See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Six Months Ended March 31, 1998
                                  (UNAUDITED)


                                        Shares of Common Stock          Common Stock
                                       ------------------------    ------------------------                Unrealized
                                                     Held by                     Held by       Retained    Securities
                                       Issued     Benefit Trust    Amount     Benefit Trust    Earnings       Gains       Total
                                       ------     -------------    ------     -------------    ---------   ----------     -----
                                                                                         (In Thousands of Dollars)
BALANCE SEPTEMBER 30, 1997           14,283,775                  $  83,707                     $ 90,870     $ 18,382    $ 192,959

  Net income (loss)                                                                             (19,358)                  (19,358)

  Cash dividends                                                                                 (1,264)                   (1,264)

  Stock issued in merger             13,176,193      (814,810)     174,584      $ (10,796)                                163,788

  Stock issued to H. Kempner
    Trust Association                   377,358                      5,000                                                  5,000

  Stock sold to Benefit Trust           505,440      (505,440)       5,023         (5,023)

  Employee stock purchase
    plan & other                          8,999                        135                                                    135

  Change in unrealized
    securities gains                                                                                           4,337        4,337

                                     ----------    ----------    ---------      ---------      --------     --------    ---------

BALANCE MARCH 31, 1998               28,351,765    (1,320,250)   $ 268,449      $ (15,819)     $ 70,248     $ 22,719    $ 345,597
                                     ==========    ==========    =========      =========      ========     ========    =========






                See notes to consolidated financial statements.

                           IMPERIAL HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997



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

     Cost of Sales - Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond March 31. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through March 31. The final cost of sugarbeets cannot be determined until the end of the contract year of each growing area. Manufacturing costs prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

     Accounting Pronouncements - Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting of Stock-based Compensation" ("SFAS No. 123"), and elected to continue to follow Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost. The impact of SFAS No. 123 on pro forma earnings per share for the three and six months ended March 31, 1998 and 1997 was not significant.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Post Retirement Benefits". These statements, which are effective for the Company's fiscal year ending September 30, 1999, establish additional disclosure requirements but do not affect the measurement of results of operation. Management is evaluating what, if any, additional disclosures may be required when these statements are implemented.

     Nonrecurring Charges - During the quarter ended March 31, 1998, the Company incurred a $975,000 charge for severance and related costs in connection with the reorganization of administrative functions after the recently completed acquisition of Savannah Foods & Industries, Inc. ("Savannah"). Additionally, a charge of $3,800,000 was recorded for the expected loss the Company will incur in fulfilling its industrial sales commitments in California at higher costs as a result of the abnormal weather experienced there over the past several months.

     In February 1998, the Company announced its decision to cease sugarbeet processing at its Hereford, Texas factory, and provided $974,000 for the estimated cash closure costs, principally severance. The Company also recorded a $12,538,000 asset impairment loss to reduce the carrying value of the Hereford assets to estimated fair value.

     Savannah Acquisition - The Company acquired Savannah in a two step transition concluded December 22, 1997, when Savannah merged with a wholly owned subsidiary of the Company. Previously, the Company had purchased 50.1% of Savannah's outstanding common stock in a tender offer which was completed October 17, 1997. Consideration in the acquisition consisted of $368.6 million cash and 12,361,000 shares of the Company's common stock valued at $163.8 million.

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


                                             Three Months Ended            Six Months Ended
                                                 March 31,                     March 31,
                                        ---------------------------   ---------------------------
                                            1998           1997           1998           1997
                                        ------------   ------------   ------------   ------------
                                            (In Thousands of Dollars, Except per Share Amounts)
Net Sales                               $    414,967   $    445,194   $    919,380   $    938,626

                                        ------------   ------------   ------------   ------------
Cost of Sales                                383,835        390,034        843,338        829,617
Selling, General and
   Administrative                             16,718         21,827         36,413         44,415
Depreciation and Amortization                 12,333         10,402         23,738         21,369
Nonrecurring Charges                          18,287             --         18,287             --
                                        ------------   ------------   ------------   ------------

Operating Income                             (16,206)        22,931         (2,396)        43,225
Interest Expense                             (14,598)       (14,643)       (25,949)       (28,921)
Other Income                                   4,252             96          5,624            764
                                        ------------   ------------   ------------   ------------
Income Before Income Taxes                   (26,552)         8,384        (22,721)        15,068
Provision for Income Taxes                    (9,335)         4,032         (6,934)         7,220
                                        ------------   ------------   ------------   ------------
Net Income                              $    (17,217)  $      4,352   $    (15,787)  $      7,848
                                        ============   ============   ============   ============
Basic Earnings Per Share                $      (0.64)  $       0.16   $      (0.58)  $       0.29
                                        ============   ============   ============   ============
Diluted Earnings Per Share              $      (0.63)  $       0.16   $      (0.58)  $       0.29
                                        ============   ============   ============   ============
Weighted Average Shares
   Outstanding                            27,028,990     26,895,562     27,026,846     26,890,852
                                        ============   ============   ============   ============


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

     Earnings per Share - The following table presents information necessary to calculate basic and diluted earnings per share. Amounts for the three and six months ended March 31, 1997 have been restated to conform with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings per Share", which was adopted effective December 31, 1997.

                                                                  Three Months Ended                  Six Months Ended
                                                                       March 31,                          March 31,
                                                            ------------------------------     ------------------------------
                                                                1998              1997             1998              1997
                                                            ------------      ------------     ------------      ------------
                                                                   (In Thousands of Dollars, Except per Share Amounts)
Earnings for basic and diluted computation:
  Income (loss) before extraordinary item                   $    (17,217)     $      2,945     $    (17,359)     $      4,441
    Adjustments - None                                                --                --               --                --
                                                            ------------      ------------     ------------      ------------
  Adjusted income (loss) before
    extraordinary item                                      $    (17,217)     $      2,945     $    (17,359)     $      4,441
                                                            ============      ============     ============      ============

  Net income                                                $    (17,217)     $      2,945     $    (19,358)     $      4,441
    Adjustments - None                                                --                --               --                --
                                                            ------------      ------------     ------------      ------------
  Adjusted net income                                       $    (17,217)     $      2,945     $    (19,358)     $      4,441
                                                            ============      ============     ============      ============

Basic earnings per share:
  Weighted average shares outstanding                         27,028,990        14,156,821       21,287,413        14,152,111
                                                            ============      ============     ============      ============
  Income (loss) per share before
    extraordinary item                                      $      (0.64)     $       0.21     $      (0.82)     $       0.31
                                                            ============      ============     ============      ============

  Net income (loss) per share                               $      (0.64)     $       0.21     $      (0.91)     $       0.31
                                                            ============      ============     ============      ============

Diluted earnings per share:
  Weighted average shares outstanding                         27,028,990        14,156,821       21,287,413        14,152,111
  Incremental shares issuable from
    assumed exercise of stock options
    under the treasury stock method                               91,879           149,717          146,373           179,623
                                                            ------------      ------------     ------------      ------------
  Weighted average shares outstanding
    - as adjusted                                             27,120,869        14,306,538       21,433,786        14,331,734
                                                            ============      ============     ============      ============
  Income (loss) per share before
    extraordinary item                                      $      (0.63)     $       0.21     $      (0.81)     $       0.31
                                                            ============      ============     ============      ============
  Net income (loss) per share                               $      (0.63)     $       0.21     $      (0.90)     $       0.31
                                                            ============      ============     ============      ============

Parent Company (Only) Information - Condensed financial information for Imperial Holly Corporation (parent company only) was as follows (in thousands of dollars):

                                          Three Months Ended              Six Months Ended
                                               March 31,                      March 31,
                                         ---------------------        ------------------------
                                           1998         1997            1998            1997
                                         --------     --------        -------         --------
                                          (In Thousands of Dollars, Except per Share Amounts)

Income Statement Data
---------------------
Net Sales                                $ 64,445     $ 75,656        $139,639        $157,995
Operating income                           (4,433)       2,394          (6,911)          6,666
Equity in undistributed earnings
     of subsidiaries                       (9,024)       1,148          (4,191)           (314)
Income (loss) before extraordinary item   (17,217)       2,945         (17,359)          4,441


                                                                 March 31,
                                                                 ---------
                                                                   1997
                                                                 ---------

Balance Sheet Data
------------------
Current assets                                                   $106,698
Property, plant and equipment, net                                 44,458
Investment in subsidiaries, at equity                             640,279
Total assets                                                      899,561
Current liabilities                                                23,016
Long-term debt, net                                               514,837
Shareholder's equity                                              345,597

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

     The Company's primary capital requirements are expected to include debt service, capital expenditures and working capital. The primary sources of capital are expected to be cash flow from operations and borrowings under the revolving credit facility. At March 31, 1998, the Company had $130 million available under its $200 million revolving credit facility. Based upon current and anticipated future operations and anticipated future cost savings the Company believes that capital resources will be adequate to meet anticipated future capital requirements. There can be no assurance, however, that the Company will realize sufficient cost savings or generate sufficient cash flow that, together with the other sources of capital, will enable the Company to service its indebtedness, or make anticipated capital expenditures. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing.

     The Company's financing arrangements entered into in connection with the acquisition of Savannah Foods impose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities.

     The Company's senior credit facility incurs interest at variable rates. The Company has entered into interest rate swap arrangements with notional amounts aggregating $180 million, to limit its exposure to future increases in interest rates.

     The Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, information and operational systems have been assessed and plans are being implemented to modify or replace each affected systems on a timely basis. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

     The Company's capital expenditures for fiscal 1998 are expected to be approximately $50 million, including the completion of major projects to expand the Sidney, Montana factory, as well as to add bulk sugar storage and high speed packaging equipment at the Sugar Land refinery.

     The decrease in pro forma net sales for the three and six month periods ended March 31, 1998 compared to the same periods ended March 31, 1997 result from lower sales prices offsetting higher volumes, principally of beet sugar. Refined sugar sales prices were lower in the current quarter due to a larger domestic sugar beet crop. This sales price reduction, higher cost of beet sugar, and poor operating performance at the Company's Sugar Land cane sugar refinery, were the primary factors contributing to the reductions in pro forma gross margin. The Company has made changes in the management of the Sugar Land refinery and has begun to achieve improved operations. Partially offsetting these effects were improved operating results at Savannah's production facilities, particularly its Michigan beet sugar factories.

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

     Beet sugar costs were adversely impacted by the unusually mild winter in the Northern Rocky Mountain Region, affecting sugarbeets in storage, reducing production yields, and increasing processing costs. Beet sugar cost continued to be adversely affected by low acreage at the Company's Torrington, Wyoming and Hereford, Texas factories. In February 1998, the Company announced that it would cease sugar beet processing at the Hereford factory. Severance and other cash closure costs related to this decision totaling $974,000 were provided for in the quarter ended March 31, 1998. Additionally, the Company recorded as a nonrecurring charge an impairment loss of $12,538,000 on Hereford's assets for the difference in their fair value and their carrying costs.

     Record rainfalls have delayed the start of the spring processing campaigns at the Company's three Northern California sugarbeet factories for three to four weeks, requiring the Company to fill customer commitments from other sources, generally at higher freight costs. While spring acreage harvested is not expected to be significantly impacted, the wet conditions are anticipated to reduce beet quality and thus increase processing costs. Additionally, the rains have delayed planting of the fall crop, which the Company expects will reduce the supply of beets available for processing in the fall campaign beginning next September. A nonrecurring charge of $3,800,000 has been recorded for the loss the Company expects to incur in fulfilling its industrial sales commitments in California at higher costs as a result of these events.

     Pro forma selling, general and administrative costs were $5.1 million lower for the three months and $8.0 million lower for the six months ended March 31, 1998 compared to the same periods of the prior year, as increases in volume related selling costs were more than offset by reductions in general and administrative costs, primarily incentive compensation, relocation and corporate overhead costs. The Company has reorganized to remove duplication and streamline administrative functions and recorded a charge in its second fiscal quarter of $975,000 in connection with a 14% reduction in staff. This and other measures management is taking are expected to ultimately produce cost savings in excess of $40 million annually, approximately $20 million of which are in selling, general and administrative expenses. Management believes that over one-half of the total reduction will be in place on a "run rate" basis by the end of fiscal 1998.

     Pro forma interest expense for the six months ended March 31, 1998 was lower than the comparable period of the prior year as a result of both lower short-term interest rates and reduced revolving credit borrowings.

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

     (b) During the three months ended March 31, 1998, the Company filed a current report on Form 8-K dated as of December 22, 1997 (amended by Form 8-K/A on January 13, 1998).

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IMPERIAL HOLLY CORPORATION
                                             (Registrant)


Dated: April 30, 1998                  By:  /s/ Mary L. Burke
                                            --------------------------------
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27         Financial Data Schedule