Form 10-Q
period 1998-06-30
IMPERIAL HOLLY CORP
filed 1998-08-13
CIK 831327

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------
Commission file number 1-10307
                         ------------------------------

                           IMPERIAL HOLLY CORPORATION
             (Exact name of registrant as specified in its charter)

            Texas                                           74-0704500
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

                            Yes X    No
                               ---     ---

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998.

                               27,050,208 shares.





--------------------------------------------------------------------------------

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





                             ----------------------

         The statements regarding future market prices, acreage planted, agricultural results and operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "budget", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the ability of the Company to realize cost savings from acquisitions, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION

                   IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     JUNE 30, 1998       SEPTEMBER 30, 1997
                                                    ---------------     --------------------
                                                      (Unaudited)
                                                         (In Thousands of Dollars)
                  ASSETS
CURRENT ASSETS:
     Cash and temporary investments                 $         9,408     $              9,354
     Marketable securities                                   65,643                   55,883
     Accounts receivable                                    129,040                   62,158
     Inventories:
         Finished products                                  161,271                   92,815
         Raw and in-process materials                        64,050                   17,623
         Supplies                                            36,483                   16,937
     Deferred & prepaid expenses                             30,739                   27,805
                                                    ---------------     --------------------
              Total current assets                          496,634                  282,575

NOTE RECEIVABLE                                                --                      1,285

OTHER INVESTMENTS                                            13,821                   14,646

PROPERTY, PLANT AND EQUIPMENT - net                         399,393                  154,751

GOODWILL & OTHER INTANGIBLES - net                          283,489                    1,310

OTHER ASSETS                                                 34,546                    3,052
                                                    ---------------     --------------------
                TOTAL                               $     1,227,883     $            457,619
                                                    ===============     ====================


       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable -- trade                      $       148,398     $             53,923
     Short-term borrowings                                    5,719                   43,091
     Current maturities of long-term debt                     7,098                    1,173
     Other current liabilities                               64,744                   53,986
                                                    ---------------     --------------------
              Total current liabilities                     225,959                  152,173

LONG-TERM DEBT                                              525,431                   81,304

DEFERRED TAXES AND OTHER CREDITS                            125,238                   31,183

SHAREHOLDERS' EQUITY
     Preferred stock                                           --                       --
     Common stock                                           268,602                   83,707
     Stock held by benefit trust                            (15,819)                    --
     Retained earnings                                       74,712                   90,870
     Unrealized securities gains - net                       23,760                   18,382
                                                    ---------------     --------------------
              Total shareholders' equity                    351,255                  192,959
                                                    ---------------     --------------------
                TOTAL                               $     1,227,883     $            457,619
                                                    ===============     ====================


                 See notes to consolidated financial statements.

                   IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three Months Ended             Nine Months Ended
                                                           June 30,                        June 30,
                                                -----------------------------     -----------------------------
                                                    1998              1997            1998              1997
                                                ------------     ------------     ------------     ------------
                                                      (In Thousands of Dollars, Except per Share Amounts)
NET SALES                                       $    456,087     $    197,758     $  1,305,921     $    557,203
                                                ------------     ------------     ------------     ------------
COSTS AND EXPENSES:
     Cost of sales                                   407,336          170,806        1,186,907          492,323
     Selling, general and administrative              15,627            8,317           49,835           24,498
     Depreciation and amortization                    11,489            4,464           33,910           14,236
     Nonrecurring charges                               --               --             18,287             --
                                                ------------     ------------     ------------     ------------

         Total                                       434,452          183,587        1,288,939          531,057
                                                ------------     ------------     ------------     ------------

OPERATING INCOME                                      21,635           14,171           16,982           26,146

INTEREST EXPENSE                                     (12,712)          (2,782)         (35,690)          (8,875)

REALIZED SECURITIES GAINS                                  2             --              2,181               32

OTHER INCOME -- Net                                    1,066              185            3,824              802
                                                ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES
     & MINORITY INTEREST                               9,991           11,574          (12,703)          18,105

PROVISION FOR INCOME TAXES                             4,716            4,280           (2,385)           6,370

MINORITY INTEREST IN INCOME OF SAVANNAH                 --               --              1,766             --
                                                ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                5,275            7,294          (12,084)          11,735

EXTRAORDINARY ITEM - NET OF TAX                         --               --             (1,999)            --
                                                ------------     ------------     ------------     ------------

NET INCOME (LOSS)                               $      5,275     $      7,294     $    (14,083)    $     11,735
                                                ============     ============     ============     ============

BASIC EARNINGS PER SHARE OF COMMON STOCK:
     Income (loss) before extraordinary item    $       0.20     $       0.51     ($      0.52)    $       0.83
                                                ============     ============     ============     ============

     Net income (loss)                          $       0.20     $       0.51     ($      0.61)    $       0.83
                                                ============     ============     ============     ============

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
     Income (loss) before extraordinary item    $       0.19     $       0.51     ($      0.52)    $       0.82
                                                ============     ============     ============     ============

     Net income (loss)                          $       0.19     $       0.51     ($      0.60)    $       0.82
                                                ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING               27,043,121       14,220,388       23,206,716       14,174,870
                                                ============     ============     ============     ============


NOTE: Includes the results of Savannah Foods & Industries, Inc. since October 17, 1997.

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                      Nine Months Ended
                                                                           June 30,
                                                                -------------------------------
                                                                      1998            1997
                                                                -------------     -------------
                                                                   (In Thousands of Dollars)
OPERATING ACTIVITIES:
     Net income (loss)                                          $     (14,083)    $      11,735
     Adjustments for non-cash and non-operating items:
         Extraordinary item - net                                       1,999              --
         Minority interest in earnings of Savannah                      1,766              --
         Impairment loss                                               12,538              --
         Depreciation & amortization                                   33,910            14,236
         Other                                                            143             6,934
     Working capital changes:
         Receivables                                                    1,753             5,249
         Inventory                                                    (35,322)          (40,543)
         Deferred and prepaid costs                                    18,551            (6,152)
         Accounts payable                                              38,719            17,663
         Other liabilities                                            (24,584)           (2,572)
                                                                -------------     -------------
Operating cash flow                                                    35,390             6,550
                                                                -------------     -------------

INVESTMENT ACTIVITIES:
     Acquisition of Savannah, net of cash acquired                   (363,665)             --
     Capital expenditures                                             (30,774)          (13,505)
     Investment in marketable securities                              (10,604)           (4,644)
     Proceeds from sales of securities                                 11,276             4,692
     Proceeds from sales of fixed assets                                  477                98
     Other                                                              2,086               451
                                                                -------------     -------------
Investing cash flow                                                  (391,204)          (12,908)
                                                                -------------     -------------

FINANCING ACTIVITIES:
     Revolving credit borrowings - net                                (42,879)           11,437
     CCC borrowings - advances                                         37,037            57,935
     CCC borrowings - repayments                                      (31,530)          (57,935)
     Long term debt:
         Proceeds                                                     520,874              --
         Repayment                                                   (130,748)           (9,525)
     Dividends paid                                                    (2,075)             --
     Sale of common stock                                               5,189              --
     Other                                                               --                 840
                                                                -------------     -------------
Financing cash flow                                                   355,868             2,752
                                                                -------------     -------------

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS                      54            (3,606)

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD                     9,354             6,142
                                                                -------------     -------------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD                   $       9,408     $       2,536
                                                                =============     =============





                 See notes to consolidated financial statements.

                   IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the Nine Months Ended June 30, 1998
                                   (UNAUDITED)



                               SHARES OF COMMON STOCK            COMMON STOCK
                             --------------------------     --------------------------                    UNREALIZED
                                            HELD BY                        HELD BY         RETAINED       SECURITIES
                              ISSUED      BENEFIT TRUST      AMOUNT      BENEFIT TRUST     EARNINGS         GAINS           TOTAL
                             ----------    -------------     ---------    -------------     ---------     -------------    ---------
                                                                                   (IN THOUSANDS OF DOLLARS)
BALANCE SEPTEMBER 30, 1997   14,283,775                     $  83,707                      $  90,870     $      18,382    $ 192,959

Net Income (Loss)                                                                            (14,083)                       (14,083)

Cash Dividends                                                                                (2,075)                        (2,075)

Stock Issued in Merger       13,176,193        (814,810)      174,584    ($     10,796)                                     163,788

Stock Issued to H. Kempner
  Trust Association            377,358                          5,000                                                         5,000

Stock Sold to Benefit Trust    505,440         (505,440)        5,023           (5,023)

Employee Stock Purchase
    Plan & Other                24,470                            288                                                           288

Change in Unrealized
    Securities Gains                                                                                             5,378        5,378

                             ----------    -------------     ---------    -------------     ---------     -------------    ---------
BALANCE JUNE 30, 1998        28,367,236      (1,320,250)    $ 268,602    ($     15,819)    $  74,712     $      23,760    $ 351,255
                             ==========    =============     =========    =============     =========     =============    =========



                 See notes to consolidated financial statements.

                           IMPERIAL HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997


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

         Accounting Pronouncements - Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting of Stock-based Compensation" ("SFAS No. 123"), and elected to continue to follow Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost. The impact of SFAS No. 123 on pro forma earnings per share for the three and nine months ended June 30, 1998 and 1997 was not significant.

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

         Nonrecurring Charges - During the quarter ended March 31, 1998, the Company incurred a $975,000 charge for severance and related costs in connection with the reorganization of administrative functions after the acquisition of Savannah Foods & Industries, Inc. ("Savannah"). Additionally, a charge of $3,800,000 was recorded for the expected loss the Company will incur in the fourth quarter in fulfilling its industrial sales commitments in California at higher costs as a result of the abnormal weather experienced there during the winter and spring months.

         In February 1998, the Company announced its decision to cease sugarbeet processing at its Hereford, Texas factory, and provided $974,000 for the estimated cash closure costs, principally severance. The Company also recorded a $12,538,000 asset impairment loss to reduce the carrying value of the Hereford assets to estimated fair value.

         Savannah Acquisition - The Company acquired Savannah in a two step transaction concluded December 22, 1997, when Savannah merged with a wholly owned subsidiary of the Company. Previously, the Company had purchased 50.1% of Savannah's outstanding common stock in a tender offer which was completed October 17, 1997. Consideration in the acquisition consisted of $368.6 million cash and 12,361,000 shares of the Company's common stock valued at $163.8 million.

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


                                        Three Months Ended                Nine Months Ended
                                            June 30,                          June 30,
                                 -----------------------------     -----------------------------
                                     1998              1997            1998             1997
                                 ------------     ------------     ------------     ------------
                                       (In Thousands of Dollars, Except per Share Amounts)
Net Sales                        $    456,087     $    501,304     $  1,375,467     $  1,439,930
                                 ------------     ------------     ------------     ------------
Cost of Sales                         407,336          433,466        1,250,674        1,256,997
Selling, General and
     Administrative                    15,627           23,386           52,040           73,887
Depreciation and Amortization          11,489           12,318           35,227           33,687
Nonrecurring Charges                     --               --             18,287             --
                                 ------------     ------------     ------------     ------------

Operating Income                       21,635           32,134           19,239           75,359
Interest Expense                      (12,712)         (13,780)         (38,661)         (42,701)
Other Income                            1,068              430            6,692            1,194
                                 ------------     ------------     ------------     ------------
Income Before Income Taxes              9,991           18,784          (12,730)          33,852
Provision for Income Taxes              4,716            8,014           (2,218)          15,234
                                 ------------     ------------     ------------     ------------
Net Income                       $      5,275     $     10,770     $    (10,512)    $     18,618
                                 ============     ============     ============     ============

Basic Earnings Per Share         $       0.20     $       0.40     $      (0.39)    $       0.69
                                 ============     ============     ============     ============

Diluted Earnings Per Share       $       0.19     $       0.40     $      (0.39)    $       0.69
                                 ============     ============     ============     ============

Weighted Average Shares
     Outstanding                   27,043,121       26,959,129       27,033,005       26,913,611
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

         Earnings per Share - The following table presents information necessary to calculate basic and diluted earnings per share. Amounts for the three and nine months ended June 30, 1997 have been restated to conform with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings per Share", which was adopted effective December 31, 1997.


                                                   Three Months Ended              Nine Months Ended
                                                       June 30,                         June 30,
                                               --------------------------    ----------------------------
                                                  1998           1997            1998             1997
                                               -----------    -----------    ------------     -----------
                                                        (In Thousands of Dollars, Except per Share Amounts)
Earnings for basic and diluted computation:
  Income (loss) before extraordinary
    item                                       $     5,275    $     7,294    $    (12,084)    $    11,735
    Adjustments - None                                --             --              --              --
                                               -----------    -----------    ------------     -----------
  Adjusted income (loss) before
    extraordinary item                         $     5,275    $     7,294    $    (12,084)    $    11,735
                                               ===========    ===========    ============     ===========

  Net income                                   $     5,275    $     7,294    $    (14,083)    $    11,735
    Adjustments - None                                --             --              --              --
                                               -----------    -----------    ------------     -----------
  Adjusted net income                          $     5,275    $     7,294    $    (14,083)    $    11,735
                                               ===========    ===========    ============     ===========



Basic earnings per share:
  Weighted average shares outstanding           27,043,121     14,220,388      23,206,716      14,174,870
                                               ===========    ===========    ============     ===========

  Income (loss) per share before
     extraordinary item                        $      0.20    $      0.51    $      (0.52)    $      0.83
                                               ===========    ===========    ============     ===========

  Net income (loss) per share                  $      0.20    $      0.51    $      (0.61)    $      0.83
                                               ===========    ===========    ============     ===========



Diluted earnings per share:
  Weighted average shares outstanding           27,043,121     14,220,388      23,206,716      14,174,870
  Incremental shares issuable from
    assumed exercise of stock options
    under the treasury stock method                 94,263        115,311         150,878         158,190
                                               -----------    -----------    ------------     -----------
  Weighted average shares outstanding
    - as adjusted                               27,137,384     14,335,699      23,357,594      14,333,060
                                               ===========    ===========    ============     ===========

  Income (loss) per share before
     extraordinary item                        $      0.19    $      0.51    $      (0.52)    $      0.82
                                               ===========    ===========    ============     ===========

  Net income (loss) per share                  $      0.19    $      0.51    $      (0.60)    $      0.82
                                               ===========    ===========    ============     ===========

Parent Company (Only) Information - Condensed financial information for Imperial Holly Corporation (parent company only) was as follows (in thousands of dollars):


                                             Three Months Ended       Nine Months Ended
                                                  June 30,                 June 30,
                                             ------------------       -----------------
                                             1998         1997        1998         1997
                                             ----         ----        ----         ----
                                         (In Thousands of Dollars, Except per Share Amounts)
Income Statement Data
Net Sales                                  $ 70,651     $74,787    $ 210,290     $232,782
Operating income                             (1,937)      2,260       (8,848)       8,926
Equity in undistributed earnings
  of subsidiaries                            13,629       5,945        9,438        5,631
Income (loss) before extraordinary item       5,275       7,294      (12,084)      11,735


                                         June 30,
                                         ---------
                                           1997
                                         ---------
Balance Sheet Data
Current assets                           $ 97,490
Property, plant and equipment, net         50,337
Investment in subsidiaries, at equity     653,927
Total assets                              883,998
Current liabilities                        12,835
Long-term debt, net                       502,917
Shareholder's equity                      351,255

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

         The Company's primary capital requirements are expected to include debt service, capital expenditures and working capital. The primary sources of capital are expected to be cash flow from operations and borrowings under the revolving credit facility. At June 30, 1998, the Company had $138 million available under its $200 million revolving credit facility. Based upon current and anticipated future operations and anticipated future cost savings, the Company believes that capital resources will be adequate to meet anticipated future capital requirements. There can be no assurance, however, that the Company will realize sufficient cost savings or generate sufficient cash flow that, together with the other sources of capital, will enable the Company to service its indebtedness, or make anticipated capital expenditures. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing.

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

         The Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, information and operational systems have been assessed and plans are being implemented to modify or replace each affected system on a timely basis. Modification of Savannah's computer systems was completed in the third fiscal quarter and the target date for completion of the remaining year 2000 modifications is December 31, 1998. Costs to modify existing systems is expected to be less than $1 million. Additionally, as part of the Company's merger integration strategy, all major management information systems are expected to be replaced by newly acquired software by the end of fiscal year 2000. Certain of these new systems will replace existing software which is not year 2000 compliant; the first of such new company-wide applications was implemented June 30, 1998, with the replacement of remaining non-compliant applications scheduled for the first and second quarters of fiscal 1999.

The Company has initiated discussions with major vendors and customers concerning their year 2000 readiness. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

         The Company's capital expenditures for fiscal 1998 are expected to be approximately $45 million, including the completion of major projects to expand the Sidney, Montana factory, as well as to add bulk sugar storage and high speed packaging equipment at the Sugar Land refinery.

         The decrease in pro forma net sales of 9% for the three and 4% for the nine month periods ended June 30, 1998 compared to the same periods ended June 30, 1997 resulted from lower sales prices offsetting higher volumes, principally of beet sugar volumes. Refined sugar sales prices were lower in the current year due to a larger domestic sugar beet crop and higher than normal inventory levels. A significant portion of the Company's industrial sales are made under forward sales contracts, most of which commence October 1 and extend for up to a year, resulting in a lagging effect of market price changes on the Company's sugar sales. To mitigate its exposure to future price changes, the Company purchases raw cane sugar under forward purchase contracts and attempts to match refined sugar sales contracted for future delivery with the purchase or pricing of raw sugar when feasible.

         Margins on refined sugar sales were negatively affected by lower sugar prices. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales and, in some cases, byproducts, between the Company and the grower. Use of this type of contract reduces the Company's exposure to price risk on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Consequently, the decrease in the unit selling price of refined beet sugar resulted in decreases in the unit cost of sugarbeets purchased, mitigating the impact on beet sugar sales margins.

         The current quarter's operating results benefited from strong contributions by the Company's California beet sugar operations and Savannah cane sugar refineries, as well as continued improvements in the operations of the Sugar Land cane refinery. Efficient factory operations both in California and the Savannah refineries, along with full sugarbeet acreage in California reduced sugar production costs. Any adverse impact of record spring rains and delayed factory start-ups on beet quality and California factory operations is not expected to be felt until the Company's fourth fiscal quarter and will be dependent on weather conditions in California during that quarter. The Company recorded a $3.8 million charge in the quarter ended March 31, 1998, for the expected impact on industrial sales commitments of anticipated higher costs resulting from such abnormal weather.

         Beet sugar costs during the first half of the fiscal year were adversely impacted by the unusually mild winter in the Northern Rocky Mountain Region, affecting sugarbeets in storage, reducing production yields, and increasing processing costs. Beet sugar cost continued to be adversely affected by low acreage at the Company's Torrington, Wyoming and Hereford, Texas factories.

In February 1998, the Company announced that it would not process sugar beets at the Hereford factory this fall. Severance and other cash closure costs related to this decision totaling $974,000 were provided for in the quarter ended March 31, 1998. Additionally, the Company recorded as a nonrecurring charge an impairment loss of $12,538,000 on Hereford's assets for the difference in their fair value and their carrying costs.

         Pro forma selling, general and administrative costs were $7.8 million lower for the three months and $21.8 million lower for the nine months ended June 30, 1998 compared to the same periods of the prior year, as increases in volume related selling costs were more than offset by reductions in general and administrative costs, primarily incentive compensation, relocation and corporate overhead costs. The Company has reorganized to eliminate duplication and streamline administrative functions and recorded a charge in its second fiscal quarter of $975,000 in connection with a 14% reduction in staff. This and other measures management is taking are expected to ultimately produce cost savings in excess of $40 million annually, approximately $20 million of which are in selling, general and administrative expenses. Management believes that over one-half of the total reduction will be in place on a "run rate" basis by the end of fiscal 1998.

         Pro forma interest expense for the nine months ended June 30, 1998 was lower than the comparable period of the prior year as a result of both lower short-term interest rates and reduced revolving credit borrowings.

         The minority interest in the earnings of Savannah is for the period from October 17, 1997 through December 22, 1997, when Savannah became a wholly-owned subsidiary.

         Other income increased due to higher dividends, lower costs related to farm land lease operations and an installment gain recognized in the second fiscal quarter on sale of a distribution facility in a prior year.

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


         (b) The Company did not file a current report on Form 8-K during the three months ended June 30, 1998.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               IMPERIAL HOLLY CORPORATION
                                                      (Registrant)


Dated:  August 13, 1998                        By: /s/ Mary L. Burke
                                                   ----------------------------
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
27               Financial Data Schedule