Form 10-K405
period 1998-09-30
IMPERIAL HOLLY CORP
filed 1998-12-15
CIK 831327

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998     COMMISSION FILE NUMBER 1-10307

                          IMPERIAL HOLLY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                            74-0704500
         (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

             ONE IMPERIAL SQUARE
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $189 million, based upon the last reported sales price of the registrant's Common Stock on the American Stock Exchange on December 10, 1998 and (solely for this purpose) treating all directors, executive officers and 10% shareholders of the registrant as affiliates.

  The number of shares outstanding of the registrant's Common Stock, as of December 10, 1998, was 32,131,304.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the registrant's definitive Proxy Statement relating to the registrant's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                       PART I
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    10
 Item 3.  Legal Proceedings..............................................    10
 Item 4.  Submission of Matters to a Vote of Security Holders............    10
          Executive Officers of the Registrant...........................    11
                                      PART II
 Item 5.  Market for the Registrant's Common Equity and Related
          Shareholder Matters............................................    13
 Item 6.  Selected Financial Data........................................    13
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    14
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    18
 Item 8.  Financial Statements and Supplementary Data....................    20
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    20
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    21
 Item 11. Executive Compensation.........................................    21
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    21
 Item 13. Certain Relationships and Related Transactions.................    21
                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K............................................................    22

                               ----------------

  The statements regarding future market prices, operating results and Year 2000 readiness and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the ability of the Company to realize cost savings from acquisitions, the ability of the Company and third party vendors and customers to successfully remediate Year 2000 computer issues, the available supply of sugar, available quantity and quality of sugar beets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                                    PART I

ITEM 1. BUSINESS

  In the past 15 months, Imperial Holly Corporation ("Imperial Holly") has made a number of strategic acquisitions. In December 1997, Imperial Holly completed its two-step acquisition of Savannah Foods and Industries, Inc. ("Savannah Foods"), a Georgia-based producer and marketer of sugar and related products. In September 1998, Imperial Holly acquired Wholesome Foods L.L.C ("Wholesome Foods"), a leading supplier of organic sweetners. In November 1998, Imperial Holly acquired Diamond Crystal Specialty Foods, Inc. ("Diamond Crystal"), a leading distributor of nutritional dry mixes, sauces, seasonings, drink mixes and desserts for the foodservice industry. As used herein, the terms "Imperial Holly" and the "Company" refers to Imperial Holly Corporation and its subsidiaries, including Savannah Foods, Wholesome Foods and Diamond Crystal.

THE COMPANY

  The Company is the largest, most geographically diverse and most balanced producer and marketer of refined sugar in the United States. The Company refines raw cane sugar at four refineries located in Texas, Georgia, Florida and Louisiana and produces beet sugar at 11 beet sugar factories located in California, Wyoming, Montana and Michigan. On a pro forma basis for the 12 months ended September 30, 1998, the Company sold approximately 60 million cwt. of refined sugar.

  The Company offers a broad product line and sells to a wide range of customers directly and through wholesalers and distributors. These customers include (i) retail grocers, (ii) foodservice companies, which include restaurants, healthcare institutions, schools and other institutions, and
(iii) industrial customers, which are principally food manufacturers. The Company's sugar products include granulated, powdered, liquid, liquid blends and brown sugars sold in a variety of packaging options (one pound boxes to 100-pound bags, individual packets and in bulk) under various brands (Imperial(R), Holly(R), Spreckels(R), Dixie Crystals(R), Pioneer(R) and Wholesome(R)) or private labels. Complementary non-sugar products marketed by the Company include salt, pepper and other seasonings, non-nutritive sweeteners, non-dairy creamers, nutritional dry mixes, sauces, drink mixes, desserts, plastic cutlery and packets of plastic cutlery with seasonings and other items. In addition, the Company produces selected specialty sugar products including Savannah Gold(TM) (a premium-priced, free-flowing brown sugar), Imbrocon(TM) (a liquid flavoring), Sucanat(TM) (sugar milled from organically grown sugarcane) and specialty sugars used in confections and icings. For the 12 months ended September 30, 1998, the Company had pro forma revenues of approximately $2.0 billion.

  Imperial Holly was incorporated in 1924 as Imperial Sugar Company and is the successor to a cane sugar plantation and milling operation begun in Sugar Land in the early 1800s that began producing granulated sugar in 1843. In 1988, the Company purchased Holly Sugar Corporation ("Holly") and changed its name to Imperial Holly Corporation. In April 1996, the Company acquired Spreckels Sugar Company ("Spreckels"). The Company completed its acquisition of Savannah Foods in December 1997 and completed its acquisitions of Wholesome Foods and Diamond Crystal in September and November 1998, respectively.

  The future results of the Company depend in part on the ability of management to consolidate operations and to integrate departments, systems and procedures. This integration may require substantial attention of management. Any inability of the Company to integrate its operations with those of the acquired companies in a timely and efficient manner would adversely affect the Company's ability to realize the planned benefits of the acquisitions, including potential synergies and cost savings.

INDUSTRY OVERVIEW

  Refined sugar can be produced by either processing sugar beets or processing and refining sugarcane. The profitability of cane sugar and beet sugar operations is affected by government programs designed to support the price of domestic crops of sugar beets and sugarcane, which affect cane sugar and beet sugar operations differently. See "-- Sugar Legislation and Other Market Factors".

  Cane Sugar Production Process. Sugarcane is grown in tropical and semi-tropical climates in the United States and some foreign countries. Raw sugarcane is processed by raw cane mills promptly after harvest into raw sugar, which is approximately 98% sucrose and may be stored for long periods and transported over long distances without affecting its quality. Raw cane sugar imports currently are limited by United States government programs.

  Cane sugar refineries like those operated by the Company purify raw sugar to produce refined sugar. Operating results of cane sugar refineries are driven primarily by the spread between raw sugar and refined sugar prices. See "-- Sugar Legislation and Other Market Factors".

  Beet Sugar Production Process. Sugar beets can flourish wherever a five-month growing season is possible. In the United States, sugar beets are grown in Minnesota, North Dakota, Idaho, California, Colorado, Nebraska, Michigan, Washington and Oregon. Harvest periods depend on the growing area, but are generally in the early fall, except in California, where spring and summer harvests occur.

  Sugar beets are highly perishable and must be processed into refined sugar quickly after harvest to avoid deterioration. Beets may be stored in piles awaiting processing where temperatures are sufficiently cool. Sugar beets are converted to refined sugar through a single continuous process at beet factories. Beet factories are located near the areas in which beets are grown in order to reduce freight costs and the risk of deterioration. The Company's staggered harvest seasons with respect to the sugar beet acreage supplying the Company's 11 sugar beet production facilities allows it to produce beet sugar year round even though the production campaign at any single facility generally lasts no more than 180 days. Operating results are driven primarily by the quantity and quality of sugar beets dedicated to the factory and the net sales prices received for the refined beet sugar. The beet processor shares a portion of the net sales price with growers through various participation or recovery contracts or cooperative arrangements. See "-- Raw Material and Processing Requirements -- Sugar Beet Purchases".

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

  In the crop year ended September 1997, the USDA implemented a program of increasing the tariff rate quota in known quantities at three known dates based on the level of the projected ending stocks-to-use ratio. There was previously no target for the ending stocks-to-use ratio, and the USDA could increase or decrease the quota at will. The Company believes that this administration of the tariff rate quota for foreign sugar has caused the market to be less volatile. The USDA continued this management strategy for the crop year ended September 1998. See "-- Sugar Legislation and Other Market Factors."

  Domestic Demand. The Company considers its primary competition in the sugar industry to be other cane sugar refiners and beet sugar processors. Selling price and the ability to supply the buyer's quality and quantity requirements in a timely fashion are important competitive factors.

  The replacement of refined sugar by high fructose corn syrup ("HFCS") and non-nutritive sweeteners in the beverage market was substantially completed over a decade ago. The Company does not currently consider HFCS a significant competitive threat, as refined sugar and HFCS generally support different markets. HFCS is primarily a liquid sweetener and generally does not compete in the dry sugar market.

  Domestic demand for refined sugar has increased each year since 1986, and the average rate of growth over the five-year period ended September 1997 was 1.6%. The trend in the food manufacturing industry toward production of "low fat" products has increased industrial demand for sugar, as food manufacturers have added sugar to enhance flavor and texture as fat is removed.

  Domestic Supply. Reduced demand in the early 1980s was absorbed principally by capacity reductions in the cane sugar refining sector. Approximately one-third of domestic cane sugar refining capacity was eliminated between 1981 and 1988. Cane sugar refining capacity remained relatively flat from 1988 until 1998, when the United States Sugar Corporation ("U.S. Sugar") completed construction of a refinery in Florida with a rated annual capacity of approximately 10 million cwt. Growth in refined sugar demand during the last decade has been largely satisfied through increased beet sugar production. In recent years, there have been a number of expansions to existing beet sugar factories to allow for increased acreage dedications. A partnership in which the Company owns a 43% interest recently built a new beet sugar factory in Moses Lake, Washington, which was commissioned in September 1998. The Company believes that the rate of growth of beet sugar production has slowed as most of the beet factory expansions that are economic under current conditions have been completed. The Company believes that further expansion of existing beet factories would require that beets be transported over greater distances, which is often uneconomical. Accordingly, construction of new factory sites would be required for further expansion. See "--Manufacturing Facilities".

  Domestic Refined Sugar Prices. Given the existing domestic supply and demand situation, the increasing role of beet production and the current status of government regulation, the price of refined sugar in the United States in recent years has been driven primarily by the amount of beet sugar supply. Historically, good crop years have led to relatively soft refined sugar prices, and weak crop years have led to relatively strong refined sugar prices.

PRODUCTS AND SALES

  Refined Sugar. The Company's principal product line is refined sugar, which accounted for approximately 85% of the Company's pro forma consolidated net sales for the twelve months ended September 30, 1998. The Company has a balanced combination of cane and beet sugar sales, with cane sugar constituting approximately 65% and beet sugar constituting 35% of the Company's pro forma refined sugar sales for the 12 months ended September 30, 1998. With the acquisition of Wholesome Foods, the Company now also sells sugar produced from organically grown sugarcane. The Company markets its sugar products to retail grocery, foodservice, and industrial customers by direct sales and through brokers or wholesalers. For the 12 months ended September 30, 1998, the Company's pro forma sales of refined sugar products to retail grocery and foodservice customers accounted for approximately one third of sugar sales, and pro forma sales to industrial customers accounted for the remaining two thirds.

  Grocery Sales. The Company produces and sells granulated white, brown and powdered sugar to grocery customers in packages ranging from one-pound boxes to 25-pound bags. Retail packages are marketed under the trade names Imperial(R), Dixie Crystals(R), Holly(R), Spreckels(R), Pioneer(R) and Wholesome(R), and are also sold under retailers' private labels. Private label packaged sugar, which represents a significant percentage of the Company's grocery sales, is generally sold at prices lower than those received for branded sugar. The Company seeks to capitalize on its well-known brands to seek to increase sales of higher-margin branded products as a percentage of total grocery sales.

  Foodservice Sales (Including Sales of Non-Sugar Products). The Company sells numerous products to foodservice customers, including healthcare institutions, ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer and plastic cutlery, nutritional dry mixes, sauces, seasonings, drink mixes, desserts and diet kits(R) (packets of plastic cutlery with seasonings and other items). The Company believes that the foodservice sector is one of the most rapidly growing segments of the domestic food industry. The Company believes its Savannah Foods and Diamond Crystal acquisitions have positioned the Company to participate in this growing sector.

  Industrial Sales. The Company produces and sells refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers principally purchase sugar for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. Historically, the majority of the Company's industrial sales are made to customers under fixed price contracts with terms of one year or less. Industrial sales generally provide lower margins than grocery or foodservice sales.

  Specialty Product Sales. The Company produces and sells specialty sugar products to grocery, foodservice and industrial customers. Specialty sugar products include Savannah Gold(TM), a premium-priced free flowing brown sugar marketed primarily to industrial customers; Imbrocon(TM), a liquid flavoring also marketed to industrial customers; edible molasses; syrups; Sucanat(TM), sugar produced from organically grown sugarcane; and specialty sugars used in confections, fondants and icings. The Company also markets artificial sweeteners including Sweet Thing(R), a saccharin-based sweetener, and Sweet Thing II(R), an aspartame-based sweetener.

  Sales and Marketing. The Company's products are sold directly by the Company's sales force and through independent brokers. The Company maintains sales offices at its offices in Sugar Land, Texas and Savannah, Georgia and at regional locations across the United States. The Company considers its marketing and promotional activities important to its overall sales effort. The Company advertises its brand names in both print and broadcast media and distributes various promotional materials, including discount coupons and compilations of recipes. No customer accounted for 10% or more of the Company's pro forma sales for the 12 months ended September 30, 1998.

  Seasonality. Sales of refined sugar are moderately seasonal, normally increasing during the summer months because of increased demand of various food manufacturers, including fruit and vegetable packers; shipments of specialty products (brown and powdered sugar) increase in the fourth calendar quarter due to holiday baking needs. Although the refining of cane sugar is not seasonal, the production of beet sugar is a seasonal activity. Each of the Company's beet sugar factories operates during sugar-making campaigns, which generally total 120 days to 180 days in length each year, depending upon the supply of sugar beets available to the factory. Because of the geographical diversity of its manufacturing facilities, the Company is generally able to produce beet sugar year-round. While the seasonal production of sugar beets requires the Company to store significant refined sugar inventory at each factory, the geographic diversity and staggered periods of production enable the Company's total investment in inventories to be reduced. Additionally, these factors reduce the likelihood that adverse weather conditions will affect all the Company's productive areas simultaneously and aid in distribution. Sales of the Company's products to the foodservices industry are not seasonal.

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

  Both the domestic and export markets are highly competitive because of the availability and pricing of by-products of other sugar beet processors and corn wet millers, as well as other livestock feeds and grains. The market price of the Company's by-products relative to the price of competitive feeds and grains is the principal competitive determinant. Among other factors, the weather and seasonal abundance of such feeds and grains may affect the market price of by-products. The Company's by-products pro forma sales for the 12 months ended September 30, 1998 were about 3% of total pro forma sales for such period.

  Beet Seed. The Company develops, produces and markets commercial seed to beet growers under contract to the Company as well as growers under contract to grow for other beet sugar processors. The Company's beet seed sales program is conducted primarily in Sheridan, Wyoming and Tracy, California.

  The Company has an agreement with ADVANTA SEEDS, a partnership of D. J. van der Have B.V. and Societe Europeenne de Semences, N.V., S.A. ("ADVANTA"), granting ADVANTA access to the Company's proprietary beet seed breeding material for varietal seed development in exchange for the exclusive marketing rights to ADVANTA's beet seed in certain markets in the United States, Canada and Mexico. ADVANTA introduced novel and improved varietal genetic material into the beet seed industry, which the Company believes may lead to advances in crop yield, sugar content of the beets, resistance to disease and certain plant processing benefits.

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

  Inulin. In 1995, the Company and Cooperatie Cosun U.A., a Netherlands sugar processor ("Cosun"), formed Imperial-Suiker Unie, L.L.C. ("ISU"), a 50-50 joint venture to introduce and market inulin in North America. Inulin is a natural carbohydrate with multifunctional properties with potential both as a nutritional additive and as a functional food ingredient. Inulin is extracted from chicory roots by a process similar to sugar extraction from sugar beets. ISU has the exclusive right to market in Canada, Mexico and the United States inulin and inulin-based products produced by Cosun. The Company has also entered into various agreements to provide certain marketing and administrative services to the joint venture.

MANUFACTURING FACILITIES

  The Company owns and operates four cane sugar refineries and 11 sugar beet factories. Each facility is served by adequate transportation and is maintained in good operating condition. The facilities operate continuously when in operation. The following table shows the location and capacity of each of the Company's refineries and processing plants:

                                                             APPROXIMATE DAILY
                                                             MELTING CAPACITY
      CANE SUGAR REFINERIES                                (POUNDS OF RAW SUGAR)
      ---------------------                                ---------------------
      Port Wentworth, Georgia.............................       6,300,000
      Gramercy, Louisiana.................................       4,200,000
      Sugar Land, Texas...................................       4,000,000
      Clewiston, Florida..................................       1,700,000
                                                                ----------
        Total.............................................      16,200,000
                                                                ==========

                                                             APPROXIMATE DAILY
                                                             SLICING CAPACITY
      BEET SUGAR FACTORIES                                 (TONS OF SUGAR BEETS)
      --------------------                                 ---------------------
      Brawley, California................................          9,000
      Mendota, California................................          4,200
      Tracy, California..................................          5,000
      Woodland, California...............................          4,000
      Caro, Michigan.....................................          4,000
      Carrollton, Michigan...............................          3,400
      Sebewaing, Michigan................................          6,000
      Croswell, Michigan.................................          4,000
      Sidney, Montana....................................          7,000
      Torrington, Wyoming................................          5,700
      Worland, Wyoming...................................          3,600
                                                                  ------
        Total............................................         55,900
                                                                  ======

  The Company also has a 43% limited partnership interest in a partnership that owns a beet sugar factory in Moses Lake, Washington with a 6,000-ton per day slicing capacity. The partnership constructed the factory, which was commissioned in September 1998 and is now operating in its first campaign. The Company has an agreement with the partnership to manage the operations at the factory and market its sugar production.

  In May 1998, the Company ceased sugar beet processing at its factory in Hereford, Texas. The Company continues to operate an ion exclusion facility at the factory to separate refined sugar from molasses, and also uses the facility as a distribution center.

  The following table shows the location and approximate square footage of the Company's foodservice manufacturing facilities, each of which is owned by the
Company:

                                                                         SQUARE
      FOODSERVICE MANUFACTURING FACILITIES                                FEET
      ------------------------------------                               -------
      Savannah, Georgia................................................. 314,500
      Bondurant and Mitchellville, Iowa................................. 152,513
      Bremen, Georgia................................................... 132,400
      Perrysburg, Ohio.................................................. 131,000
      Moore, Oklahoma................................................... 106,769
      Visalia, California............................................... 101,500
      Wilmington, Massachusetts.........................................  76,540
      Indianapolis, Indiana.............................................  63,240

RAW MATERIALS AND PROCESSING REQUIREMENTS

  Raw Cane Sugar. The Company purchases raw cane sugar from both domestic and foreign sources of supply located in Louisiana, Florida and various foreign countries. The availability of foreign raw cane sugar is determined by the import quota level designated by applicable regulation. See "-- Industry Overview" and "-- Sugar Legislation and Other Market Factors". The Company has not experienced difficulties in the past in contracting sufficient quantities of raw cane sugar to supply its refineries.

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

  The Company contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from that purchase. Historically, the majority of the Company's industrial sales are under fixed price contracts; in order to mitigate price risk in raw and refined sugar commitments, the Company manages the volume of refined sugar sales contracted for future delivery with the volume of raw cane sugar purchased for future delivery. The Company uses the raw sugar futures market as a hedging and purchasing mechanism as management deems appropriate.

  U.S. Sugar, which supplies approximately 14% of the Company's supply of raw cane sugar, has notified the Company that it intends to terminate its supply contract with the Company effective October 31, 2001. In addition, U.S. Sugar has completed construction of a refinery in Florida. See "Industry Overview-- Domestic Supply". The Company expects that adequate supplies of raw can sugar from other sources will be available upon the expiration of this contract. No assurance can be given, however, that such supplies will be available.

  The Company has access to approximately 350,000 short tons of aggregate raw sugar storage capacity, including 215,000 short tons of storage capacity at its Port Wentworth, Georgia refinery. At Port Wentworth, the Company has the ability to segregate its raw sugar inventory, which allows the Company to store bonded sugar for re-export. This capability facilitates the Company's participation in the re-export market. The Company has been active in such market in the past and expects to be active in the future when pricing and market conditions are favorable.

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

  Once harvested, sugar beets are purchased by the Company and, in some locations, stored in piles until processed. Under the contracts used in Michigan, the beet growers continue to share the risk of deterioration of the stored sugar beets with the Company. However, the Company contractually accepts the risk with respect to the majority of its stored sugar beets. The Company believes that the geographic diversity of its growing areas reduces the risk that adverse conditions will occur company-wide; however, there can be no assurance that the Company's results of operations will not be adversely affected by such risks.

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

  Other Raw Materials. Foundry coke and limestone are used in the beet sugar extraction process. The Company generally purchases coke under contracts with one to three-year terms and utilizes rail transportation to deliver the coke to factories. Domestic coke supplies may become tighter due to environmental restrictions; the Company has the option of converting existing coke-fired equipment to natural gas should the availability and economics of coke so dictate. The Company owns a 50% share of a limestone quarry in Warren, Montana that supplies the Sidney, Montana and Worland, Wyoming factories with their annual limestone requirements. The Company operates a limestone quarry in Cool, California that supplies the Company's Northern California beet processing factories with limestone. These quarries do not normally supply the Company's other factories because of high freight costs. Limestone required in the other factory operations is generally purchased from independent sources under contracts with one to five-year terms.

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

COMPETITION

  The Company competes with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners. Additionally, the Company's foodservice operations compete with other foodservice suppliers. Selling price and the ability to supply the buyer's quality and quantity requirements in a timely fashion are important competitive factors. Certain competing beet sugar processors have expanded their production capacity significantly over the past five years. The additional sugar marketed as a result of this expansion has acted to reduce refined sugar prices at times during this period. To a lesser extent, refined sugar also competes with non-nutritive or low-calorie sweeteners, principally aspartame and, to lesser extents, saccharin and acesulfam-k.

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

  CCC Loans. Pursuant to the Farm Bill, the Commodity Credit Corporation ("CCC") is obligated annually to make loans available to domestic first processors of sugar on existing sugar inventories from the current crop year production. CCC loans under the Farm Bill are recourse loans unless the tariff rate quota for imported sugar is set at a level in excess of 1.5 million short tons raw value ("STRV"). If the tariff rate quota exceeds 1.5 million STRV, CCC loans will become non-recourse and processors will be obligated to pay participating growers a predetermined minimum support price. CCC loans mature September 30 of each year and in no event more than nine months after the month in which the loan was made. Under the Farm Bill, processors may forfeit sugar to the USDA; if the tariff rate quota is below 1.5 million STRV and the collateral for the loan is inadequate to cover the loan amount, the USDA may proceed against the processor for the difference between the loan amount and the proceeds from the sale of the forfeited sugar. Additionally, a processor will be penalized approximately 1 cent per pound for each pound of sugar forfeited.

  Tariff Rate Quota. Under the Farm Bill, the USDA utilizes the import quota and the forfeiture penalty to affect sugar price supports and prevent forfeitures under the CCC loan program. The USDA annually implements a tariff rate quota for foreign sugar, which has the effect of limiting the total available supply of sugar in the United States. The tariff rate quota controls the supply of raw sugar by setting a punitive tariff on all sugar imported for domestic consumption that exceeds the determined permitted imported quantity and is designed to make the importation of the over-quota sugar uneconomical. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar. The tariff rate quota for sugar to be allowed entry into the United States during the year ended September 30, 1998 was 1.7 million STRV; for the year ending September 30, 1999 the tariff rate quota is expected to be 1.3 million STRV. The USDA currently determines the quota by targeting an ending stocks-to-use ratio. A portion of the quota will be made available immediately with separate allocations made available periodically depending on domestic production of raw cane sugar and refined beet sugar. The Company believes that this implementation of the tariff-rate quota for foreign sugar under the Farm Bill has caused the market for raw cane sugar to be less volatile, and as a result has helped to reduce fluctuations in profitability of the Company's cane sugar operations.

  NAFTA. NAFTA contains provisions that allow for Mexico to increase its sugar exports to the United States if Mexico is projected to produce a net surplus of sugar. The terms of NAFTA restrict Mexico's exports, which may be in the form of raw or refined sugar, to the United States to no more than 25,000 STRV annually until the year 2000. Mexico's exports to the United States will be further increased in the event Mexico produces a sugar surplus for two consecutive years prior to the year 2000 or at any time thereafter. The Company's management believes that increased importation of raw cane sugar from Mexico could benefit the Company because the proximity of its Sugar Land, Texas refinery to Mexico could allow the Company to import raw cane sugar more cheaply than its competition. However, if imports are in the form of refined cane sugar, the domestic refined sugar market may be adversely affected.

EMPLOYEES

  At November 30, 1998, the Company employed approximately 3,800 year-round employees. In addition, the Company employed 4,200 seasonal employees over the course of the crop year ended September 1998. While the Company's Port Wentworth, Georgia and Clewiston, Florida refineries employ non-union labor, the Company has entered into collective bargaining agreements with union representatives with respect to the employees at all of the Company's other refineries and processing plants. The Company's Wilmington, Massachusetts; Bondurant and Mitchellville, Iowa; and Moore, Oklahoma foodservices facilities employ non-union labor and its Indianapolis, Indiana foodservices facility operates under a collective bargaining agreement. The Company believes its employee and union relationships are good.

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

  Waste water odor control is being addressed at the Company's facilities in Tracy and Woodland, California. The soil and ground water at the Company's Mendota, California facility have high concentrations of salts. The Company has developed a prevention plan to install a clay cap on the areas of concern and to treat the affected ground water. This plan will be accomplished over a 20 to 30-year period with an expected annual cost ranging from $40,000 to $120,000. The Company has recorded a liability for the estimated costs of this project. The Company's Torrington, Wyoming facility has made significant operational modifications in order to meet more restrictive state solid waste and groundwater regulations.

  In November 1998, the Company, through its Diamond Crystal subsidiary, received a Request for Information Pursuant to Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and Section 3007 of Resource Conservation and Recovery Act ("RCRA") relative to the Beede Waste Oil Site in Plainstow, New Hampshire (the "Site"). A response to the information request is due January 4, 1999. The Company has initiated, but has not yet completed, its preliminary review and cannot identify a connection between Diamond Crystal and the transporters identified for the Site.

  Ongoing compliance with environmental statutes and regulations has not had, and the Company does not anticipate that it will in the future have, a material adverse effect on the Company's competitive position since its competitors are subject to similar regulation. Additional testing requirements and more stringent permit limitations have resulted in increasing environmental costs, and the Company expects that the cost of compliance will continue to increase. Additional capital expenditures will be required to comply with future environmental protection standards, although the amount of any further expenditures cannot be accurately estimated. Management does not believe that compliance will have a materially adverse impact on the Company's capital resources, operating results or financial condition.

ITEM 2. PROPERTIES

  The Company owns each of its cane sugar refineries, sugar beet processing plants and foodservices manufacturing facilities. The Company owns its corporate headquarters in Sugar Land, Texas and leases other office space and contracts for throughput and storage at warehouses and distribution stations. The Company owns additional acreage at its factories and refineries which is used primarily for settling ponds and as buffers from nearby communities or is leased as farm and pasture land. Substantially all of these assets are subject to liens securing the Company's bank debt. See "Business -- Manufacturing Facilities" and "Business -- Other Raw Materials".

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the quarter ended September 30, 1998.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive officers of Imperial Holly are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of Imperial Holly:

          NAME            AGE*                         POSITIONS
          ----            ----                         ---------
James C. Kempner........   59  President and Chief Executive Officer
Roger W. Hill...........   59  Managing Director; President of Holly
William W. Sprague III..   42  Managing Director; President of Savannah Foods
Mary L. Burke...........   35  Managing Director and Chief Financial Officer
Peter C. Carrothers.....   59  Managing Director
Douglas W. Ehrenkranz...   41  Managing Director
James M. Kelley.........   54  Managing Director
Benjamin A. Oxnard, Jr..   63  Managing Director
John A. Richmond........   52  Managing Director
David Roche.............   50  Managing Director
William F. Schwer.......   51  Managing Director, General Counsel and Assistant Secretary
Mark S. Flegenheimer....   37  Vice President; President of Michigan Sugar Company
H. P. Mechler...........   45  Vice President -- Accounting
Karen L. Mercer.........   36  Vice President and Treasurer
Alan K. Lebsock.........   46  Controller
Roy L. Cordes, Jr.......   51  Secretary

--------
  * As of December 10, 1998.

  Except as set forth below, executive officers have held their present offices for at least the past five years. Positions, unless specified otherwise, are with the Company.

  Mr. Kempner became President and Chief Executive Officer in 1993. Mr. Kempner served as Executive Vice President from 1988 to 1993 and also served as Chief Financial Officer from 1988 to April 1998.

  Mr. Hill became a Managing Director in October 1995. He served as Executive Vice President from 1988 to 1995. Mr. Hill also has been President of Holly since 1988. Mr. Hill joined Holly in 1963 and served in various capacities, including Vice President -- Agriculture and Executive Vice President.

  Mr. Sprague became a Managing Director in January 1998 and has been President of Savannah Foods since 1995. He served as President and Chief Operating Officer of Savannah Foods from 1993 to 1995. Mr. Sprague began his career with Savannah Foods in 1983 and has held various other positions with Savannah Foods since then.

  Ms. Burke joined the Company and was named a Managing Director and Chief Financial Officer in April 1998. Prior to joining the Company, Ms. Burke was Vice President, Food & Commodity Group with Harris Trust & Savings Bank from 1992 to 1998 and served in various other capacities from 1985 to 1992.

  Mr. Carrothers became a Managing Director in October 1995. He served as Senior Vice President -- Operations from March to October 1995. Mr. Carrothers joined the Company as Senior Vice President -- Logistics in May 1994. From 1990 until joining the Company, he was Vice President -- Logistics of PepsiCo Foods International and had served in various other capacities with Frito Lay, Inc., a subsidiary of PepsiCo, since 1973.

  Mr. Ehrenkranz became a Managing Director in April 1997. Mr. Ehrenkranz joined the Company in April 1995 as Director of Sales, Planning & Marketing-Development and became Vice President -- Sales and Marketing in September 1995. Prior to joining the Company, Mr. Ehrenkranz was Marketing Manager with PepsiCo's Taco Bell subsidiary from 1993 to 1994 and served in various positions at Procter & Gamble from 1979. His last position at Procter & Gamble before joining PepsiCo was Category Sales Manager for Folgers Coffee.

  Mr. Kelley became a Managing Director in February 1998. Since 1995, he has served as President of Dixie Crystals(R) Brands, Inc. Mr. Kelley joined Savannah Foods in 1973 and has held various other position with Savannah Foods since then.

  Mr. Oxnard became a Managing Director in February 1998. Since 1996, he has served as Senior Vice President -- Raw Sugar of Savannah Foods. Mr. Oxnard joined Savannah Foods in 1983 as Vice President -- Raw Sugar.

  Mr. Richmond became a Managing Director in April 1997 and was named Vice President -- Operations in October 1995. Mr. Richmond has been Senior Vice President and General Manager, Beet Sugar Operations, of Holly since 1993. Mr. Richmond joined Holly in 1973 and has held various other positions with Holly since then.

  Mr. Roche became a Managing Director in February 1998. Since 1996, he has served as Senior Vice President of Savannah Foods and President of Michigan Sugar Company; in 1997 also became President of Savannah Foods Industrial Inc. Mr. Roche has held various other positions since he joined Savannah Foods in 1976.

  Mr. Schwer became a Managing Director in October 1995 and has served as General Counsel since 1989. Mr. Schwer became Assistant Secretary in 1998. He also served as Senior Vice President from 1993 to 1995. Mr. Schwer joined Holly as Assistant General Counsel in 1988.

  Mr. Flegenheimer became a Vice President of the Company and President of Michigan Sugar Company in October 1998. Mr. Flegenheimer joined Michigan Sugar in 1994 as Vice President of Administration and became Vice President and Chief Operating Officer in 1996. Prior to joining Michigan Sugar he was Executive Vice President and Chief Operating Officer of Amerop Sugar Corporation, New York, New York, a commodity trading firm.

  Mr. Mechler became Vice President -- Accounting in April 1997. Mr. Mechler had been Controller since joining the Company in 1988.

  Ms. Mercer became Vice President in April 1997 and has served as Treasurer since 1994. She joined the Company in 1993. Prior to joining the Company, she was employed by First City, Texas -- Houston, National Association and Texas Commerce Bank, National Association. The last position she held at Texas Commerce Bank was Vice President -- Commercial Lending.

  Mr. Lebsock became controller in April 1997 and has been Controller for Holly since October 1990. From October 1984 to September 1990, he was Assistant Controller for Holly. Mr. Lebsock joined Holly in 1974.

  Mr. Cordes joined the Company as Deputy General Counsel in September 1997. He became Secretary of the Company in July 1998. Prior to joining the Company, Mr. Cordes was in private law practice from 1995 to 1997 and was a judge in Fort Bend County, Texas from 1991 to 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

  The Company's Common Stock is traded on the American Stock Exchange. At December 3, 1998 there were 2,264 shareholders of record of the Common Stock. The following table sets forth the high and low sales price per share of Common Stock, as quoted by the American Stock Exchange, and cash dividends per share declared for the periods set forth below:

                                                           SALES PRICE
                                                          -------------   CASH
      THREE MONTHS ENDED                                   HIGH   LOW   DIVIDEND
      ------------------                                  ------ ------ --------
      June 30, 1996...................................... $12.50 $ 7.50     --
      September 30, 1996.................................  16.75  11.25     --
      December 31, 1996..................................  16.00  14.50     --
      March 31, 1997.....................................  15.38  10.50     --
      June 30, 1997......................................  13.38   9.88     --
      September 30, 1997.................................  16.00  11.63  $0.03
      December 31, 1997..................................  14.38   9.75   0.03
      March 31, 1998.....................................  12.13   8.31   0.03
      June 30, 1998......................................  10.19   8.75   0.03
      September 30, 1998.................................   9.94   6.44   0.03

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the last six fiscal periods is as follows (in thousands of dollars, except per share data):

                                        SIX MONTHS
                          YEAR ENDED       ENDED            YEAR ENDED MARCH 31,
                         SEPTEMBER 30, SEPTEMBER 30, --------------------------------------
                             1998(1)    1997(2)(3)     1997(3)   1996      1995      1994
                         ------------- ------------- --------  --------  --------  --------
For The Period:
  Net Sales.............  $1,783,091     $406,682    $752,595  $616,450  $586,925  $655,498
  Operating Income
   (Loss)...............      38,939       20,359      28,423    (2,431)   (2,091)   (4,566)
  Income (Loss) Before
   Extraordinary Item
   (4)..................      (5,835)       9,951      11,518    (3,218)   (5,365)   (7,965)
  Net Income (Loss).....      (7,834)       9,951      11,518    (2,614)   (5,365)   (7,965)
Per Share Data:
  Basic Income (Loss)
   Per Share:
    Before Extraordinary
     Item(4)............  $    (0.24)    $   0.70    $   0.92  $  (0.31) $  (0.52) $  (0.78)
    Net Income (Loss)...       (0.32)        0.70        0.92     (0.25)    (0.52)    (0.78)
  Diluted Income (Loss)
   Per Share:
    Before Extraordinary
     Item...............       (0.24)        0.69        0.90     (0.31)    (0.52)    (0.78)
    Net Income (Loss)...       (0.32)        0.69        0.90     (0.25)    (0.52)    (0.78)
  Cash Dividends
   Declared.............        0.12         0.03          --      0.04      0.16      0.32
At Period End:
  Total Assets..........  $1,179,800     $457,619    $449,933  $325,319  $374,124  $393,660
  Long-term Debt--Net...     525,893       81,304      90,619    89,800   100,010   100,044
  Total Shareholders'
   Equity...............     352,907      192,959     176,956   111,043   109,977   114,737

--------
(1) Includes the results of Savannah Foods since October 17, 1997, net of minority interest through December 22, 1997, as discussed in Note 2 to the Consolidated Financial Statements.
(2) In October 1997, the Company changed its fiscal year end from March 31 to September 30.
(3) Includes the results of Spreckels since April 19, 1996, as discussed in
    Note 2 to the Consolidated Financial Statements.
(4) See Note 6 to the Consolidated Financial Statements for description of extraordinary items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

  As a result of the completion of the Savannah acquisition, the Company had substantial increases in sales, costs and expenses, assets, liabilities and its level of indebtedness. The pro forma financial information included in
Note 2 to the Consolidated Financial Statements present the combined results of the companies as if the acquisition and related financing transactions had occurred prior to the earliest period presented.

  The Company's primary capital requirements are expected to include debt service, capital expenditures and working capital. The primary sources of capital are expected to be cash flow from operations and borrowings under the Company's revolving credit facility. Long-term debt as of September 30, 1998 was $525.9 million. At September 30, 1998, the Company had $170 million available under its $200 million revolving credit facility. In November 1998, the Company borrowed $102 million under the revolving credit facility to finance the acquisition of Diamond Crystal as discussed in Note 2 to the Consolidated Financial Statements. Based upon current and anticipated future operations and anticipated future cost savings, the Company believes that capital resources will be adequate to meet anticipated future capital requirements. There can be no assurance, however, that the Company will realize sufficient cost savings or generate sufficient cash flow that, together with the other sources of capital, will enable the Company to service its indebtedness, or make anticipated capital expenditures. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness, or obtain additional financing.

  The Company's financing agreements described in Note 6 to the Consolidated Financial Statements impose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities. The Company's leverage also reduces the Company's ability to take these actions.

  The Company's senior credit facility incurs interest at variable rates. The Company has entered into interest rate swap arrangements with notional amounts aggregating $180 million, to limit its exposure to future increases in interest rates.

  Capital expenditures for fiscal 1998 were $42 million and included the completion of major projects to expand the Sidney, Montana factory, as well as to add bulk sugar storage and high speed packaging equipment at the Sugar Land refinery. Fiscal 1999 capital expenditures are expected to approximate $32 million, and include additional production and packaging efficiency upgrades, as well as continuation of the Company's computer systems initiative discussed below.

  The Company has a 43% limited partnership interest in a sugar beet processing facility in Moses Lake, Washington that was commissioned in September 1998. The facility has not reached full production due to operational factors associated with the start-up. The partnership may require additional financing in the future.


  The Company has developed, and is in the process of implementing, plans to address the possible exposures related to the impact on its computer systems of the year 2000 ("Y2K"). The Company's efforts have been focused in four areas: (1) technology infrastructure, including hardware and computer operating software; (2) application software for key financial, informational and operational systems; (3) process control technology at each of the Company's production facilities; and (4) third party readiness. These efforts are being coordinated with the Company's strategic initiative to replace its major management information systems with newly acquired client-server based software from PeopleSoft USA, Inc.

  The Company estimates that its infrastructure project is 80% complete, including remediation of the mainframe and mid-range computers in the Company's Savannah, Georgia and Sugar Land, Texas offices, and installation of the client-server computers for the PeopleSoft implementation. The remaining infrastructure effort is principally to complete testing and remediation or replacement of personal computers and local area network servers.

  The Company's plan for Y2K compliance of application software includes remediation of certain systems and replacement of others. Remediation of application software processed in Savannah, Georgia was completed in fiscal 1998. The Company expects to complete remediation of systems processed in Sugar Land, Texas by the second quarter of fiscal 1999. The initial phase of replacement with PeopleSoft applications of non-Y2K compliant applications was implemented in fiscal 1998 and replaced the majority of the Company's non-compliant systems. The replacement of remaining non-compliant systems, principally human resource applications, is expected to be completed by June 30, 1999. If such changes are not completed on a timely basis, the Company believes it can utilize the Y2K compliant software currently being used by the Savannah operations.

  Management at each of the Company's production facilities is reviewing and assessing the year 2000 impacts on hardware and software, including embedded computer chips, utilized for manufacturing process control. The Company believes that it has substantially completed identification of, and expects to complete remediation by June 30, 1999 of, manufacturing control technology which may materially affect its manufacturing operations.

  The Company has also initiated discussions with major vendors and customers concerning their year 2000 readiness, and is evaluating their responses and developing contingency plans should such third parties not complete required system modifications. Contingency plans could include identifying alternate vendors for required services and materials or developing manual procedures for automated processes.

  Costs to modify existing application systems are expected to be less than $1 million, approximately half of which was incurred in fiscal 1998. New hardware and software purchases, including purchases related to the PeopleSoft initiative, are estimated to total $8.5 million over a two year period, including $3.5 million which was capitalized in fiscal 1998. No material costs were incurred on these projects prior to fiscal 1998.

  The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the year 2000 readiness of third party supplies and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 efforts described above are expected to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the year 2000 compliance and readiness of such third parties. The Company believes that, with the implementation of new business systems and completion of the projects as scheduled, the possibility of significant interruptions of normal operations should be reduced.

  Readers are cautioned that forward-looking statements contained in this year 2000 discussion should be read in conjunction with the Company's disclosures on the inside cover page of this Form 10-K.

  The Financial Accounting Standards Board has issued a number of new accounting standards discussed in Note 1 to the Consolidated Financial Statements. These standards, which become effective in future fiscal years, establish additional accounting and disclosure requirements. Management is evaluating what, if any, effects such requirements may have on the Company's consolidated financial statements.

INDUSTRY ENVIRONMENT

  The Company's results of operations are substantially dependent on market factors, including domestic prices for refined sugar and raw cane sugar, and the quantity and quality of sugarbeets available to the Company. These market factors are influenced by a variety of external forces that the Company is unable to predict, including the number of domestic acres contracted to grow sugarcane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar, affecting the supply and cost of raw material available to the Company's cane refineries. See "Business-- Sugar Legislation and Other Market Factors" and "--Competition" and "-- Industry Overview".

  Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing. See "Business--Raw Materials and Processing Requirements".

RESULTS OF OPERATIONS

 Fiscal 1998

  As a result of the Savannah acquisition, the Company had substantial increases in sales, costs and expenses. Additionally, in October 1997, the Company changed its fiscal year from March 31 to September 30. Accordingly the operating results of the fiscal year ended September 30, 1998 are not directly comparable to the results for any prior fiscal year. The following pro forma financial information presents the Company's results of operations for the twelve months ended September 30, 1998 and 1997 as if the acquisition of Savannah and related financing transactions had occurred on, and as if the Company had changed its fiscal year as of, September 30, 1996 (in thousands of dollars):

                                                              (PRO FORMA)
                                                          TWELVE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
      Net sales........................................  $1,852,637  $1,957,537
      Costs and expenses:
        Cost of sales..................................   1,674,619   1,717,971
        Selling, general and administrative............      67,563      97,900
        Asset impairment and other charges.............      18,287          --
        Depreciation and amortization..................      50,972      44,252
                                                         ----------  ----------
      Operating income.................................      41,196      97,414
      Interest expense.................................     (51,689)    (54,987)
      Realized securities gains........................       2,181          43
      Other income.....................................       7,073       1,750
                                                         ----------  ----------
      Income (loss) before income taxes................      (1,239)     44,220
      Provision for income taxes.......................       3,024      19,562
                                                         ----------  ----------
      Net income (loss)................................  $   (4,263) $   24,658
                                                         ==========  ==========

  Pro forma net sales decreased $104.9 million or 5.3% for the twelve months ended September 30, 1998, primarily due to lower market prices for refined sugar as a result of a larger domestic beet crop in the fall of 1997. Sugar sales volumes were approximately 1% lower on a pro forma basis. Historically, significant portions of the Company's industrial sales were made under fixed price, forward sales contracts, most of which commence October 1 and extend for up to one year. As a result, changes in the Company's realized sales prices for industrial sales tend to lag market price changes. The Company has announced higher asking prices for refined sugar for industrial contracts commencing October 1, 1998. Contracting activity to date has taken place at a much slower rate than in past years and, as a result, industrial sales commitments for fiscal 1999 are at lower volumes with much of the industrial business being done on a spot sales basis.

  Pro forma cost of sales for the twelve months ended September 30, 1998 decreased $43.4 million or 2.6%, resulting in gross margin before depreciation of 9.6% compared to 12.1% for the prior twelve-month period. Margins on refined sugar sales were negatively affected by lower sugar prices and higher beet sugar costs. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales and, in some cases, byproducts, between the Company and the grower. Use of this type of contract reduces the Company's exposure to price risk on sugarbeet purchases so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Consequently, the decrease in the unit selling price of refined beet sugar resulted in decreases in the unit cost of sugarbeets purchased, mitigating the impact on beet sugar sales margins.

  Beet sugar costs during fiscal 1998 were adversely impacted by the unusually mild winter in the Northern Rocky Mountain Region, affecting sugarbeets in storage, reducing production yields, and increasing processing costs. Beet sugar cost continued to be adversely affected by low acreage at the Company's Torrington, Wyoming and Hereford, Texas factories. Record spring rains in California delayed factory start-ups, adversely impacting beet quality in the late summer and fall months. The Company recorded a $3.8 million charge in the second fiscal quarter for the expected impact on industrial sales commitments of higher costs resulting from such abnormal weather. Partially offsetting these factors were efficient operations at the Company's Michigan and Southern California beet sugar factories and Savannah cane refineries. Raw cane sugar prices were not materially changed in fiscal 1998 compared to the pro forma prior period resulting in decreased margins as refined prices declined.

  In February 1998, the Company announced that it would not process sugar beets at the Hereford factory in fall 1998. Severance and other cash closure costs related to this decision totaling $974,000 were provided for in the quarter ended March 31, 1998. Additionally, the Company recorded an impairment loss of $12,538,000 on Hereford's assets for the difference in their fair value and their carrying costs.

  Pro forma selling, general and administrative costs were $30.3 million lower for the twelve months ended September 30, 1998 compared to the same periods of the prior year due to reductions in general and administrative costs, primarily incentive compensation, relocation and corporate overhead costs. Following the Savannah acquisition the Company reorganized to eliminate duplication and streamline administrative functions and recorded a charge in its second fiscal quarter of $975,000 in connection with a 14% reduction in staff. This and other measures produced cost savings in excess of $20 million in fiscal 1998, the majority of which was in selling, general and administrative expenses.

  Pro forma interest expense for the twelve months ended September 30, 1998 was lower than the comparable period of the prior year as a result of both lower short-term interest rates and reduced revolving credit borrowings.

  The minority interest in the earnings of Savannah charged to fiscal 1998 results of operations is for the period from October 17, 1997 through December 22, 1997, when Savannah became a wholly owned subsidiary.

  Other income increased due to higher dividends, lower costs related to farm land lease operations and gains recognized on sale of a former beet sugar factory site and a distribution facility.

 Six Months Ended September 30, 1997

  Net sales increased $12.7 million or 3.2% in the six months ended September 30, 1997 compared to the six months ended September 30, 1996, primarily as a result of higher refined sugar prices. Price increases resulted from smaller sugar beet crops in the fall of 1995 and 1996. Sugar sales volumes increased modestly during the six months, principally due to higher beet sugar sales.

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

  Selling, general and administrative expenses increased $1.6 million or 5.5% during the six-month period as increases in warehousing and advertising costs more than offset reduction in general and administrative costs, principally resulting from closure of Spreckels Sugar Company's Pleasanton, California office.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company uses raw sugar futures and options in its inventory purchasing programs. Gains and losses on such transactions are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. The Company does not enter into futures or option transactions for trading purposes.

  The information below presents the Company's domestic futures positions outstanding as of September 30, 1998. The Company's world sugar futures and option positions are not material to its consolidated financial position, results of operations or cash flows.

                                            EXPECTED MATURITY EXPECTED MATURITY
                                                  1999              2000
                                            ----------------- -----------------
      Futures Contracts (short positions):
      Contract Volumes (cwt.).............       1,122,000           8,000
      Weighted Average Contract Price (per
       cwt.)..............................     $     22.11        $  22.13
      Contract Amount.....................     $24,810,000        $173,000
      Weighted Average Fair Value (per
       cwt.)..............................     $     22.10        $  22.20
      Fair Value..........................     $24,799,000        $174,000

  The above information does not include either the Company's physical inventory or its fixed price purchase commitments for raw sugar.

  The Company has material amounts of long-term debt with interest rates that float with market rates, exposing the Company to interest rate risk. The Company has attempted to reduce this risk by entering into interest rate swap agreements for a portion of such floating rate debt.

  The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the treasury yield curve at the reporting date.

                             AT SEPTEMBER 30, 1998

                                       EXPECTED MATURITY DATE
                                  FISCAL YEAR ENDING SEPTEMBER 30,
                         ---------------------------------------------------------
                                                            THERE-           FAIR
                         1999  2000   2001   2002    2003   AFTER   TOTAL   VALUE
                         ----  -----  -----  -----  ------  ------  ------  ------
                                      (IN MILLIONS OF DOLLARS)
LIABILITIES
Long-term debt:
  Fixed rate debt....... $0.8  $ 6.5  $ 0.4     --      --  $250.0  $257.7  $245.2
  Average interest
   rate.................  7.7%   8.3%   7.4%    --      --     9.7%    9.7%
  Variable rate debt.... $6.7  $11.6  $13.6  $10.6  $109.4  $123.8  $275.7  $275.7
  Average interest
   rate.................  7.4%   7.3%   7.3%   7.3%    7.2%    7.2%    7.2%
INTEREST RATE
 DERIVATIVES
Interest rate swaps:
Variable to fixed....... $6.7  $ 7.1  $ 8.6  $ 9.1  $ 30.5  $113.8  $175.8  $ (8.7)
  Average pay rate......  6.1%   6.1%   6.1%   6.1%    6.1%    6.1%    6.1%
  Average receive rate..  5.4%   5.3%   5.3%   5.3%    5.2%    5.2%    5.2%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See the index of financial statements and financial statement schedules under "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

  Unaudited quarterly financial data for the last ten fiscal quarters is as follows (in thousands of dollars, except per share amounts):

                                                                     BASIC EARNINGS
                                               INCOME (LOSS)        (LOSS) PER SHARE
                                           ---------------------  --------------------
                                              BEFORE       NET       BEFORE      NET      CASH
                            NET     GROSS  EXTRAORDINARY INCOME   EXTRAORDINARY INCOME  DIVIDENDS
                           SALES   MARGIN      ITEM      (LOSS)       ITEM      (LOSS)  PER SHARE
                          -------- ------- ------------- -------  ------------- ------  ---------
Fiscal Year Ended March
 31, 1997:
  June 30, 1996.........  $179,905 $22,978    $ 4,149    $ 4,149     $ 0.40     $ 0.40       --
  September 30, 1996....   214,050  18,761      2,928      2,928       0.25       0.25       --
  December 31, 1996.....   189,935  16,166      1,496      1,496       0.11       0.11       --
  March 31, 1997........   168,705  19,737      2,945      2,945       0.21       0.21       --
Transition Period Ended
 September 30, 1997 (1):
  June 30, 1997.........  $197,758 $26,952    $ 7,294    $ 7,294     $ 0.51     $ 0.51    $  --
  September 30, 1997....   208,924  16,121      2,657      2,657       0.19       0.19     0.03
Fiscal Year Ended
 September 30, 1998(2):
  December 31, 1997(3)..  $434,867 $39,131    $  (142)   $(2,141)    $(0.01)    $(0.14)   $0.03
  March 31, 1998(4).....   414,967  31,132    (17,217)   (17,217)     (0.64)     (0.64)    0.03
  June 30, 1998.........   456,087  48,751      5,275      5,275       0.19       0.19     0.03
  September 30, 1998....   477,170  53,225      6,249      6,249       0.23       0.23     0.03

--------
(1) In October 1997, the Company changed its fiscal year end from March 31 to September 30.
(2) Includes the results of Savannah Foods since October 17, 1997, net of minority interest through December 22, 1997, as discussed in Note 2 to the Consolidated Financial Statements.
(3) Net loss for the first quarter of fiscal 1998 included an extraordinary loss of $1,999,000 from the purchase of senior notes as discussed in Note 6 to the Consolidated Financial Statements.
(4) Results of operations for the second quarter of fiscal 1998 include pre-tax charges of $975,000 related to costs of a workforce reduction, $3,800,000 related to expected losses on industrial sales commitments and $13,512,000 for costs associated with the closure of the Company's Hereford, Texas factory as discussed in Note 11 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth under the captions "Election of Directors -- Nominees", "-- Continuing Directors" and "-- Section 16(a) Beneficial
Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements.

   ITEM                                                                    PAGE
   ----                                                                    ----
   Independent Auditors' Report..........................................  F-1
   Consolidated Balance Sheets at September 30, 1998 and 1997............  F-2
   Consolidated Statements of Income for the year ended September 30,
    1998, the six months ended September 30, 1997, and the years ended
    March 31, 1997 and 1996..............................................  F-3
   Consolidated Statements of Changes in Shareholders' Equity for the
    year ended September 30, 1998, the six months ended September 30,
    1997 and the years ended March 31, 1997 and 1996.....................  F-4
   Consolidated Statements of Cash Flows for the year ended September 30,
    1998, six months ended September 30, 1997, and the years ended March
    31, 1997 and 1996....................................................  F-5
   Notes to Consolidated Financial Statements............................  F-6

  (a)(2) Financial Statement Schedules.

  All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

  (a)(3) Exhibits.

  Asterisk indicates exhibit previously filed with the Commission and incorporated herein by reference as indicated.

 *3(a)    --Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on
           Form S-4 (Registration No. 33-20959)).
 *3(b)    --Articles of Amendment to Restated Articles of Incorporation
           (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-
           10307)).
 *3(c)    --Statement of Resolution establishing Series of Shares designated
           Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-
           K for the year ended March 31, 1990 (File No. 1-10307) (the "1990
           Form 10-K")).
 *3(d)    --Statement of Resolution increasing number of shares designated
           Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1990 (File No. 1-10307)).
 *3(e)(1) --Rights Agreement dated as of September 14, 1989 between the Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated
           September 21, 1989 (File No. 1-10307)).
 *3(e)(2) --Amendment to Rights Agreement dated as of January 27, 1995
           (incorporated by reference to Exhibit 1 to the Company's Current
           Report on Form 8-K dated January 27, 1995 (File No. 1-10307)).
  3(e)(3) --Amendment to Rights Agreement dated December 11, 1998.
 *3(f)    --By-Laws of the Company (incorporated by reference to Exhibit 3(b)
           to the Company's Annual Report on Form 10-K for the year ended March
           31, 1989 (File No. 0-16674) (the "1989 Form 10-K")).

 *3(g)(1) --Investor Agreement dated August 29, 1996 by and among the Company,
           Greencore Group plc and Earlsfort Holdings B.V. (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K
           dated September 5, 1996 (File No. 1-10307) (the "September 5, 1996
           Form 8-K")).
 *3(g)(2) --Registration Rights Agreement dated August 29, 1996 by and among the Company, Greencore Group plc and Earlsfort Holdings B.V.
           (incorporated by reference to Exhibit 4.2 to the September 5, 1996
           Form 8-K).
  3(g)(3) --Amendment to Investor Agreement and Registration Rights Agreement
           dated November 19, 1998 by and among the Company, Greencore Group plc and Earlsfort Holdings B.V.
 *3(h)(1) --Agreement and Plan of Merger, dated September 12, 1997, among
           Imperial Holly Corporation, IHK Merger Sub Corporation and Savannah
           Foods & Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration
           No. 333-40445) (the "Savannah S-4")).
 *3(h)(2) --Agreement and Plan of Merger, dated September 4, 1998, as amended by amendment dated as of October 22, 1998, among Imperial Holly
           Corporation, IHK Acquisition Corp. and DSLT Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-
           K dated November 2, 1998).
 *4(a)(1) --Amended and Restated Credit Agreement dated as of December 22, 1997 among Imperial Holly Corporation, as Borrower, the Several Lenders
           from time to time Parties thereto, Lehman Brothers, Inc., as
           Arranger, Lehman Brothers Commercial Paper, Inc., as Syndication
           Agent and Harris Trust and Savings Bank, as Administrative and
           Collateral Agent (incorporated by reference to Exhibit 4(a)(2) to the Company's Registration Statement on Form S-4 (Registration No.
           333-44955)(the "Exchange Offer S-4")).
 *4(a)(2) --Amended and Restated Guarantee and Collateral Agreement dated, as of December 22, 1997, made by Imperial Holly Corporation and certain of its Subsidiaries in favor of Harris Trust and Savings Bank, as
           Collateral Agent (incorporated by reference to Exhibit 4(a)(2) to the Exchange Offer S-4).
 *4(b)(1) --Indenture dated as of December 22, 1997 between the Company, certain subsidiaries of the Company and The Bank of New York, as
           Trustee, relating to the Company's 9-3/4% Senior Subordinated Notes due 2007 (including form of 9-3/4% Senior Subordinated Note due 2007 and form of Subsidiary Guarantee) (incorporated by reference to
           Exhibit 4(b) to the Exchange Offer S-4)).
 *4(b)(2) --Indenture dated as of October 15, 1992 by and between the Company and Texas Commerce Bank National Association, as Trustee, relating to the Company's 8-3/8% Senior Notes due 1999 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1992 (File 1-10307)).
           The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation
           S-K, the Company agrees to furnish a copy of such instruments to the
           Commission upon request.
           Exhibits 10(a) through 10(l) relate to management contracts or compensatory plans.
 *10(a)   --Imperial Holly Corporation Stock Incentive Plan (as amended and restated effective May 1, 1997) (incorporated by reference to
           Exhibit 10(a) to the Company's Annual Report on Form 10-K for the
           year ended March 31, 1997 (File No. 1-10307) (the "1997 Form 10-
           K")).

  10(b)(1) --Specimen of the Company's Amendment to Employment Agreement for
            certain of its officers.
  10(b)(2) --Schedule of Employment Agreements.
  10(b)(3) --Employment Agreement with W.W. Sprague III dated as of December
            23, 1997.
 *10(c)    --Specimen of the Company's Severance Pay Agreements for certain of its officers (incorporated by reference to Exhibit 10.2 to the
            September 1990 Form 10-Q).
 *10(d)(1) --Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (incorporated by reference to Exhibit 10(b)(1) to the September 1994 Form 10-Q).
 *10(d)(2) --Specimen of the Company's Salary Continuation Agreement (Fully
            Vested) (incorporated by reference to Exhibit 10(b)(2) to the
            September 1994 Form 10-Q).
 *10(d)(3) --Specimen of the Company's Salary Continuation Agreement (Graduated
            Vesting) (incorporated by reference to Exhibit 10(b)(3) to the
            September 1994 Form 10-Q).
 *10(d)(4) --Schedule of Salary Continuation Agreements (incorporated by reference to Exhibit 10(d)(4) to the Company's Annual Report on
            Form 10-K for the year ended March 31, 1996 (File No. 1-10307) (the
            "1996 Form 10-K")).
 *10(e)(1) --Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (incorporated by reference to Exhibit 10(c)(1) to the September 1994 Form 10-Q).
 *10(e)(2) --Specimen of the Company's Benefit Restoration Agreement (Fully
            Vested) (incorporated by reference to Exhibit 10(c)(2) to the
            September 1994 Form 10-Q).
 *10(e)(3) --Specimen of the Company's Benefit Restoration Agreement (Graduated
            Vesting) (incorporated by reference to Exhibit 10(c)(3) to the
            September 1994 Form 10-Q).
 *10(e)(4) --Schedule of Benefit Restoration Agreements (incorporated by reference to Exhibit 10(e)(4) to the 1996 Form 10-K).
 *10(f)(1) --Imperial Holly Corporation Executive Benefits Trust (incorporated by reference to Exhibit 10.5 to the September 1990 Form 10-Q).
 *10(f)(2) --First Amendment to the Company's Executive Benefits Trust dated
            June 4, 1991 (incorporated by reference to Exhibit 10(g)(2) to the
            1994 Form 10-K).
 *10(g)    --Imperial Holly Corporation 1989 Nonemployee Director Stock Option
            Plan (incorporated by reference to Exhibit A to the Company's Proxy
            Statement dated June 16, 1989 for the 1989 Annual Meeting of
            Shareholders, File No. 0-16674).
 *10(h)    --Imperial Holly Corporation Retirement Plan For Nonemployee
            Directors (incorporated by reference to Exhibit 10(j) to the 1994
            Form 10-K).
 *10(i)(1) --Specimen of the Company's Change of Control Agreement
            (incorporated by reference to Exhibit 10(d)(1) to the September
            1994 Form 10-Q).
 *10(i)(2) --Schedule of Change of Control Agreements (incorporated by reference to Exhibit 10(i)(2) to the 1997 Form 10-K).
 *10(j)    --Independent Consultant Agreement between I. H. Kempner III and the
            Company (incorporated by reference to Exhibit 10(k) to the 1996
            Form 10-K).
 *10(k)    --Specimen of the Company's Restricted Stock Agreement with certain of its officers (incorporated by reference to Exhibit 10(k) to the
            1997 Form 10-K).

 *10(l) --Schedule of Restricted Stock Agreements (incorporated by reference to
         Exhibit 10(l) to the 1997 Form 10-K).
 *10(m) --Agreement of Limited Partnership of ChartCo Terminal, L.P.
         (incorporated by reference to Exhibit 10(j) to the 1990 Form 10-K).
  21    --Subsidiaries of the Company.
  23    --Independent Auditors' Consent

  (b)Reports on Form 8-K.

    During the three months ended September 30, 1998, the Company did not file a Current Report on Form 8-K. The Company filed a Current Report on Form 8-K dated November 2, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON DECEMBER 11, 1998.

                                          Imperial Holly Corporation

                                                /s/   James C. Kempner
                                          By___________________________________
                                                      James C. Kempner
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON DECEMBER 11, 1998.

             SIGNATURE                                CAPACITY
             ---------                                --------
    /s/   James C. Kempner            President, Chief Executive Officer, and
------------------------------------   Director (Principal Executive Officer)
          James C. Kempner


      /s/   Mary L. Burke             Managing Director and Chief Financial
------------------------------------  Officer (Principal Financial Officer)
            Mary L. Burke


      /s/   H. P. Mechler             Vice President, Accounting
------------------------------------  (Principal Accounting Officer)
            H. P. Mechler


   /s/   I. H. Kempner, III           Chairman of the Board of Directors
------------------------------------
         I. H. Kempner, III


   /s/   John D. Curtin, Jr.          Director
------------------------------------
         John D. Curtin, Jr.


     /s/   David J. Dilger            Director
------------------------------------
           David J. Dilger


    /s/   Edward O. Gaylord           Director
------------------------------------
          Edward O. Gaylord


    /s/   Gerald Grinstein            Director
------------------------------------
          Gerald Grinstein


     /s/   Ann O. Hamilton            Director
------------------------------------
           Ann O. Hamilton

             SIGNATURE                                CAPACITY
             ---------                                --------
    /s/   Robert L. Harrison          Director
------------------------------------
         Robert L. Harrison


  /s/   Harris L. Kempner, Jr.        Director
------------------------------------
       Harris L. Kempner, Jr.


      /s/   Henry E. Lentz            Director
------------------------------------
           Henry E. Lentz


   /s/   Kevin C. O'Sullivan          Director
------------------------------------
         Kevin C. O'Sullivan


      /s/   Fayez Sarofim             Director
------------------------------------
            Fayez Sarofim


 /s/   William W. Sprague, III        Director
------------------------------------
       William W. Sprague, III


     /s/   Daniel K. Thorne           Director
------------------------------------
          Daniel K. Thorne

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

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imperial Holly Corporation and subsidiaries at September 30, 1998 and 1997 and the results of their operations and their cash flows for the year ended September 30, 1998, the six-month transition period ended September 30, 1997 and for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

Houston, Texas
December 9, 1998

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,
                                                            -------------------
                                                               1998      1997
                                                            ---------- --------
                                                             (IN THOUSANDS OF
                                                                 DOLLARS)
                          ASSETS
                          ------
CURRENT ASSETS:
  Cash and temporary investments........................... $    2,877 $  9,354
  Marketable securities....................................     59,478   55,883
  Accounts receivable--trade...............................    139,870   62,158
  Inventories:
    Finished products......................................    142,886   92,815
    Raw and in-process materials...........................     25,869   17,623
    Supplies...............................................     36,174   16,937
  Deferred costs and prepaid expenses......................     39,135   27,805
                                                            ---------- --------
      Total current assets.................................    446,289  282,575
NOTES RECEIVABLE...........................................         --    1,285
OTHER INVESTMENTS..........................................     20,872   14,646
PROPERTY, PLANT AND EQUIPMENT--Net.........................    398,193  154,751
GOODWILL AND OTHER INTANGIBLES--Net of accumulated
 amortization of $7,327,000 in 1998 and $402,000 in 1997...    279,410    1,310
OTHER ASSETS...............................................     35,036    3,052
                                                            ---------- --------
      TOTAL................................................ $1,179,800 $457,619
                                                            ========== ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
  Accounts payable--trade................................. $  106,041  $ 53,923
  Short-term borrowings...................................      1,161    43,091
  Current maturities of long-term debt....................      7,555     1,173
  Deferred income taxes--net..............................     27,586    24,327
  Other current liabilities...............................     43,717    29,659
                                                           ----------  --------
      Total current liabilities...........................    186,060   152,173
                                                           ----------  --------
LONG-TERM DEBT--Net of current maturities.................    525,893    81,304
DEFERRED INCOME TAXES--Net................................     33,781    21,236
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS..............     81,159     9,947
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
  Preferred stock, without par value, issuable in series;
   5,000,000 shares authorized, none issued...............         --        --
  Common stock, without par value; 50,000,000 shares
   authorized.............................................    268,804    83,707
  Stock held by benefit trust.............................    (14,367)       --
  Treasury stock..........................................     (1,452)       --
  Retained earnings.......................................     80,150    90,870
  Unrealized securities gains--net of income taxes........     19,772    18,382
                                                           ----------  --------
      Total shareholders' equity..........................    352,907   192,959
                                                           ----------  --------
      TOTAL............................................... $1,179,800  $457,619
                                                           ==========  ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                          YEAR ENDED   SIX MONTHS ENDED YEAR ENDED MARCH 31,
                         SEPTEMBER 30,  SEPTEMBER 30,   ----------------------
                             1998            1997          1997        1996
                         ------------- ---------------- ----------  ----------
                         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
NET SALES...............  $1,783,091      $  406,682    $  752,595  $  616,450
                          ----------      ----------    ----------  ----------
COSTS AND EXPENSES:
  Cost of sales.........   1,610,852         348,869       651,677     550,782
  Selling, general and
   administrative.......      65,358          30,668        57,722      53,193
  Asset impairment and
   other charges
   (Note 11)............      18,287              --            --       2,225
  Depreciation and
   amortization.........      49,655           6,786        14,773      12,681
                          ----------      ----------    ----------  ----------
    Total...............   1,744,152         386,323       724,172     618,881
                          ----------      ----------    ----------  ----------
OPERATING INCOME
 (LOSS).................      38,939          20,359        28,423      (2,431)
INTEREST EXPENSE--Net...     (48,718)         (5,301)      (12,430)    (11,207)
REALIZED SECURITIES
 GAINS--Net.............       2,181              11           426       5,389
OTHER INCOME--Net.......       6,386             724         1,269       3,173
                          ----------      ----------    ----------  ----------
INCOME (LOSS) BEFORE
 INCOME TAXES AND
 MINORITY INTEREST......      (1,212)         15,793        17,688      (5,076)
PROVISION (CREDIT) FOR
 INCOME TAXES...........       2,857           5,842         6,170      (1,858)
MINORITY INTEREST IN
 EARNINGS OF SAVANNAH...       1,766              --            --          --
                          ----------      ----------    ----------  ----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM.....      (5,835)          9,951        11,518      (3,218)
EXTRAORDINARY ITEM--Net
 of tax (Note 6)........      (1,999)             --            --         604
                          ----------      ----------    ----------  ----------
NET INCOME (LOSS).......  $   (7,834)     $    9,951    $   11,518  $   (2,614)
                          ==========      ==========    ==========  ==========
BASIC EARNINGS (LOSS)
 PER SHARE OF COMMON
 STOCK:
  Income (loss) before
   extraordinary item...  $    (0.24)     $     0.70    $     0.92  $    (0.31)
  Net income (loss).....  $    (0.32)     $     0.70    $     0.92  $    (0.25)
DILUTED EARNINGS (LOSS)
 PER SHARE OF COMMON
 STOCK:
  Income (loss) before
   extraordinary item...  $    (0.24)     $     0.69    $     0.90  $    (0.31)
  Net income (loss).....  $    (0.32)     $     0.69    $     0.90  $    (0.25)
WEIGHTED AVERAGE SHARES
 OUTSTANDING............  24,177,762      14,247,193    12,576,489  10,300,487
                          ==========      ==========    ==========  ==========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        SHARES OF COMMON STOCK                 COMMON STOCK
                   ---------------------------------  -------------------------------            UNREALIZED  PENSION
                                 HELD BY    TREASURY              HELD BY    TREASURY  RETAINED  SECURITIES LIABILITY
                     ISSUED   BENEFIT TRUST  STOCK     AMOUNT  BENEFIT TRUST  STOCK    EARNINGS    GAINS    ADJUSTMENT  TOTAL
                   ---------- ------------- --------  -------- ------------- --------  --------  ---------- ---------- --------
                                                                             (IN THOUSANDS OF DOLLARS)
BALANCE, APRIL 1,
1995.............  10,283,445          --         --  $ 32,046         --         --   $72,854    $ 5,635     $(558)   $109,977
 Net income
 (loss)..........          --          --         --        --         --         --    (2,614)        --        --      (2,614)
 Cash dividends
 ($0.04 per
 share)..........          --          --         --        --         --         --      (411)        --        --        (411)
 Employee stock
 plans...........      29,062          --         --       230         --         --        --         --        --         230
 Change in
 unrealized
 securities
 gains--net......          --          --         --        --         --         --        --      3,303        --       3,303
 Pension
 liability
 adjustment......          --          --         --        --         --         --        --         --       558         558
                   ----------  ----------   --------  --------   --------    -------   -------    -------     -----    --------
BALANCE MARCH 31,
1996.............  10,312,507          --         --    32,276         --         --    69,829      8,938        --     111,043
 Net income......          --          --         --        --         --         --    11,518         --        --      11,518
 Employee stock
 plans...........      23,928          --         --       262         --         --        --         --        --         262
 Nonemployee
 director
 compensation
 plan............      21,760          --         --       301         --         --        --         --        --         301
 Sale of common
 stock...........   3,800,000          --         --    49,781         --         --        --         --        --      49,781
 Change in
 unrealized
 securities
 gains--net......          --          --         --        --         --         --        --      4,051        --       4,051
                   ----------  ----------   --------  --------   --------    -------   -------    -------     -----    --------
BALANCE MARCH 31,
1997.............  14,158,195          --         --    82,620         --         --    81,347     12,989        --     176,956
 Net income......          --          --         --        --         --         --     9,951         --        --       9,951
 Cash dividends
 ($0.03 per
 share)..........          --          --         --        --         --         --      (428)        --        --        (428)
 Employee stock
 plans...........     100,920          --         --       786         --         --        --         --        --         786
 Nonemployee
 director
 compensation
 plan............      24,660          --         --       301         --         --        --         --        --         301
 Change in
 unrealized
 securities gains
 -- net..........          --          --         --        --         --         --        --      5,393        --       5,393
                   ----------  ----------   --------  --------   --------    -------   -------    -------     -----    --------
BALANCE SEPTEMBER
30, 1997.........  14,283,775          --         --    83,707         --         --    90,870     18,382        --     192,959
 Net income
 (loss)..........          --          --         --        --         --         --    (7,834)        --        --      (7,834)
 Cash dividends
 ($0.12 per
 share)..........          --          --         --        --         --         --    (2,886)        --        --      (2,886)
 Stock issued in
 merger..........  13,176,193    (814,810)        --   174,584   ($10,796)        --        --         --        --     163,788
 Sale of common
 stock...........     377,358          --         --     5,000         --         --        --         --        --       5,000
 Stock sold to
 benefit trust...     505,440    (505,440)        --     5,023     (5,023)        --        --         --        --          --
 Stock
 transferred from
 benefit trust...          --     121,197   (121,197)       --      1,452     (1,452)       --         --        --          --
 Employee stock
 plans...........      25,938          --         --       325         --         --        --         --        --         325
 Nonemployee
 director
 compensation
 plan............      17,287          --         --       165         --         --        --         --        --         165
 Change in
 unrealized
 securities
 gains--net......          --          --         --        --         --         --        --      1,390         -       1,390
                   ----------  ----------   --------  --------   --------    -------   -------    -------     -----    --------
BALANCE September
30, 1998.........  28,385,991  (1,199,053)  (121,197) $268,804   ($14,367)   ($1,452)  $80,150    $19,772        --    $352,907
                   ==========  ==========   ========  ========   ========    =======   =======    =======     =====    ========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                           YEAR ENDED   SIX MONTHS ENDED YEAR ENDED MARCH 31,
                          SEPTEMBER 30,  SEPTEMBER 30,   ---------------------
                              1998            1997         1997        1996
                          ------------- ---------------- ---------- ----------
                                       (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
 Net income (loss).......   $ (7,834)       $ 9,951      $  11,518  $   (2,614)
 Adjustments for noncash
  and nonoperating items:
  Extraordinary item--
   net...................      1,999             --             --        (604)
  Minority interest in
   earnings of Savannah..      1,766             --             --          --
  Impairment loss........     12,538             --             --          --
  Depreciation &
   amortization..........     49,655          6,786         14,773      12,681
  Deferred income tax
   provision.............     (2,579)         5,155          5,760      (1,737)
  Other..................        470            369          1,164      (5,203)
 Working capital changes
  (excluding working
  capital acquired in the
  purchase acquisitions):
  Receivables............     (9,077)        (6,601)       (10,172)       (502)
  Inventory..............     21,278         20,651        (22,564)     45,408
  Deferred and prepaid
   costs.................      4,914         (2,923)        (1,105)        627
  Accounts payable.......     (3,638)        11,431         (6,997)     (6,819)
  Other liabilities......    (23,501)         1,011         (1,285)     (3,361)
                            --------        -------      ---------  ----------
 Operating cash flow.....     45,991         45,830         (8,908)     37,876
                            --------        -------      ---------  ----------
INVESTING ACTIVITIES:
 Acquisition of Savannah,
  net of cash acquired...   (361,218)            --             --          --
 Acquisition of
  Spreckels, net of cash
  acquired...............         --             --        (36,287)         --
 Capital expenditures....    (42,419)       (15,214)       (12,322)     (8,890)
 Investment in marketable
  securities.............    (10,837)        (5,395)        (7,044)     (6,537)
 Proceeds from sale or
  maturity of marketable
  securities.............     11,526          6,798          2,139      14,974
 Proceeds from sale of
  fixed assets...........      4,989            205            109       1,478
 Other...................     (6,108)        (2,657)         1,335         123
                            --------        -------      ---------  ----------
 Investing cash flow.....   (404,067)       (16,263)       (52,070)      1,148
                            --------        -------      ---------  ----------
FINANCING ACTIVITIES:
 Sale of common stock....      5,000             --         49,781          --
 Short-term borrowings:
  Bank borrowings--net...    (41,930)        34,391          4,180      (5,431)
  CCC borrowings--
   advances..............     37,037             --         93,014     153,143
  CCC borrowings--
   repayments............    (37,037)       (53,770)       (79,125)   (176,965)
 Long-term debt:
  Proceeds...............    523,274             --             --          --
  Repayment..............   (132,229)        (9,159)        (1,595)     (9,324)
 Dividends paid..........     (2,886)          (428)            --        (411)
 Stock option proceeds
  and other..............        370          1,034            512         208
                            --------        -------      ---------  ----------
 Financing cash flow.....    351,599        (27,932)        66,767     (38,780)
                            --------        -------      ---------  ----------
INCREASE (DECREASE) IN
 CASH AND TEMPORARY
 INVESTMENTS.............     (6,477)         1,635          5,789         244
CASH AND TEMPORARY
 INVESTMENTS, BEGINNING
 OF YEAR.................      9,354          7,719          1,930       1,686
                            --------        -------      ---------  ----------
CASH AND TEMPORARY
 INVESTMENTS, END OF
 YEAR....................   $  2,877        $ 9,354      $   7,719  $    1,930
                            ========        =======      =========  ==========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

1. ACCOUNTING POLICIES

 The Company

  The consolidated financial statements include the accounts of Imperial Holly Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates in one domestic business segment--the production and sale of refined sugar and related products. The Company is significantly affected by market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally through the limitations on importation of raw cane sugar for domestic consumption. In addition, agricultural conditions in the Company's growing areas may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing.

  A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, which extend for up to one year. The Company contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from the purchase. To mitigate its exposure to future price changes, the Company attempts to manage the volume of refined sugar sales contracted for future delivery and the volume of raw cane sugar contracted for future delivery, when feasible. Additionally, the Company utilizes a participatory sugar beet purchase contract, described below, which relates the cost of sugarbeets to the net selling price realized on refined beet sugar sales.

 Change in Fiscal Year

  In October 1997, the Company changed its fiscal year end from March 31 to September 30. As used herein, the terms fiscal 1998 refers to the twelve months ended September 30, 1998; fiscal 1997 and fiscal 1996 refer to the twelve months ended March 31, 1997 and 1996, respectively.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

 Cash and Temporary Investments

  Temporary investments consist of short-term, highly liquid investments with maturities of 90 days or less at the time of purchase.

 Marketable Securities

  All of the Company's marketable securities are classified as "available for sale", and accordingly are reflected in the Consolidated Balance Sheet at fair market value, with the aggregate unrealized gain, net of related deferred tax liability, included as a component of shareholders' equity. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

 Inventories

  Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in first-out ("LIFO") method. All other costs are determined under the first-in first-out ("FIFO") method.

  If only the FIFO cost method had been used, inventories would have been higher by $16.7 million at September 30, 1998 and $18.9 million at September 30, 1997. Reductions in inventory quantities in the six month period ended September 30, 1997 and fiscal 1996 resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years. The effect of these liquidations was to increase net income by about $468,000 ($0.03 per share) in the six month period ended September 30, 1997, and $1,385,000 ($0.13 per share) in fiscal 1996.

 Sugarbeets Purchased

  Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with the growers) during the grower contract years, some of which extend beyond the fiscal year end. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized to date for sugar sold in each of the contract years through the end of the fiscal year. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area.

 Manufacturing Costs Prior to Production

  Certain manufacturing costs incurred between processing periods which are necessary to prepare each factory for the next processing campaign are deferred and allocated to the cost of sugar produced in the subsequent campaign. Such amounts are included in deferred costs and prepaid expenses.

 Property and Depreciation

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

 Interest Rate Swap Agreements

  The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements as an increase or decrease in interest expense. The Company does not use these instruments for trading purposes, rather it uses them to hedge the impact of interest rate fluctuations on floating rate debt.

 Fair Value of Financial Instruments

  The fair value of financial instruments is estimated based upon market trading information, where available. Absent published market values for an instrument, management estimates fair values based upon quotations from

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996
broker/dealers or interest rate information for similar instruments. The carrying amount of cash and temporary investments, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

 Federal Income Taxes

  Federal income tax expense includes the current tax obligation and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities.

 Earnings Per Share

  In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. Prior period EPS amounts have been restated to conform to SFAS No. 128.

 Pending Accounting Pronouncements

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standards No. 132, "Employers' Disclosure About Pensions and Other Post Retirement Benefits". These statements, which are effective for the Company's fiscal year ending September 30, 1999, establish additional disclosure requirements but do not affect the measurement of results of operation. Additionally, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and will be effective for fiscal year ending September 30, 2000. Management is evaluating what effect, if any, such statements will have on the Company's results of operation and/or required disclosures.

2. ACQUISITIONS

 Savannah Foods

  During fiscal 1998, the Company acquired Savannah Foods and Industries, Inc. a Georgia based producer and marketer of sugar and related products ("Savannah Foods"), in a two step transaction. The Company completed the first step on October 17, 1997, when it accepted for payment pursuant to a tender offer shares representing 50.1% of Savannah Foods outstanding common stock for aggregate consideration of $261 million cash (the "Equity Tender"). The second step was completed December 22, 1997, when Savannah Foods was merged with a subsidiary of the Company (the "Merger"); Savannah Foods survived the Merger as a wholly-owned subsidiary of the Company. As a result of the two step acquisition, the consolidated financial statements include a minority interest in the earnings of Savannah Foods through December 22, 1997. In consideration for the Merger, Savannah Foods' stockholders received $106 million cash and
12.4 million shares of the Company's common stock.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

  The purchase method was used to account for the acquisition and Savannah Foods' results of operations are included in the Company's consolidated financial statements commencing October 17, 1997, net of minority interest through December 22, 1997. Purchased intangibles, which include brand related intangibles and the excess of purchase price over the book value of net assets acquired ("goodwill"), totaled $283 million and are being amortized over 40 years. Unaudited, summarized pro forma operating results as if the acquisition and related financing transactions described in Note 6 had occurred on April 1, 1996, are as follows (in thousands of dollars, except per share amounts):

                                     YEAR ENDED   SIX MONTHS ENDED YEAR ENDED
                                    SEPTEMBER 30,  SEPTEMBER 30,   MARCH 31,
                                        1998            1997          1997
                                    ------------- ---------------- ----------
                                            (IN THOUSANDS OF DOLLARS,
                                            EXCEPT PER SHARE AMOUNTS)
Net sales..........................  $ 1,852,637    $ 1,018,911    $1,923,324
                                     -----------    -----------    ----------
Cost of sales......................    1,674,619        894,440     1,706,032
Selling, General and
 Administrative....................       67,563         47,399        90,153
Depreciation and amortization......       50,972         22,883        47,156
Nonrecurring charges...............       18,287             --        11,003
                                     -----------    -----------    ----------
Operating income...................       41,196         54,189        68,980
Interest expense...................      (51,689)       (26,066)      (56,916)
Other income.......................        9,254          1,029         1,410
                                     -----------    -----------    ----------
Income before income taxes.........       (1,239)        29,152        13,474
Provision for income taxes.........        3,024         12,342         7,434
                                     -----------    -----------    ----------
Income before extraordinary item...  $    (4,263)   $    16,810    $    6,040
                                     ===========    ===========    ==========
Basic earnings per share...........  $     (0.16)   $      0.63    $     0.24
                                     ===========    ===========    ==========

 Diamond Crystal

  On November 2, 1998 the Company acquired all the outstanding common stock of DSLT Inc. in a merger of a wholly owned subsidiary of the Company with and into DSLT. Consideration for the acquisition consisted of $79.6 million cash and 4,972,060 shares of Company Common Stock. The Company retained an option to repurchase all or part of the Company Common Stock at a price of $7.00 per share, plus interest. The Company sold a portion of the option covering 2,147,978 shares to certain shareholders who exercised the option in November 1998. The Merger consideration is subject to final adjustments based on an acquisition date balance sheet of DSLT and other factors.

  The cash portion of the Merger consideration was funded by borrowing under the Company's existing revolving credit agreement.

  DSLT conducts its business principally through Diamond Crystal Specialty Foods, Inc., its subsidiary, which produces nutritional dry mixes, sauces, seasonings, drink mixes and desserts for distribution to the healthcare and food service industries. The Company intends to operate Diamond Crystal together with Dixie Crystals Brands, Inc., the Company's subsidiary which supplies sugar and non-sugar products to the food service industry.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

  The acquisition will be accounted for by the purchase method and DSLT's results of operations will be included in the Company's consolidated financial statements commencing November 2, 1998. Unaudited, summarized pro forma operating results as if the acquisition of both DSLT and Savannah Foods and the related financing transactions had occurred on April 1, 1996, are as follows (in thousands of dollars, except per share amounts):

                                       YEAR ENDED   SIX MONTHS ENDED YEAR ENDED
                                      SEPTEMBER 30,  SEPTEMBER 30,   MARCH 31,
                                          1998            1997          1997
                                      ------------- ---------------- ----------
Net sales............................  $1,982,351      $1,080,705    $2,026,099
Operating income.....................      48,033          57,997        72,020
Income before extraordinary item.....      (5,388)         15,792         1,499
Basic earnings per share.............  $    (0.17)     $     0.50    $     0.05

 Wholesome Foods

  In September 1998, the Company acquired all of the equity interest in Wholesome Foods, LLC for cash of $5.1 million, the majority of which is payable during fiscal 1999. Wholesome is a leading supplier of organic sweeteners to the U.S. consumer and industrial markets.

 Spreckels

  On April 19, 1996, the Company acquired all of the outstanding capital stock of Spreckels Sugar Company, Inc. and Limestone Products Company, Inc. (collectively "Spreckels"), a California based beet sugar processor, for $35.3 million. The acquisition was accounted for as a purchase and Spreckels' results of operations are included in these consolidated financial statements commencing April 19, 1996.

3. INVESTMENTS

  Marketable securities consisted of the following (in thousands of dollars):

                                                    SEPTEMBER 30, 1998
                                            -----------------------------------
                                                              GROSS UNREALIZED
                                                       FAIR       HOLDING
                                            AMORTIZED MARKET  -----------------
                                              COST     VALUE   GAINS   LOSSES
                                            --------- ------- -------- --------
US Government securities...................  $ 5,906  $ 5,942 $     36 $    --
Common stocks..............................   23,155   53,536   30,832    (451)
                                             -------  ------- -------- -------
  Total....................................  $29,061  $59,478 $ 30,868 $  (451)
                                             =======  ======= ======== =======

                                                   SEPTEMBER 30, 1997
                                           ------------------------------------
                                                             GROSS UNREALIZED
                                                      FAIR       HOLDING
                                           AMORTIZED MARKET  ------------------
                                             COST     VALUE   GAINS    LOSSES
                                           --------- ------- --------- --------
US Government securities..................  $ 7,646  $ 7,643 $       8  $  (11)
Common stocks.............................   19,957   48,240    28,283      --
                                            -------  ------- ---------  ------
  Total...................................  $27,603  $55,883 $  28,291  $  (11)
                                            =======  ======= =========  ======

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996
  Realized securities gains are reported net of realized losses of $28,000, and $2,000 in fiscal years 1997 and 1996, respectively. There were no realized securities losses during fiscal 1998 or the six months ended September 30, 1997.

  Other investments include the Company's royalty interest in a coal seam methane gas project, which is accounted for at amortized cost, and its investment in a limited partnership which owns a beet sugar factory in Washington state, which is accounted for on the equity method.

4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following (in thousands of dollars):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
      Land................................................... $ 52,355 $ 20,167
      Buildings, machinery and equipment.....................  509,412  273,536
      Construction in progress...............................   20,345   14,572
                                                              -------- --------
        Total................................................  582,112  308,275
      Less accumulated depreciation..........................  183,919  153,524
                                                              -------- --------
      Property, Plant and Equipment--Net..................... $398,193 $154,751
                                                              ======== ========

5. SHORT-TERM BORROWINGS

  In the past the Company has borrowed short-term from banks under various unsecured lines of credit and from the Commodity Credit Corporation ("CCC") under the USDA's price support loan program. CCC borrowings are secured by refined beet sugar inventory and are recourse or nonrecourse to the Company depending upon certain regulatory conditions. CCC borrowings, which mature September 30 each year, reduce the availability of borrowings under the senior secured revolving credit facility (Note 6).

  Outstanding short-term borrowings were as follow (in thousands of dollars):

                                                                SEPTEMBER 30,
                                                                ---------------
                                                                 1998    1997
                                                                ------  -------
      Commodity Credit Corporation............................. $   --  $    --
      Bank working capital financing...........................     --   41,450
      Other....................................................  1,161    1,641
                                                                ------  -------
        Total.................................................. $1,161  $43,091
                                                                ------  -------
      Weighted Average Interest Rate...........................   6.98%    6.89%
                                                                ======  =======

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

6. LONG-TERM DEBT

  Long-term debt was as follows (in thousands of dollars):

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
      Senior secured facilities:
       Revolving credit facility.............................. $  2,400 $    --
       Term loans.............................................  250,800      --
      9 3/4% Senior Subordinated Notes due 2007...............  250,000      --
      Industrial revenue bonds................................   22,500      --
      8 3/8% Senior Notes due 1999............................    5,801  81,172
      Other...................................................    1,947   1,305
                                                               -------- -------
        Total long-term debt..................................  533,448  82,477
      Less current maturities.................................    7,555   1,173
                                                               -------- -------
      Long-term debt, net..................................... $525,893 $81,304
                                                               ======== =======

  To finance the Savannah Foods acquisition, finance a tender offer for the Company's 8 3/8% Senior Notes due 1999 (the "Debt Tender") and replace the Company's existing credit facilities, during fiscal 1998 the Company entered into new financing agreements consisting of senior secured term loans aggregating $255 million and a $200 million senior secured revolving credit facility and issued $250 million of 9 3/4% Senior Subordinated Notes due 2007.

  The senior secured facilities are secured by substantially all of the Company's assets. The senior secured facilities and the indenture for the 9 3/4% Senior Subordinated Notes due 2007 contain restrictive covenants which may limit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures and investments or pay dividends. The Company had the ability under the most restrictive of such covenants to pay $22 million of dividends as of September 30, 1998.

  Interest on the senior secured facilities is at floating rates, however the Company has entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on all but $75 million of the senior secured term loans at a weighted average annual rate of 8.05%. In October and November 1998, the Company entered into additional interest rate swap agreements with notional amounts aggregating $40 million at an average annual rate of 7.55%. If the Company had been required to settle the interest rate swap agreements as of September 30, 1998, the Company would have been required to pay $8.7 million. The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

  Aggregate maturities of long-term debt at September 30, 1998 is as follows (in thousands of dollars):

      Year Ending September 30:
        1999.......................................................... $  7,555
        2000..........................................................   18,083
        2001..........................................................   14,035
        2002..........................................................   10,600
        2003..........................................................  109,375
        Thereafter....................................................  373,800

  In connection with the Debt Tender, 8 3/8% Senior Notes due 1999 with a principal amount of $75,371,000 were purchased in October 1997, and the indenture relating to the Senior Notes was amended to, among other things, remove restrictions on the Company's ability to create liens on certain properties. The Company reported

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996
as an extraordinary item a loss of $1,999,000 on such purchase, net of tax of $1,075,000. In fiscal 1996, the Company purchased and retired a portion of the 8 3/8% Senior Notes due 1999 for amounts less than book value, and the Company reported such difference, net of tax, as an extraordinary item.

  Cash paid for interest on short and long-term debt was $45,155,000 for the year ended September 30, 1998, $6,987,787 for the six months ended September 30, 1997, $11,949,000, and $12,228,000, for the fiscal years ended March 31,
1997 and 1996, respectively. Interest capitalized as part of the cost of constructing assets was $1,229,000 for fiscal 1998, $272,000 for the six months ended September 30, 1997. Such amount was not significant in 1997 or 1996.

7. INCOME TAXES

  The components of the consolidated income tax provision (credit), including amounts reported as an extraordinary item, were as follows (in thousands of dollars):

                          YEAR ENDED   SIX MONTHS ENDED YEAR ENDED MARCH 31,
                         SEPTEMBER 30,  SEPTEMBER 30,   ----------------------
                             1998            1997          1997        1996
                         ------------- ---------------- ----------  ----------
Federal:
  Current...............    $2,419          $   --      $       20  $      109
  Tax benefit of
   operating loss
   carryforward.........     3,332           1,551          (1,762)     (1,452)
  Deferred..............    (4,663)          3,604           7,522        (285)
State...................       694             687             390          95
                            ------          ------      ----------  ----------
  Total.................    $1,782          $5,842      $    6,170  $   (1,533)
                            ======          ======      ==========  ==========

  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities were as follows (in thousands of dollars):

                                              SEPTEMBER 30,
                         ---------------------------------------------------------
                                     1998                         1997
                         ----------------------------  ---------------------------
                         ASSETS  LIABILITIES  TOTAL    ASSETS LIABILITIES  TOTAL
                         ------- ----------- --------  ------ ----------- --------
Current:
  Marketable securities
   valuation
   differences.......... $    --  $ (10,676) $(10,676) $   --  $ (9,899)  $ (9,899)
  Inventory valuation
   differences,
   principally purchase
   accounting...........      --    (15,367)  (15,367)     --   (12,230)   (12,230)
  Manufacturing costs
   prior to production
   deducted currently...      --    (11,361)  (11,361)     --   (10,168)   (10,168)
  Accruals not currently
   deductible...........   6,802         --     6,802   2,272        --      2,272
  Alternate minimum tax
   differences..........     902         --       902     903        --        903
  Operating loss
   carryforward.........      --         --        --   3,332        --      3,332
  Other.................   2,114         --     2,114   1,463        --      1,463
                         -------  ---------  --------  ------  --------   --------
    Total current.......   9,818    (37,404)  (27,586)  7,970   (32,297)   (24,327)
                         -------  ---------  --------  ------  --------   --------
Noncurrent:
  Depreciation
   differences,
   including purchase
   accounting...........      --    (65,678)  (65,678)     --   (22,329)   (22,329)
  Accruals not currently
   deductible...........  29,332         --    29,322   1,052        --      1,052
  Other.................   2,565         --     2,565   1,174    (1,133)        41
                         -------  ---------  --------  ------  --------   --------
    Total noncurrent....  31,897    (65,678)  (33,781)  2,226   (23,462)   (21,236)
                         -------  ---------  --------  ------  --------   --------
Total................... $41,715  $(103,082) $(61,367) $9,932  $(55,759)  $(45,563)
                         =======  =========  ========  ======  ========   ========

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996
  The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company's income before taxes (including extraordinary item). The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

                           YEAR ENDED   SIX MONTHS ENDED YEAR ENDED MARCH 31,
                          SEPTEMBER 30,  SEPTEMBER 30,   ----------------------
                              1998            1997          1997        1996
                          ------------- ---------------- ----------  ----------
Income taxes computed at
 the statutory federal
 rate...................     $(1,501)        $5,527      $    6,191  $   (1,451)
  Non deductible
   goodwill
   amortization.........       2,424             --              --          --
  Non taxable interest
   and dividends........        (316)          (121)           (217)       (251)
  State income taxes....         451            447             253          62
  Other.................         724            (11)            (57)        107
                             -------         ------      ----------  ----------
    Total...............     $ 1,782         $5,842      $    6,170  $   (1,533)
                             =======         ======      ==========  ==========

  Income taxes paid were $4,000,000 in fiscal 1998, $1,937,000 in the six months ended September 30, 1997 and $2,300,000 in fiscal 1997 and $213,000 in fiscal 1996.

8. EMPLOYEE BENEFITS

 Retirement Plans

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

  The aggregate net periodic pension cost for these plans included the following components (in thousands of dollars):

                           YEAR ENDED   SIX MONTHS ENDED YEAR ENDED MARCH 31,
                          SEPTEMBER 30,  SEPTEMBER 30,   ----------------------
                              1998            1997          1997        1996
                          ------------- ---------------- ----------  ----------
Company-sponsored plans:
  Service cost for
   benefits earned
   during the period....     $ 4,897        $ 1,359      $    2,756  $    2,089
  Interest cost on
   projected benefit
   obligation...........      14,304          2,927           5,883       2,653
  Actual return on plan
   assets...............     (33,564)       (20,145)        (15,675)    (10,141)
  Net amortization and
   deferral.............      14,606         16,839          10,355       8,377
                             -------        -------      ----------  ----------
   Net periodic pension
    cost--
    Company-sponsored
     plans..............         243            980           3,319       2,978
Industry-wide plan for
 certain unionized
 employees..............         479            212             432         438
                             -------        -------      ----------  ----------
   Total pension cost...     $   722        $ 1,192      $    3,751  $    3,416
                             =======        =======      ==========  ==========

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

  The funded status of the Company-sponsored plans was as follows (in thousands of dollars):

                                SEPTEMBER 30, 1998              SEPTEMBER 30, 1997
                          ------------------------------- -------------------------------
                          PLANS FOR WHICH PLANS FOR WHICH PLANS FOR WHICH PLANS FOR WHICH
                            ACCUMULATED    ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED
                             BENEFITS       ACCUMULATED      BENEFITS       ACCUMULATED
                           EXCEED ASSETS     BENEFITS      EXCEED ASSETS     BENEFITS
                          --------------- --------------- --------------- ---------------
Actuarial present value
 of projected benefit
 obligations:
  Accumulated benefit
   obligations:
   Vested...............     $  28,502       $ 159,765        $ 1,666         $65,352
   Nonvested............         1,334           6,737             19           5,071
                             ---------       ---------        -------         -------
  Total accumulated
   benefit obligations..        29,836         166,502          1,685          70,423
  Effect of projected
   future salary
   increases............         3,375          20,998            341          10,430
                             ---------       ---------        -------         -------
  Projected benefit
   obligations..........        33,211         187,500          2,026          80,853
Plan assets at fair
 value (primarily listed
 stocks and bonds)......        14,277         215,723             --         104,153
                             ---------       ---------        -------         -------
Projected benefit
 obligations over
 (under) plan assets....        18,934         (28,223)         2,026         (23,300)
Prior service cost of
 plan amendments........        (1,586)         (3,388)          (893)         (3,136)
Unrecognized net gains
 (losses):
  Arising at transition
   date.................          (229)             99           (518)            176
  Arising subsequent to
   transition date......        (4,561)         33,597            154          30,165
Adjustment for
 additional liability...         1,455              --            916              --
                             ---------       ---------        -------         -------
Accrued pension cost....     $  14,013       $   2,085        $ 1,685         $ 3,905
                             =========       =========        =======         =======
Assumptions used:
  Current discount rate
   for plan
   liabilities..........          6.75%           6.75%           7.5%            7.5%
  Projected annual rate
   of increase in
   compensation levels..     4.5%--5.0%      4.5%--5.0%           5.0%            5.0%
  Assumed long-term
   return on plan
   assets...............           9.0%            9.0%           8.0%            8.0%

 Other Postemployment Benefits

  The Company's Savannah Foods subsidiary sponsors benefit plans that provide postretirement health care and life insurance benefits to certain employees who meet the applicable eligibility requirements. The cost of postretirement health care and life insurance benefits is summarized as follows:

                                                           FISCAL YEAR ENDED
                                                           SEPTEMBER 30, 1998
                                                           ------------------
                                                             (IN THOUSANDS)
      Costs related to services provided by employees
       during the year....................................       $  149
      Interest cost on accumulated benefit obligation.....        2,127
                                                                 ------
        Total postretirement benefit expense..............       $2,276
                                                                 ======

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

  The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, and the pertinent assumptions used to compute this information are as follows:

                                                              SEPTEMBER 30, 1998
                                                              ------------------
                                                                (IN THOUSANDS)
      Accumulated postretirement benefit obligation:
        Retirees............................................       $31,049
        Active participants.................................         5,980
                                                                   -------
      Accumulated benefit obligation........................        37,029
      Unrecognized net loss.................................        (7,365)
                                                                   -------
      Accrued postretirement benefit obligation.............       $29,664
                                                                   =======
      Actuarial assumptions:
        Discount rate.......................................          6.75%
        Health care cost trend rate
          Fiscal 1997--1999.................................           7.5%
          Fiscal 2000--2004.................................           6.0%
          Thereafter........................................           5.0%

  Increasing the health care cost trend rate assumption by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 1998 by approximately $2,235,000 and would have increased postretirement benefit expense by approximately $142,000 in fiscal 1998.

 401(k) Plans

  Substantially all of the employees may elect to defer up to 15% of their annual compensation in the Company sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amounts charged to expense for each of the periods presented for these plans were not significant.

 Employee Stock Purchase Plan

  In July 1993, the shareholders approved an amended and restated employee stock purchase plan and reserved 1,000,000 shares of common stock. The plan provides substantially all year-round employees the option to purchase shares of common stock either through open market purchases at market value or directly from the Company at 85% of market value. The amounts charged to compensation expense for each of the periods presented for the discount on shares purchased under the latter alternative were not significant.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

9. SHAREHOLDERS' EQUITY

 Earnings per Share--

  The following table presents information necessary to calculate basic and diluted earnings per share. Amounts for the six months ended September 30, 1997 and fiscal 1997 and 1996, have been restated to conform with the requirements of SFAS No. 128 which was adopted effective December 31, 1997.

                          YEAR ENDED   SIX MONTHS ENDED  YEAR ENDED MARCH 31,
                         SEPTEMBER 30,  SEPTEMBER 30,   ----------------------
                             1998            1997          1997        1996
                         ------------- ---------------- ----------- ----------
                          (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Earnings for basic and
 diluted computation:
 Income (loss) before
  extraordinary item....  $   (5,835)     $    9,951    $    11,518 $   (3,218)
  Adjustments--None.....          --              --             --         --
                          ----------      ----------    ----------- ----------
 Adjusted income (loss)
  before extraordinary
  item..................  $   (5,835)     $    9,951    $    11,518 $   (3,218)
                          ==========      ==========    =========== ==========
 Net income (loss)......  $   (7,834)     $    9,951    $    11,518 $   (2,614)
  Adjustments--None.....          --              --             --         --
                          ----------      ----------    ----------- ----------
 Adjusted net income
  (loss)................  $   (7,834)     $    9,951    $    11,518 $   (2,614)
                          ==========      ==========    =========== ==========
Basic earnings per
 share:
 Weighted average shares
  outstanding...........  24,177,762      14,247,193    12,576,489, 10,300,487
                          ==========      ==========    =========== ==========
 Income (loss) per share
  before extraordinary
  item..................  $    (0.24)     $     0.70    $      0.92 $    (0.31)
                          ==========      ==========    =========== ==========
 Net income (loss) per
  share.................  $    (0.32)     $     0.70    $      0.92 $    (0.25)
                          ==========      ==========    =========== ==========
Diluted earnings per
 share:
 Weighted average shares
  outstanding...........  24,177,762      14,247,193     12,576,489 10,300,487
 Incremental shares
  issuable from assumed
  exercise of stock
  options under the
  treasury stock
  method................          --         137,896        151,013         --
                          ----------      ----------    ----------- ----------
 Weighed average shares
  outstanding--as
  adjusted..............  24,177,762      14,385,089     12,727,502 10,300,487
                          ==========      ==========    =========== ==========
 Income (loss) per share
  before extraordinary
  item..................  $    (0.24)     $     0.69    $      0.90 $    (0.31)
                          ==========      ==========    =========== ==========
 Net income (loss) per
  share.................  $    (0.32)     $     0.69    $      0.90 $    (0.25)
                          ==========      ==========    =========== ==========

  The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in fiscal 1997. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), the Company measures compensation cost using the intrinsic value method prescribed in by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

  The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123. For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 38% to 42%; risk-free interest rate of 5.49% to 7.06%; and expected lives of 7 to 10 years. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the pro forma amounts below (in thousands of dollars, except per share amounts):

                                           SIX MONTHS
                             YEAR ENDED       ENDED     YEAR ENDED MARCH 31,
                            SEPTEMBER 30, SEPTEMBER 30, ---------------------
                                1998          1997         1997       1996
                            ------------- ------------- ---------- ----------
Income (loss) before
 extraordinary item
  As reported..............    $(5,835)      $9,951     $   11,518 $   (3,218)
  Pro forma................     (6,725)       9,839         11,351     (3,260)
Net income (loss)
  As reported..............    $(7,834)      $9,951     $   11,518 $   (2,614)
  Pro forma................     (8,724)       9,839         11,351     (2,656)
Basic earnings per share:
Income (loss) before
 extraordinary item
  As reported..............    $ (0.24)      $ 0.70     $     0.92 $    (0.31)
  Pro forma................      (0.28)        0.69           0.90      (0.32)
Net Income (loss)
  As reported..............    $ (0.32)      $ 0.70     $     0.92 $    (0.25)
  Pro forma................      (0.36)        0.69           0.90      (0.26)

 Shareholder Rights Plan--

  In 1989, the Board of Directors declared a dividend of one Right for each outstanding share of the Company's common stock. Certain terms of the rights were amended in January 1995. Each of the Rights, which are currently attached to the common stock, entitle the holder to purchase two three-hundredths of a share of a new series of Junior Participating Preferred Stock (189,240 in total as of September 30, 1998) at a price of $60 (subject to adjustment). The Rights are not exercisable until the earlier of ten days after the public announcement that a person or group has acquired 15% or more (25% or more for persons who were 10% shareholders on January 27, 1995) of the Company's outstanding common stock (an "Acquiring Person") or ten business days after the commencement of a tender offer to acquire such an interest. Under certain circumstances, the Rights, other than the Rights held by the Acquiring Person, will become exercisable for common stock of the Company (or an acquirer) with a market value equal to two times the exercise price of the Right. The Rights are redeemable, at 2/3 cents per Right, at any time prior to a person becoming an Acquiring Person. The Rights will expire on October 31, 2007.

  In connection with the sale of common stock to Greencore Group plc ("Greencore") in 1996, the Board of Directors took action under the Shareholder Rights Plan to increase the ownership percentage that would trigger the plan with respect to Greencore to 30% during the term of the Investor Agreement between Greencore and the Company (not more than 5 years). Thereafter, the trigger level would be increased to 35%, until such time as Greencore's investment falls below 15%, at which time the trigger level becomes 15%. Greencore had the right to designate two nominees for election as directors of the Company. During the term of the Investor Agreement, Greencore will be required to vote for the director nominees recommended by the Board of Directors. During

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996
the term of the Investor Agreement, Greencore is also subject to restrictions relative to certain actions regarding the Company.

 Stock Incentive Plan--

  The shareholders have approved the Imperial Holly Corporation Stock Incentive Plan, and have reserved for issuance 3,562,500 shares of common stock. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options have an exercise price equal to the fair market value of the shares of common stock at date of grant, become exercisable in annual increments for up to five years commencing one year after date of grant, and expire not more than ten years from date of grant.

  Stock option activity in the plan was as follows:

                                    YEAR ENDED            SIX MONTHS ENDED
                                SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                             ------------------------- -----------------------
                                          WEIGHTED-               WEIGHTED-
                                           AVERAGE                 AVERAGE
                                        EXERCISE PRICE          EXERCISE PRICE
                              OPTIONS     PER SHARE    OPTIONS    PER SHARE
                             ---------  -------------- -------  --------------
Beginning Balance...........   582,895      $10.33     614,327      $10.39
Granted..................... 1,492,829        9.40       9,000       11.33
Expired.....................   (80,049)      11.25     (30,800)      12.84
Exercised...................   (15,169)       7.60      (9,632)       6.99
                             ---------                 -------
Balance, September 30....... 1,980,504        9.63     582,895       10.33
                             =========                 =======
Exercisable as of September
 30.........................   435,726       10.09     367,020       10.31
                             =========                 =======

                                          YEAR ENDED MARCH 31, 1997
                                -----------------------------------------------
                                         1997                    1996
                                ----------------------- -----------------------
                                           WEIGHTED-               WEIGHTED-
                                            AVERAGE                 AVERAGE
                                         EXERCISE PRICE          EXERCISE PRICE
                                OPTIONS    PER SHARE    OPTIONS    PER SHARE
                                -------  -------------- -------  --------------
Beginning Balance.............. 528,589      $10.03     510,733      $10.67
Granted........................ 141,700       12.90      94,000        7.84
Expired........................ (41,551)      15.22     (66,199)      12.33
Exercised...................... (14,411)       7.97      (9,945)       6.67
                                -------                 -------
Balance, March 31.............. 614,327       10.39     528,589       10.03
                                =======                 =======
Exercisable as of March 31..... 364,964       10.23     330,964       11.05
                                =======                 =======

  Options outstanding at September 30, 1998 consisted of the following:

                                                             EXERCISABLE OPTIONS
                                                           ------------------------
                             WEIGHTED-                                 WEIGHTED-
   RANGE OF                   AVERAGE     WEIGHTED-AVERAGE              AVERAGE
EXERCISE PRICES  NUMBER OF EXERCISE PRICE    REMAINING     NUMBER OF EXERCISE PRICE
   PER SHARE      OPTIONS    PER SHARE    CONTRACTUAL LIFE  OPTIONS    PER SHARE
---------------  --------- -------------- ---------------- --------- --------------
$ 6.44- $ 8.87     339,850     $ 7.88        4.4 years      292,913      $ 7.89
$ 9.12- $12.25   1,465,429       9.43        9.3 years       12,025       10.28
$13.19- $16.83     175,225      14.55        4.1 years      130,788       15.00

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996
  Certain stock options listed above were granted with SARs. The SARs provide that, in lieu of the exercise of options, the optionee may receive cash or shares of stock with a fair market value equal to the amount by which the fair market value on exercise date of the stock subject to the option exceeds the option price. No SARs have been exercised and, at September 30, 1998, options outstanding with SARs attached totaled 45,450 shares, all of which were exercisable.

 Nonemployee Director Stock Option Plan--

  The shareholders have approved the Nonemployee Director Stock Option Plan and have reserved 30,000 shares of common stock for issuance. The plan provides for the automatic granting to each nonemployee director of options to purchase 1,500 shares of common stock at a price equal to 50% of the fair market value at date of grant. The options become exercisable upon the completion of three years of service as a director, and expire over a two-year period from the date first exercisable. Stock option activity in the plan was as follows:

                            YEAR ENDED     SIX MONTHS ENDED         YEAR ENDED MARCH 31,
                           SEPTEMBER 30,     SEPTEMBER 30,   ------------------------------------
                               1998              1997              1997              1996
                         ----------------- ----------------- ----------------- ------------------
                                   PRICE             PRICE             PRICE              PRICE
                         OPTIONS PER SHARE OPTIONS PER SHARE OPTIONS PER SHARE OPTIONS  PER SHARE
                         ------- --------- ------- --------- ------- --------- -------  ---------
Beginning Balance.......  2,250    $7.56    4,500    $6.53    3,000    $5.88    5,250     $6.93
Granted.................  1,500     5.38       --       --    1,500     7.84       --
Expired.................   (750)    7.00       --       --       --              (750)     8.84
Exercised...............     --             2,250     5.50       --            (1,500)     8.09
                          -----             -----             -----            ------
Ending Balance..........  3,000     6.61    2,250     7.56    4,500     6.53    3,000      5.88
Exercisable at Period
 End....................     --               750     7.00    3,000     5.88       --
                          =====             =====             =====            ======

  Options outstanding at September 30, 1998 have a range of exercise prices of $5.38 to $7.84, and weighted-average remaining contractual life of 3.2 years.

 Nonemployee Director Compensation Plan--

  In fiscal 1997, the shareholders approved the Nonemployee Director Compensation Plan which provides for the annual award of common stock to directors in lieu of their cash retainer. Shares of common stock awarded pursuant to this plan totaled 17,287 in fiscal 1998 and 21,760 in both the six months ended September 30, 1997 and in fiscal 1997.

10. COMMITMENTS AND CONTINGENCIES

  The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

  The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $7,835,000 in fiscal 1998, $3,571,000 for the six month period ended September 30, 1997, $5,788,000, and $4,343,000 in fiscal 1997 and 1996 respectively.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

  The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 1998 are summarized as follows (in thousands of dollars):

                                                                       OPERATING
      FISCAL YEAR ENDING SEPTEMBER 30,                                  LEASES
      --------------------------------                                 ---------
        1999..........................................................  $3,618
        2000..........................................................   2,783
        2001..........................................................   2,425
        2002..........................................................   1,861
        2003..........................................................   1,566
        After 2003....................................................   4,110

  The aggregate future minimum amount to be received under sub-leases was $2,791,000 at September 30, 1998.

11. SUPPLEMENTARY INCOME STATEMENT INFORMATION

  In fiscal 1998, the Company incurred a $975,000 charge for severance and related costs in connection with the reorganization of administrative functions after the acquisition of Savannah Foods. Additionally, a charge of $3,800,000 was recorded for the loss the Company expected to incur in fulfilling its industrial sales commitments in California at higher costs as a result of the abnormal weather experienced there during the spring months.

  In fiscal 1998, the Company ceased sugarbeet processing at its Hereford, Texas factory, and provided $974,000 for the estimated cash closure costs, principally severance costs in connection with the layoff of approximately 60 employees. The Company also recorded a $12,538,000 asset impairment loss to reduce the carrying value of the Hereford assets to estimated fair value.

  In fiscal 1996 the Company recorded a charge of $1,750,000 related to the announced closure of its Hamilton City, California beet processing facility in early fiscal 1997, including $650,000 related to the layoff of approximately 68 employees. Additionally, in fiscal 1996, the Company recorded a charge of $475,000 related to costs in connection with a work force reduction.

  Other income--net includes interest and dividends totaling $2,718,000 for fiscal 1998, $1,184,000 for the six months ended September 30, 1997, and $1,792,000, and $1,820,000 for fiscal 1997 and 1996, respectively.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES

             SEPTEMBER 30, 1998 AND 1997, MARCH 31, 1997 AND 1996

  Substantially all of the Company's consolidated subsidiaries are guarantors of the Company's 9 3/4% senior subordinated notes due 2007. The Company does not publish separate financial statements for such guarantor subsidiaries. Condensed, combined financial information for such guarantor subsidiaries was as follows (in thousands of dollars):

                                                                 YEAR ENDED
                                YEAR ENDED   SIX MONTHS ENDED     MARCH 31,
                               SEPTEMBER 30,  SEPTEMBER 30,   -----------------
                                   1998            1997         1997     1996
                               ------------- ---------------- -------- --------
Income Statement Data
---------------------
  Net sales...................  $1,498,842       $253,543     $443,699 $365,172
  Operating income............      50,414         16,993       16,606    6,278
  Net income (loss)...........      24,875          8,324        3,726     (698)

                                                                   SEPTEMBER 30,
                                                                       1998
                                                                   -------------
Balance Sheet Data
------------------
  Current assets..................................................   $360,315
  Plant, property and equipment--net..............................    345,399
  Goodwill--net...................................................    279,410
  Current liabilities.............................................    174,057
  Long-term debt..................................................     22,500