Form 10-Q
period 1998-12-31
IMPERIAL SUGAR CO /NEW/
filed 1999-02-16
CIK 831327

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

For the quarterly period ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........ to ........

Commission file number 1-10307
                        ______________________________

                            IMPERIAL SUGAR COMPANY
            (Exact name of registrant as specified in its charter)

                Texas                               74-0704500
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

           One Imperial Square, P.O. Box 9, Sugar Land, Texas 77487 (Address of principal executive offices, including Zip Code)

                                (281) 491-9181
             (Registrant's telephone number, including area code)

                          IMPERIAL HOLLY CORPORATION
                  (Former name if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]      No   [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 1999.

                              32,151,608 shares.



================================================================================

                            IMPERIAL SUGAR COMPANY


                                     Index


                                                                            Page
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets                                      3

             Consolidated Statements of Income                                4

             Consolidated Statements of Cash Flows                            5

             Consolidated Statement of Changes in
             Shareholders' Equity                                             6

             Notes to Consolidated Financial Statements                       7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   11

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders            15

     Item 6.  Exhibits and Reports on Form 8-K                               15


                            ______________________

     The statements regarding future market prices, agricultural results, operating results and Year 2000 readiness and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the ability of the Company to realize cost savings from acquisitions, the ability of the Company and third party vendors and customers to successfully remediate Year 2000 computer issues, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION


                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 1998    SEPTEMBER 30, 1998
                                                 (Unaudited)
                                              ------------------
                                                     (In Thousands of Dollars)
                  ASSETS
CURRENT ASSETS:
 Cash and temporary investments                      $    2,436            $    2,877
 Marketable securities                                   69,750                59,478
 Accounts receivable                                    110,082               139,870
 Inventories                                            372,136               204,929
 Deferred costs and prepaid expenses                     24,287                39,135
                                                     ----------            ----------
  Total current assets                                  578,691               446,289

OTHER INVESTMENTS                                        19,359                20,872

PROPERTY, PLANT AND EQUIPMENT - net                     421,503               398,193

GOODWILL & OTHER INTANGIBLES                            403,882               279,410

OTHER ASSETS                                             26,693                35,036
                                                     ----------            ----------
   TOTAL                                             $1,450,128            $1,179,800
                                                     ==========            ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable -- trade                           $  163,799            $  106,041
 Short-term borrowings                                   31,547                 1,161
 Current maturities of long-term debt                     7,765                 7,555
 Other current liabilities                               56,130                71,303
                                                     ----------            ----------
  Total current liabilities                             259,241               186,060

LONG-TERM DEBT                                          671,519               525,893

DEFERRED INCOME TAXES, EMPLOYEE BENEFITS
 AND OTHER CREDITS                                      118,162               114,940

SHAREHOLDERS' EQUITY
 Preferred stock                                              -                     -
 Common stock                                           309,017               268,804
 Stock held by benefit trust                            (14,367)              (14,367)
 Treasury stock                                          (1,452)               (1,452)
 Retained earnings                                       81,565                80,150
 Unrealized securities gains - net                       26,443                19,772
                                                     ----------            ----------
  Total shareholders' equity                            401,206               352,907
                                                     ----------            ----------
   TOTAL                                             $1,450,128            $1,179,800
                                                     ==========            ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           Three Months Ended
                                                               December 31,
                                                        --------------------------
                                                            1998           1997
                                                        -----------    -----------
                                                         (In Thousands of Dollars,
                                                         Except per Share Amounts)
NET SALES                                               $   471,761    $   434,867
                                                        -----------    -----------
COSTS AND EXPENSES:
 Cost of sales                                              423,982        395,408
 Selling, general and administrative                         17,192         16,944
 Depreciation and amortization                               12,564         10,962
                                                        -----------    -----------
  Total                                                     453,738        423,314
                                                        -----------    -----------
OPERATING INCOME                                             18,023         11,553

INTEREST EXPENSE                                            (14,117)        (8,380)

REALIZED SECURITIES GAINS                                         -            110

OTHER INCOME -- Net                                           1,116            575
                                                        -----------    -----------
INCOME BEFORE INCOME TAXES & MINORITY INTEREST                5,022          3,858

PROVISION FOR INCOME TAXES                                    2,657          2,234

MINORITY INTEREST IN INCOME OF SAVANNAH                           -          1,766
                                                        -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM                              2,365           (142)

EXTRAORDINARY ITEM - NET OF TAX                                   -         (1,999)
                                                        -----------    -----------
NET INCOME (LOSS)                                       $     2,365    $    (2,141)
                                                        ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Income before extraordinary item                      $      0.08    $     (0.01)
                                                        ===========    ===========
  Net income                                            $      0.08    $     (0.14)
                                                        ===========    ===========
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Income before extraordinary item                      $      0.08    $     (0.01)
                                                        ===========    ===========
  Net income                                            $      0.08    $     (0.14)
                                                        ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                      30,335,994     15,670,653
                                                        ===========    ===========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Three Months Ended
                                                                December 31,
                                                            ----------------------
                                                              1998         1997
                                                            ---------    ---------
                                                           (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss)                                         $   2,365    $  (2,141)
  Adjustments for non-cash and non-operating items:
   Extraordinary item - net                                         -        1,999
   Minority interest in earnings of Savannah                        -        1,766
   Depreciation & amortization                                 12,564       10,962
   Other                                                          791         (290)
                                                            ---------    ---------
                                                               15,720       12,296
 Changes in operating assets and liabilities
    (excluding amounts acquired in the Savannah
    and Diamond Crystal acquisitions):
   Receivables                                                 41,754       20,220
   Inventory                                                 (153,318)    (167,449)
   Deferred and prepaid costs                                  17,585       27,625
   Accounts payable                                            50,758       78,600
   Other liabilities                                          (19,123)      (9,121)
                                                            ---------    ---------
  Operating cash flow                                         (46,624)     (37,829)
                                                            ---------    ---------
INVESTMENT ACTIVITIES:
  Acquisition of Diamond Crystal, net of cash acquired       (111,216)           -
  Acquisition of Savannah, net of cash acquired                     -     (360,961)
  Capital expenditures                                         (5,951)     (10,148)
  Investment in marketable securities                               -         (653)
  Proceeds from sales of securities                             6,217          304
  Proceeds from maturities of securities                            -          583
  Proceeds from sales of fixed assets                              15           60
  Other                                                         4,890       (7,131)
                                                            ---------    ---------
Investing cash flow                                          (106,045)    (377,946)
                                                            ---------    ---------
FINANCING ACTIVITIES:
  Short-term debt:
   CCC borrowings - advancements                               10,017            -
   Other - net                                                   (257)           -
  Revolving credit borrowings (repayments) - net              144,700      (42,306)
  Long-term debt borrowings                                         -      587,674
  Repayment of long-term debt                                  (1,688)    (126,256)
  Dividends paid                                                 (950)        (428)
  Issuance of stock and other                                     406        5,036
                                                            ---------    ---------
Financing cash flow                                           152,228      423,720
                                                            ---------    ---------
INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS            (441)       7,945

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD             2,877        9,354
                                                            ---------    ---------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD               $   2,436    $  17,299
                                                            =========    =========


                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Three Months Ended December 31, 1998
                                  (UNAUDITED)

                                    Shares of Common Stock               Common Stock
                              ---------------------------------   ----------------------------
                                           Held by                          Held by                         Unrealized
                                           Benefit     Treasury             Benefit   Treasury   Retained   Securities
                               Issued       Trust       Stock     Issued     Trust      Stock    Earnings     Gains     Total
                              ----------  ----------   --------   --------  --------  --------   -------  ----------   --------
                                                                               (In Thousands of Dollars)

BALANCE SEPTEMBER 30, 1998    28,385,991  (1,199,053)  (121,197)  $268,804  $(14,367)  $(1,452)  $80,150     $19,772   $352,907
Net income                             -           -          -          -         -         -     2,365           -      2,365
Cash dividends                         -           -          -          -         -         -      (950)          -       (950)
Stock issued in Diamond
 Crystal acquisition           4,972,060           -          -     39,776         -         -         -           -     39,776
Employee stock purchase plan
 & stock option exercises         71,617           -          -        437         -         -         -           -        437
Change in unrealized
 securities
 gains - net                           -           -          -          -         -         -         -       6,671      6,671
                              ----------  ----------   --------   --------  --------  --------   -------  ----------   --------
BALANCE DECEMBER 31, 1998     33,429,668  (1,199,053)  (121,197)  $309,017  $(14,367)  $(1,452)  $81,565     $26,443   $401,206
                              ==========  ==========   ========   ========  ========  ========   =======  ==========   ========

                See notes to consolidated financial statements.

                            IMPERIAL SUGAR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997


  Basis of Presentation - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company (formerly Imperial Holly Corporation) and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

  Accounting Pronouncements - As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130 "Reporting Comprehensive Income", which requires the reporting of comprehensive income and its components. For the three months ended December 31, 1998 and 1997, comprehensive income (loss) was $9,036,000 and ($781,000), respectively. The difference between comprehensive income and net income for each period was the change in unrealized securities gains, net of related income taxes.


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

  Acquisitions - On November 2, 1998 the Company acquired all the outstanding common stock of DSLT Inc. ("Diamond Crystal") in a merger of a wholly owned subsidiary of the Company with and into Diamond Crystal. Consideration for the acquisition consisted of $79.6 million cash, 4,972,060 shares of Company Common Stock and the repayment of $28.3 million of Diamond Crystal debt. The Merger consideration is subject to final adjustments based on an acquisition date balance sheet of Diamond Crystal and other factors. The cash portion of the Merger consideration was funded by borrowing under the Company's existing revolving credit agreement.

  Diamond Crystal produces nutritional dry mixes, sauces, seasonings, drink mixes and desserts for distribution to the healthcare and food service industries. A preliminary allocation of the aggregate purchase price, including $34.0 million of liabilities assumed, has been made to current assets ($33.3 million), plant, property and equipment ($29.1 million) and goodwill ($122.3 million). Liabilities assumed include $2.5 million for the estimated costs to close two production facilities currently operated by Diamond Crystal, as well as cost related to the involuntary termination of certain adminstrative employees.

     The Company acquired Savannah Foods & Industries, Inc. ("Savannah") in a two step transition concluded December 22, 1997, when Savannah merged with a wholly owned subsidiary of the Company. Previously, the Company had purchased 50.1% of Savannah's outstanding common stock in a tender offer which was completed October 17, 1997.

  The acquisitions were accounted for by the purchase method, and these consolidated financial statements include the results of Diamond Crystal since November 2, 1998, and the results of Savannah since October 17, 1997, net of the minority shareholders' interest in the earnings of Savannah through December 22, 1997. Pro forma operating results as if both the Diamond Crystal and the Savannah acquisitions and related financing transactions had occurred as of September 30, 1996, and assuming effective tax rates of 35% to 38%, are as follows:

                                                      Three Months Ended
                                                         December 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
                                                   (In Thousands of Dollars)

Net Sales                                          $  482,845     $  534,362
                                                   ----------     ----------
Cost of Sales                                         432,750        481,313
Selling, General and Administrative Expenses           18,544         24,815
Depreciation and Amortization                          12,997         12,639
                                                   ----------     ----------
Operating Income                                       18,554         15,595
Interest Expense                                      (14,820)       (13,273)
Other Income                                            1,116            999
                                                   ----------     ----------
Income Before Income Taxes                              4,850          3,321
Provision for Income Taxes                              2,835          2,440
                                                   ----------     ----------
Net Income                                         $    2,015     $      881
                                                   ==========     ==========
Basic Earnings Per Share                           $     0.06     $     0.03
                                                   ==========     ==========
Diluted Earnings Per Share                         $     0.06     $     0.03
                                                   ==========     ==========
Weighted Average Shares Outstanding                32,065,406     31,996,748
                                                   ==========     ==========


   Goodwill acquired in these transactions is being amortized over 40 years.

   Earnings per Share - The following table presents information necessary to calculate basic and diluted earnings per share.

                                                        Three Months Ended
                                                            December 31,
                                                     --------------------------
                                                         1998          1997
                                                     -----------   ------------
                                                      (In Thousands of Dollars)
Earnings for basic and diluted computation:
  Income (loss) before extraordinary item            $     2,365   $      (142)
    Adjustments - None                                         -             -
  Adjusted income (loss) before extraordinary item   $     2,365   $      (142)
                                                     ===========   ===========
  Net income                                         $     2,365   $    (2,141)
    Adjustments - None                                         -             -
                                                     -----------   -----------
  Adjusted net income                                $     2,365   $    (2,141)
                                                     ===========   ===========
Basic earnings per share:
  Weighted average shares outstanding                 30,335,994    15,670,653
                                                     ===========   ===========
  Income (loss) per share before
     extraordinary item                              $      0.08   $     (0.01)
                                                     ===========   ===========

  Net income (loss) per share                        $      0.08   $     (0.14)
                                                     ===========   ===========
Diluted earnings per share:
  Weighted average shares outstanding                 30,335,994    15,670,653
  Incremental shares issuable from assumed
    exercise of stock options under the
    treasury stock method                                  7,962             -
                                                     -----------   -----------
  Weighted average shares outstanding -
    as adjusted                                       30,343,956    15,670,653
                                                     ===========   ===========
  Income (loss) per share before
     extraordinary item                              $      0.08   $     (0.01)
                                                     ===========   ===========
  Net income (loss) per share                        $      0.08   $     (0.14)
                                                     ===========   ===========

Substantially all of the Company's consolidated subsidiaries fully and unconditionally guarantee the Company's 9-3/4% senior subordinated notes due 2007. The Company does not publish separate financial statements and other disclosures for such guarantor subsidiaries because management has determined that such information is not material to investors. Condensed, combined financial information for such guarantor subsidiaries was as follows (in thousands of dollars):

                                                    Three Months Ended
                                                       December 31,
                                                       ------------
                                                     1998         1997
                                                     ----         ----
Income Statement Data
---------------------
Net Sales                                           $401,640     $359,673
Operating income                                      12,261       14,031
Net income (loss)                                      7,119        4,833

                                                       December 31,
                                                       ------------
                                                           1998
                                                           ----
Balance Sheet Data
------------------
Current assets                                         $488,785
Property, plant and equipment, net                      368,444
Goodwill - net                                          403,882
Current liabilities                                     244,957
Long-term debt, net                                      25,200

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company completed the first step of the Savannah acquisition on October 17, 1997 and completed the Diamond Crystal acquistion on November 2, 1998. Accordingly, the results of operations reported for the quarter ended December 31, 1997 do not include Savannah operations for the first 16 days of the quarter and do not include Diamond Crystal for any part of the period. Savannah operations are included for the entire quarter ended December 31, 1998, while Diamond Crystal's results are included for two of the three months on the quarter. The pro forma financial information included in the Notes to Consolidated Financial Statements present the combined results of the companies as if the acquisitions and related financing transactions had occurred as of September 30, 1996.

     Liquidity and Capital Resources

     The Company's primary capital requirements include debt service, capital expenditures and working capital. The primary sources of capital are expected to be cash flow from operations and borrowings under the revolving credit portion of the Company's bank facility.

     The Company's bank credit facility includes a $200 million revolving credit facility (available through December 2002) and term loans initially aggregating $255 million. At December 31, 1998, the Company had $4 million available under the revolving credit facility. Interest on the facilities is at floating rates (either a base rate plus a margin of from 0.25% to 1% or a Eurodollar rate plus a margin of from 1.25% to 2%). The Company has entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on $214.4 million of the term loans at a weighted average annual rate of 7.96% as of December 31, 1998. The Company will be required to make prepayments under the facilities, with certain exceptions, equal to 100% of the net proceeds from certain indebtedness, the sale of equity securities and the disposition of assets, including proceeds from the sale of stock of any subsidiaries, plus 75% of excess cash flow. The facility is secured by substantially all of the assets of the Company and its subsidiaries.

     The Company's debt agreements impose various restrictions that could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities. In particular, the Company and each of its subsidiaries is subject to negative covenants contained in the bank credit facility that restrict, subject to specified exceptions:

     . the incurrence of additional indebtedness and other obligations and the granting of additional liens;
     .  mergers, acquisitions and dispositions;
     .  investments, loans and advances;
     .  dividends, stock repurchases and redemptions;
     . prepayment or repurchase of other indebtedness and amendments to certain agreements governing indebtedness;
     .  transactions with affiliates;

     .  capital expenditures;
     .  sales and leasebacks;
     .  changes in fiscal periods;
     .  changes of lines of business; and
     . entering into agreements that prohibit the creation of liens or limit the subsidiaries' ability to pay dividends.

In addition, the bank credit facility requires the Company to maintain compliance with certain specified financial covenants, including a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and senior debt to EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio as well as a minimum adjusted current ratio and a minimum level of net worth.

     The indenture governing the Company's $250 million senior subordinated notes contains covenants that limit, with certain exceptions, the ability of the Company and most of its subsidiaries to:

     .  incur additional indebtedness or issue preferred stock;
     . pay dividends or make certain other restricted payments by the Company or its subsidiaries;
     .  enter into transactions with affiliates;
     .  make certain asset dispositions;
     . in the case of the Company, merge or consolidate with, or transfer substantially all of its assets to another person;
     .  encumber assets;
     . issue capital stock of wholly owned subsidiaries; or . engage in certain business activities.

In addition, under certain circumstances, the Company will be required to offer to repurchase the notes at par, plus accrued and unpaid interest, with the proceeds of certain asset sales.

     The Company has a 43% limited partnership interest in a sugar beet processing facility in Moses Lake, Washington that was commissioned in September 1998. The facility was slow in reaching full production due to operational factors associated with the start-up which, together with poor weather affecting sugarbeets in storage, have reduced operating cash flow to levels which are insufficient to satisfy all of its obligations. The partnership is in discussions with lenders concerning restructuring its existing debt and obtaining additional financing of approximately $15 million to $25 million. There can be no assurance that such discussions will be successful. Should the partnership be unsuccessful in such discussions, and unable to secure additional sources of financing, it may be required to consider bankruptcy protection and/or be required to cease factory operations, potentially impairing the Company's investments in and advances and loans to the partnership. The Company has investments and subordinated advances to the partnership totaling $9.8 million plus a senior secured loan to the partnership of $5.6 million as of December 31, 1998.

     The Company's capital expenditures for fiscal 1999 are expected to be approximately $32 million, including additional packaging and production efficiency upgrades, as well as continuation of the Company's computer system initiatives.

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


       Year 2000 Computer Issues

       The Company has developed plans to address the possible exposures related to the impact on its computer systems of the year 2000 ("Y2K"). Implementation of some of these plans is completed and others are in process. The Company's efforts have been focused in four areas: (1) technology infrastructure, including hardware and computer operating software; (2) application software for key financial, informational and operational systems; (3) process control technology at each of the Company's production facilities; and (4) third party readiness. These efforts are being coordinated with the Company's strategic initiative to replace its major management information systems with newly acquired client-server based software from PeopleSoft USA, Inc.

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

     The Company's plan for Y2K compliance of application software includes remediation of certain systems and replacement of others. Remediation of application software processed in Savannah, Georgia was completed in fiscal 1998. The Company expects to have completed remediation of systems processed in Sugar Land, Texas by the end of the second quarter of fiscal 1999. The initial phase of replacement with PeopleSoft applications of non-Y2K compliant applications was implemented in fiscal 1998 and replaced the majority of the Company's non-compliant systems. The replacement of remaining non-compliant systems, principally human resource applications, is expected to be completed by June 30, 1999. If such changes are not completed on a timely basis, the Company believes it can utilize the Y2K compliant software currently being used by the Savannah operations.

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

     The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 efforts described above are expected to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the year 2000 compliance and readiness of such third parties. The Company believes that, with the implementation of new business systems and completion of the projects as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     Readers are cautioned that forward-looking statements contained in this year 2000 discussion should be read in conjunction with the Company's disclosures on page 2 of this Form 10-Q.

     Results of Operations

     The 10% decrease in pro forma net sales for the three months ended December 31, 1998 compared to 1997 resulted from lower volumes of refined sugar sales and lower byproduct sales prices, which were partially offset by somewhat higher refined sugar sales prices in the current quarter. Byproduct sales prices declined significantly due to competitive feed grain prices. Pro forma gross margin declined $3.0 million to $50.1 million, but as a percent of sales improved to 10.4% from 9.9%, as a result of the higher sugar sales prices. In addition to the factors affecting revenues, gross margin was negatively impacted by higher costs at the Company's Montana and Michigan factories due to lower sugar content in sugarbeets harvested, and poor beet storage conditions due to warm weather. Raw cane sugar unit costs were relatively flat for the two quarterly periods.

     Pro forma sales by the Company's Food Service division were $104.5 million for the three months ended December 31, 1998, an increase of $13.3 million from the same period of the prior year. Food Service gross margin was $13.9 million or 13.3% of sales, down from $14.8 million due principally to product mix and competitive pricing issues.

     Historically, a significant portion of the Company's industrial sales are made under forward sales contracts, most of which commence October 1 and extend for up to a year, resulting in a lagging effect of market price changes on the Company's sugar sales. Industrial sales contracting during the quarter ended December 31, 1998 was slower than in past periods and many customers chose to do business on a spot basis. Significant contracting after December 31, 1998 has brought the Company's sales commitments closer to historical levels.

     To mitigate its exposure to future price changes, the Company purchases raw cane sugar under forward purchase contracts and manages the volume of refined sugar sales contracted for future delivery relative to the volume of raw sugar priced for future purchase. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales and, in some cases, byproducts, between the Company and the grower. Use of this type of contract reduces the Company's exposure to price risk on sugarbeet purchases by causing the price paid for sugarbeets to vary with the price received for refined sugar, so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Consequently, the increase in the unit selling price of refined beet sugar resulted in increases in the unit cost of sugarbeets purchased, mitigating the impact on beet sugar sales margins.

     Pro forma selling, general and administrative costs were $6.3 million lower for the three months ended December 31, 1998 compared to the same period of the prior year, due to reductions in volume related selling costs, as well as cost savings in general and administrative expenses. Following the Savannah acquisition the Company reorganized to remove duplication and streamline administrative functions.

     Interest expense for the three months ended December 31, 1998 was higher than the comparable period of the prior year primarily as a result of higher borrowings to finance the Diamond Crystal acquisition.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Shareholders held on January 29, 1999 the following proposals were acted upon:

     Proposal 1 - Nominees for Directors were elected to serve as Class II Directors for terms of office expiring in 2002 by the vote totals as follow:

                                  NUMBER OF VOTES
                                  FOR       WITHHELD
                               ----------   --------

       David J. Dilger         31,089,209    116,279
       Edward O. Gaylord       31,119,901     85,587
       Gerald Grinstein        31,116,208     89,280
       Robert L. Harrison      31,098,416    107,072
       W. W. Sprague III       31,092,866    112,622

     Class III Directors, whose terms of office continue until 2000 are Ann O. Hamilton, Harris L. Kempner, Jr., H. E. Lentz, Kevin C. O'Sullivan and Fayez Sarofim. Class I Directors, whose terms of office continue until 2001 are John
D. Curtin, I. H. Kempner III, James C. Kempner and Daniel K. Thorne.

     Proposal 2 - The proposal to amend the Company's Related Articles of Incorporation to change the Company name to Imperial Sugar Company was approved by a vote of 30,899,940 (93.7%) for and 162,231 (0.49%) against with 143,317
(0.43%) abstentions.

     Proposal 3 - The appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending September 30, 1999 was ratified by a vote of 31,046,530 (94.1%) for and 23,993 (0.07%) against with 134,965 (0.41 %)
abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required to be filed with this report are listed below:

         Exhibit 3   Articles of Amendment to Restated Articles of
                     Incorporation.

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

     (b) During the three months ended December 31, 1998, the Company filed a current report on Form 8-K dated as of November 2, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      IMPERIAL SUGAR COMPANY
                                           (Registrant)


Dated: February 16, 1999              By: /s/ Mary L. Burke
                                          -----------------
                                          Mary L. Burke
                                          Managing Director
                                          and Chief Financial Officer
                                          (Principal Financial Officer)