Form 10-Q
period 1999-03-31
IMPERIAL SUGAR CO /NEW/
filed 1999-05-14
CIK 831327

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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

                              Yes [X]   No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1999.

                              32,191,910 shares.

                             IMPERIAL SUGAR COMPANY


                                     Index



                                                                  Page
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets                               3

           Consolidated Statements of Income                         4

           Consolidated Statements of Cash Flows                     5

           Consolidated Statement of Changes in
           Shareholders' Equity                                      6

           Notes to Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            11

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                        15

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                         16

                             ______________________

     The statements regarding future market prices, anticipated cost savings, agricultural results, operating results and Year 2000 readiness and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the ability of the Company to realize cost savings from acquisitions, the ability of the Company and third party vendors and customers to successfully remediate Year 2000 computer issues, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  March 31, 1999    September 30, 1998
                                                  --------------    ------------------
                                                    (Unaudited)
                                                        (In Thousands of Dollars)
                  ASSETS
CURRENT ASSETS:
 Cash and temporary investments                   $    9,278            $    2,877
 Marketable securities                                70,847                59,478
 Accounts receivable                                 133,431               139,870
 Inventories                                         286,383               204,929
 Deferred costs and prepaid expenses                  30,395                39,135
                                                  ----------            ----------
  Total current assets                               530,334               446,289

OTHER INVESTMENTS                                      5,392                20,872

PROPERTY, PLANT AND EQUIPMENT - net                  417,280               398,193

GOODWILL & OTHER INTANGIBLES                         401,747               279,410

OTHER ASSETS                                          25,620                35,036
                                                  ----------            ----------

   TOTAL                                          $1,380,373            $1,179,800
                                                  ==========            ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable -- trade                        $  133,801            $  106,041
 Short-term borrowings                                30,640                 1,161
 Current maturities of long-term debt                 13,523                 7,555
 Other current liabilities                            69,893                71,303
                                                  ----------            ----------
  Total current liabilities                          247,857               186,060

LONG-TERM DEBT                                       632,142               525,893

DEFERRED INCOME TAXES, EMPLOYEE BENEFITS
 AND OTHER CREDITS                                   119,659               114,940

SHAREHOLDERS' EQUITY
 Preferred stock                                           -                     -
 Common stock                                        309,410               268,804
 Stock held by benefit trust                         (14,367)              (14,367)
 Treasury stock                                       (1,452)               (1,452)
 Retained earnings                                    61,966                80,150
 Unrealized securities gains - net                    25,158                19,772
                                                  ----------            ----------
  Total shareholders' equity                         380,715               352,907
                                                  ----------            ----------
   TOTAL                                          $1,380,373            $1,179,800
                                                  ==========            ==========

                See notes to consolidated financial statements.

                  IMPERIAL HOLLY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                            Three Months Ended             Six Months Ended
                                                                 March 31,                     March 31,
                                                        ---------------------------   ---------------------------
                                                            1999           1998           1999           1998
                                                        ------------   ------------   ------------   ------------
                                                           (In Thousands of Dollars, Except per Share Amounts)

NET SALES                                               $   428,997    $   414,967    $   900,758    $   849,834
                                                        -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                                             395,635        383,835        819,617        779,571
  Selling, general and administrative                        17,465         16,718         33,957         34,208
  Depreciation and amortization                              12,496         12,333         25,060         22,421
  Asset impairment and other charges                              -         18,287              -         18,287
                                                        -----------    -----------    -----------    -----------
     Total                                                  425,596        431,173        878,634        854,487
                                                        -----------    -----------    -----------    -----------
OPERATING INCOME                                              3,401        (16,206)        22,124         (4,653)

INTEREST EXPENSE                                            (16,350)       (14,598)       (30,467)       (22,978)

REALIZED SECURITIES GAINS                                     2,292          2,069          2,292          2,179

LOSS ON INVESTMENT IN PARTNERSHIP                           (16,706)             -        (16,706)             -

OTHER INCOME -- Net                                             398          2,183            814          2,758
                                                        -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES & MINORITY INTEREST              (26,965)       (26,552)       (21,943)       (22,694)

PROVISION FOR INCOME TAXES                                   (8,406)        (9,335)        (5,749)        (7,101)

MINORITY INTEREST IN INCOME OF SAVANNAH                           -              -              -          1,766
                                                        -----------    -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM                            (18,559)       (17,217)       (16,194)       (17,359)

EXTRAORDINARY ITEM - NET OF TAX                                   -              -              -         (1,999)
                                                        -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                       $   (18,559)   $   (17,217)   $   (16,194)   $   (19,358)
                                                        ===========    ===========    ===========    ===========
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Income before extraordinary item                           ($0.58)        ($0.64)        ($0.52)        ($0.82)
                                                        ===========    ===========    ===========    ===========
  Net income (loss)                                          ($0.58)        ($0.64)        ($0.52)        ($0.91)
                                                        ===========    ===========    ===========    ===========
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Income before extraordinary item                           ($0.58)        ($0.64)        ($0.52)        ($0.82)
                                                        ===========    ===========    ===========    ===========
  Net income (loss)                                          ($0.58)        ($0.64)        ($0.52)        ($0.91)
                                                        ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                      32,138,541     27,028,990     31,227,182     21,287,413
                                                        ===========    ===========    ===========    ===========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Six Months Ended
                                                                    March 31,
                                                            ----------------------
                                                               1999         1998
                                                            ---------    ---------
                                                           (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss)                                         $ (16,194)   $ (19,358)
  Adjustments for non-cash and non-operating items:
   Loss on investment in partnership                           16,706            -
   Extraordinary item - net                                         -        1,999
   Minority interest in earnings of Savannah                        -        1,766
   Impairment loss                                                  -       12,538
   Depreciation & amortization                                 25,060       22,421
   Other                                                         (723)      (2,798)

 Changes in operating assets and liabilities
    (excluding amounts acquired in the Savannah
    and Diamond Crystal acquisitions):
   Receivables                                                 15,646        8,306
   Inventory                                                  (67,565)     (55,474)
   Deferred and prepaid costs                                   9,685       23,421
   Accounts payable                                            20,760       31,404
   Other liabilities                                          (24,118)     (33,375)
                                                            ---------    ---------
  Operating cash flow                                         (20,743)      (9,150)
                                                            ---------    ---------
INVESTMENT ACTIVITIES:
  Acquisition of Diamond Crystal, net of cash acquired       (111,442)           -
  Acquisition of Savannah, net of cash acquired                     -     (364,290)
  Capital expenditures                                         (9,605)     (20,896)
  Investment in marketable securities                          (4,656)        (880)
  Proceeds from sales of securities                            10,066        4,918
  Proceeds from sales of fixed assets                              45          111
  Other                                                         5,086        6,927
                                                            ---------    ---------
Investing cash flow                                          (110,506)    (374,110)
                                                            ---------    ---------
FINANCING ACTIVITIES:
  Short-term debt:
   CCC borrowings - advances                                   30,630       37,037
   CCC borrowings - repayments                                      -      (12,000)
   Other - net                                                 (1,151)           -
  Revolving credit borrowings                                 113,100      (33,090)
  Long-term debt:
   Proceeds                                                         -      520,874
   Repayment                                                   (3,707)    (128,646)
  Dividends paid                                               (1,990)      (1,264)
  Issuance of stock and other                                     768        5,074
                                                            ---------    ---------
Financing cash flow                                           137,650      387,985
                                                            ---------    ---------
INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS           6,401        4,725

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD             2,877        9,354
                                                            ---------    ---------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD               $   9,278    $  14,079
                                                            =========    =========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Six Months Ended March 31, 1999
                                  (UNAUDITED)


                                     Shares of Common Stock               Common Stock
                              ----------------------------------   -----------------------------
                                            Held by                          Held by                         Unrealized
                                            Benefit    Treasury              Benefit   Treasury   Retained   Securities
                                Issued       Trust       Stock     Issued     Trust      Stock    Earnings     Gains       Total
                              ----------  -----------  ---------  --------  ---------  ---------  ---------  ----------  ---------
                                                                    (In Thousands of Dollars)
BALANCE SEPTEMBER 30, 1998    28,385,991  (1,199,053)  (121,197)  $268,804  $(14,367)   $(1,452)  $ 80,150      $19,772  $352,907
Net income (loss)                      -           -          -          -         -          -    (16,194)           -   (16,194)
Cash dividends                         -           -          -          -         -          -     (1,990)           -    (1,990)
Stock issued in Diamond
 Crystal acquisition           4,972,060           -          -     39,776         -          -          -            -    39,776
Employee stock purchase
 plan & stock option exercises    76,029           -          -        499         -          -          -            -       499
Director compensation plan        39,776                               331                                                    331
Change in unrealized
 securities
 gains - net                           -           -          -          -         -          -          -        5,386     5,386
                              ----------  ----------   --------   --------  --------   --------   --------   ----------  --------
BALANCE MARCH 31, 1999        33,473,856  (1,199,053)  (121,197)  $309,410  $(14,367)   $(1,452)  $ 61,966      $25,158  $380,715
                              ==========  ==========   ========   ========  ========   ========   ========   ==========  ========

                See notes to consolidated financial statements.

                             IMPERIAL SUGAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998

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

  Cost of Sales - Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond March 31. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Cost of sales includes an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through March 31. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs prior to production are deferred and allocated to production costs during each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

  Accounting Pronouncements - As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires the reporting of comprehensive income and its components. Comprehensive income (loss) was:

                                         March 31,
                                      1999       1998
                                    --------   --------
            Three Months Ended      (19,844)   (14,240)
            Six Months Ended        (10,808)   (15,021)

  The difference between comprehensive income and net income for each period was the change in unrealized securities gains, net of related income taxes.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standards No. 132, "Employers' Disclosure About Pensions and Other Post Retirement Benefits". These statements, which are effective for the Company's fiscal year ending

September 30, 1999, establish additional disclosure requirements but do not affect the measurement of results of operation. Additionally, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and will be effective for the fiscal year ending September 30, 2000. Management is evaluating what effect, if any, such statements will have on the Company's results of operation and/or required disclosures.

     Loss on Investment in Partnership - During the second quarter of fiscal 1999, the Company recorded charges totaling $16.7 million to write-off its investment in Pacific Northwest Sugar Company, a partnership in which a subsidiary of the Company was a 43% limited partner. In connection with the restructuring of the partnership's debt, the Company transferred its limited partnership interest to an affiliate of the general partner. An agreement dated April 26, 1999 terminated the Company's involvement with the project and includes mutual releases among the parties. As a result of the agreement, the general partner becomes the sole owner of the partnership, which constructed, owns and operates a beet sugar processing facility in Moses Lake, Washington. The facility experienced substantial operating losses in its first year of operation due principally to critical equipment failures, exacerbated by warmer than normal weather during the processing campaign. The Company's share of such losses, which first exceeded the general partner's capital accounts in the current quarter, totaled approximately $10.5 million and is included in the above mentioned charge.

     Acquisitions - On November 2, 1998 the Company acquired all the outstanding common stock of DSLT Inc. ("Diamond Crystal") in a merger of a wholly owned subsidiary of the Company with and into Diamond Crystal. Consideration paid at closing consisted of $79.6 million cash, 4,972,060 shares of Company Common Stock and the repayment of $28.3 million of Diamond Crystal debt. The Merger consideration is subject to adjustments based on an acquisition date balance sheet of Diamond Crystal and other factors. In April 1999, additional consideration of $555,000 cash and 34,710 shares of Company common stock was issued based on the resolution of certain of such factors. The cash portion of the Merger consideration was funded by borrowing under the Company's existing revolving credit agreement.

     Diamond Crystal produces nutritional dry mixes, sauces, seasonings, drink mixes and desserts for distribution to the healthcare and food service industries. A preliminary allocation of the aggregate purchase price paid at closing, including $34.0 million of liabilities assumed, has been made to current assets ($33.3 million), plant, property and equipment ($29.1 million) and goodwill ($122.3 million). Liabilities assumed include $2.5 million for the estimated costs to close two production facilities currently operated by Diamond Crystal, as well as cost related to the involuntary termination of certain administrative employees.

     The Company acquired Savannah Foods & Industries, Inc. ("Savannah") in a two step transaction concluded December 22, 1997, when Savannah merged with a wholly owned subsidiary of the Company. Previously, the Company had purchased 50.1% of Savannah's outstanding common stock in a tender offer which was completed October 17, 1997.

     The Diamond Crystal and Savannah acquisitions were accounted for by the purchase method, and these consolidated financial statements include the results of Diamond Crystal since November 2, 1998, and the results of Savannah since

October 17, 1997, net of the minority shareholders' interest in the earnings of Savannah through December 22, 1997. Pro forma operating results as if both the Diamond Crystal and the Savannah acquisitions and related financing transactions had occurred as of September 30, 1997, and assuming effective tax rates of 35% to 38%, are as follows:

                                            Three Months Ended             Six Months Ended
                                                 March 31,                     March 31,
                                        ---------------------------   ---------------------------
                                            1999           1998           1999           1998
                                        ------------   ------------   ------------   ------------
                                           (In Thousands of Dollars, Except Per Share Amounts)

Net Sales                               $   428,997    $   449,075    $   911,842    $   983,437
                                        -----------    -----------    -----------    -----------
Cost of Sales                               395,635        409,268        828,385        890,581
Selling, General and
   Administrative Expenses                   17,465         21,632         36,009         46,447
Asset Impairment and Other Charges                -         18,287              -         18,287
Depreciation and Amortization                12,496         13,561         25,493         26,200
                                        -----------    -----------    -----------    -----------
Operating Income                              3,401        (13,673)        21,955          1,922
Interest Expense                            (16,350)       (16,520)       (31,170)       (29,793)
Loss on Investment in Partnership           (16,706)             -        (16,706)             -
Other Income                                  2,690          4,272          3,806          5,271
                                        -----------    -----------    -----------    -----------
Income Before Income Taxes                  (26,965)       (25,921)       (22,115)       (22,600)
Provision for Income Taxes                   (8,406)        (8,451)        (5,571)        (6,011)
                                        -----------    -----------    -----------    -----------

Net Income                              $   (18,559)   $   (17,470)   $   (16,544)   $   (16,589)
                                        ===========    ===========    ===========    ===========

Basic Earnings Per Share                     $(0.58)        $(0.55)        $(0.51)        $(0.52)
                                        ===========    ===========    ===========    ===========

Diluted Earnings Per Share                   $(0.58)        $(0.55)        $(0.51)        $(0.52)
                                        ===========    ===========    ===========    ===========

Weighted Average Shares
   Outstanding                           32,138,541     32,000,990     32,101,572     31,998,846
                                        ===========    ===========    ===========    ===========

   Goodwill acquired in these transactions is being amortized over 40 years.

     Earnings per Share - The following table presents information necessary to calculate basic and diluted earnings per share.

                                                     Three Months Ended             Six Months Ended
                                                          March 31,                     March 31,
                                                 ---------------------------   ---------------------------
                                                     1999           1998           1999           1998
                                                 ------------   ------------   ------------   ------------
                                                    (In Thousands of Dollars, Except per Share Amounts)
Earnings for basic and diluted computation:
  Income (loss) before extraordinary
    item                                         $   (18,559)   $   (17,217)   $   (16,194)   $   (17,359)
    Adjustments - None                                     -              -              -              -
                                                 -----------    -----------    -----------    -----------
  Adjusted income (loss) before
    extraordinary item                           $   (18,559)   $   (17,217)   $   (16,194)   $   (17,359)
                                                 ===========    ===========    ===========    ===========

  Net income (loss)                              $   (18,559)   $   (17,217)   $   (16,194)   $   (19,358)
    Adjustments - None                                     -              -              -              -
                                                 -----------    -----------    -----------    -----------
  Adjusted net income                            $   (18,559)   $   (17,217)   $   (16,194)   $   (19,358)
                                                 ===========    ===========    ===========    ===========
Basic earnings per share:
  Weighted average shares outstanding             32,138,541     27,028,990     31,227,182     21,287,413
                                                 ===========    ===========    ===========    ===========
  Income (loss) per share before
     extraordinary item                          $     (0.58)   $     (0.64)   $     (0.52)   $     (0.82)
                                                 ===========    ===========    ===========    ===========
  Net income (loss) per share                    $     (0.58)   $     (0.64)   $     (0.52)   $     (0.91)
                                                 ===========    ===========    ===========    ===========
Diluted earnings per share:
  Weighted average shares outstanding             32,138,541     27,028,990     31,227,182     21,287,413
  Incremental shares issuable from
    assumed exercise of stock options
    under the treasury stock method                        -              -              -              -
                                                 -----------    -----------    -----------    -----------
  Weighted average shares outstanding
    - as adjusted                                 32,138,541     27,028,990     31,227,182     21,287,413
                                                 ===========    ===========    ===========    ===========
  Income (loss) per share before
     extraordinary item                          $     (0.58)   $     (0.64)   $     (0.52)   $     (0.82)
                                                 ===========    ===========    ===========    ===========
  Net income (loss) per share                    $     (0.58)   $     (0.64)   $     (0.52)   $     (0.91)
                                                 ===========    ===========    ===========    ===========

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

                                          Three Months Ended         Six Months Ended
                                              March 31,                 March 31,
                                        --------------------      ----------------------
                                           1999         1998         1999        1998
                                        ----------   ----------   ----------   ---------
Income Statement Data
---------------------
Net Sales                                $372,271     $350,512     $773,911    $710,195
Operating income                          (15,210)     (11,773)      (2,949)      2,258
Net income (loss)                          (6,714)      (9,024)         405      (4,191)

                                                     March 31,
                                                       1999
                                                     --------
Balance Sheet Data
------------------
Current assets                                        $434,059
Property, plant and equipment, net                     362,958
Goodwill - net                                         401,747
Current liabilities                                    230,591
Long-term debt, net                                     25,150


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company completed the first step of the Savannah acquisition on October 17, 1997 and completed the Diamond Crystal acquisition on November 2, 1998. Accordingly, the results of operations reported for the six months ended March 31, 1998 do not include Savannah operations for the first 16 days of the period and do not include Diamond Crystal for any part of the period. Savannah operations are included for the entire six months ended March 31, 1999, while Diamond Crystal's results are included for five of the six months. The pro forma financial information included in the Notes to Consolidated Financial Statements present the combined results of the companies as if the acquisitions and related financing transactions had occurred as of September 30, 1997.

Liquidity and Capital Resources

          The Company's primary capital requirements are expected to include debt service, capital expenditures and working capital. The primary sources of capital are expected to be cash flow from operations and borrowings under the revolving credit portion of the Company's bank credit facility.

          The Company's bank credit facility includes a $200 million revolving credit facility (available through December 2002) and term loans initially aggregating $255 million. At March 31, 1999, the Company had $35 million available under the revolving credit facility. Interest on the facilities is at floating rates (either a base rate plus a margin of from 0.25% to 1% or a Eurodollar rate plus a margin of from 1.25% to 2%). The Company has entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on $214 million of the term loans at a weighted average annual rate of 7.96% as of March 31, 1999. The Company will be required to make prepayments under the facilities, with certain exceptions, equal to 100% of the net proceeds from certain indebtedness, the sale of equity securities and the disposition of assets, including proceeds from the sale of stock of any subsidiaries, plus 75% of excess cash flow. The facility is secured by substantially all of the assets of the Company and its subsidiaries.

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

       The Company's plan for Y2K compliance of application software includes remediation of certain systems and replacement of others. Remediation of application software processed in Savannah, Georgia was completed in fiscal 1998. The Company expects to have completed remediation of systems processed in Sugar Land, Texas by the end of fiscal 1999. The initial phase of replacement with PeopleSoft applications of non-Y2K compliant applications was implemented in fiscal 1998 and replaced the majority of the Company's non-compliant systems. The replacement of remaining non-compliant systems, principally human resource applications, is expected to be completed by June 30, 1999. If such changes are not completed on a timely basis, the Company believes it can utilize the Y2K compliant software currently being used by the Savannah operations.

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

Results of Operations

       The decrease in pro forma net sales for both the three and six month periods ended March 31, 1999 compared to 1998 resulted from lower volumes of refined sugar sales, lower consumer private label prices and lower byproduct sales prices, which were partially offset by higher industrial sugar sales prices. Byproduct sales prices declined significantly due to competitive feed grain prices. Pro forma gross margin as a percent of sales declined from 8.9% to 7.8% for the quarter and from 9.4% to 9.1% for the six months primarily due to higher costs at the Company's Montana and Michigan factories resulting from lower sugar content in sugarbeets harvested, and warmer temperatures during sugarbeet storage which adversely affected sugar recovery. Raw cane sugar unit costs were relatively flat for the periods.

       Pro forma sales by the Company's Food Service division were $205.2 million for the six months and $104.5 million for the three months ended March 31, 1999, increases of $21.7 million and $9.5 million from the same periods of the prior year. Food Service gross margin was $27.4 million for the six months and $13.5 million for the three months of the current year, down by $2.0 million and $1.3 million respectively, due principally to product mix and competitive pricing issues.

       Historically, a significant portion of the Company's industrial sales are made under forward sales contracts, most of which commence October 1 and extend for up to a year, resulting in a lagging effect of market price changes on the Company's sugar sales. Industrial sales contracting during the quarter ended December 31, 1998 was slower than in past periods and many customers chose to do business on a spot basis. As of March 31, 1999, the Company's sales commitments were closer to historical levels, as a result of significant contracting after December 31, 1998.

       To mitigate its exposure to future price changes, the Company purchases raw cane sugar under forward purchase contracts and manages the volume of refined sugar sales contracted for future delivery relative to the volume of raw sugar priced for future purchases. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales and, in some cases, byproducts, between the Company and the grower. Use of this type of contract reduces the Company's exposure to price risk on sugarbeet purchases by causing the price paid for sugarbeets to vary with the price received for refined sugar, so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Consequently, the increase in industrial unit selling price of refined beet sugar resulted in increases in the unit cost of sugarbeets purchased, mitigating the impact on beet sugar sales margins.

       Pro forma selling, general and administrative costs were $4.2 million lower for the three months and $10.4 million lower for the six months ended March 31, 1999 compared to the same periods of the prior year, due to cost savings in general and administrative expenses as well as reductions in volume related selling costs. Following the Savannah acquisition the Company undertook significant cost savings initiatives and reorganized its administrative functions to remove duplication and streamline such functions.

       Interest expense for the three and six months ended March 31, 1999 was higher than the comparable period of the prior year primarily as a result of higher borrowings to finance the Diamond Crystal acquisition.

       The loss on investment in partnership resulted from the write-off of the Company's investment in a limited partnership as discussed in the notes of consolidated financial statements.

       The asset impairment and other charges included in the prior year's results were primarily charges in connection with the closing of the Company's Hereford, Texas beet sugar factory and charges to record a loss the Company incurred in meeting it contractual sales obligations as a result of poor weather conditions at its Northern California factories.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company uses raw sugar futures and options in its inventory purchasing programs. Gains and losses on such transactions are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. The Company does not enter into futures or option transactions for trading purposes.

       The information below presents the Company's domestic futures position outstanding as of March 31, 1999. The Company's world sugar futures and option positions are not material to its consolidated financial position, results of operations or cash flow.

                                    Expected Maturity  Expected Maturity
                                       Fiscal 1999        Fiscal 2000
                                    -----------------  -----------------
Futures Contract (long positions):
Contract Volumes (cwt.)                 234,080             1,274,560
Weighted Average Contract Price
 (per cwt.)                              $22.82                $22.31
Contract Amount                      $5,342,073           $28,432,463
Weighted Average Fair Value
 (per cwt.)                              $22.89                $22.39
Fair Value                           $5,358,091           $28,542,674

       The above information does not include either the Company's physical inventory or its fixed price purchase commitments for raw sugar.

       The Company's position in derivative financial instruments and other financial instruments has not changed materially since September 30, 1998, except the addition of interest rate swaps with notional amounts totaling $40 million at an average fixed rate of 7.55% maturing in 2003.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  The exhibits required to be filed with this report are listed below:

       Exhibit 27  Financial Data Schedule

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

       (b) During the three months ended March 31, 1999, the Company did not file a current report on Form 8-K. In May 1997, the Company filed a current report on Form 8-K dated May 3, 1999.

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IMPERIAL SUGAR COMPANY
                                      (Registrant)


Dated:  May 14, 1999               By:  /s/ Mary L. Burke
                                        -------------------
                                        Mary L. Burke
                                        Managing Director
                                        and Chief Financial Officer
                                        (Principal Financial Officer)