Form 10-Q
period 1999-06-30
IMPERIAL SUGAR CO /NEW/
filed 1999-08-12
CIK 831327

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

For the quarterly period ended June 30, 1999

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

                              Yes  X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1999.

                              33,520,350 shares.


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

PART I - FINANCIAL INFORMATION


                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              June 30, 1999
                                               (Unaudited)     September 30, 1998
                                              -------------    ------------------
                                                  (In Thousands of Dollars)
             ASSETS
CURRENT ASSETS:
 Cash and temporary investments                  $   10,997       $    2,877
 Marketable securities                               70,003           59,478
 Accounts receivable                                 49,638          139,870
 Inventories                                        285,751          204,929
 Deferred costs and prepaid expenses                 36,342           39,135
                                                 ----------       ----------

  Total current assets                              452,731          446,289

OTHER INVESTMENTS                                     5,071           20,872

PROPERTY, PLANT AND EQUIPMENT - net                 412,241          398,193

GOODWILL & OTHER INTANGIBLES - net                  397,208          279,410

OTHER ASSETS                                         32,159           35,036
                                                 ----------       ----------

   TOTAL                                         $1,299,410       $1,179,800
                                                 ==========       ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable -- trade                       $  144,695       $  106,041
 Short-term borrowings                               37,762            1,161
 Current maturities of long-term debt                13,479            7,555
 Other current liabilities                           48,853           71,303
                                                 ----------       ----------

  Total current liabilities                         244,789          186,060

LONG-TERM DEBT                                      546,813          525,893

DEFERRED INCOME TAXES, EMPLOYEE BENEFITS
 AND OTHER CREDITS                                  121,962          114,940

SHAREHOLDERS' EQUITY
 Common stock                                       309,760          268,804
 Stock held by benefit trust                        (12,493)         (14,367)
 Treasury stock                                      (3,326)          (1,452)
 Retained earnings                                   67,730           80,150
 Unrealized securities gains - net                   24,175           19,772
                                                 ----------       ----------

  Total shareholders' equity                        385,846          352,907
                                                 ----------       ----------

   TOTAL                                         $1,299,410       $1,179,800
                                                 ==========       ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                            Three Months Ended             Nine Months Ended
                                                                 June 30,                      June 30,
                                                        ---------------------------   ---------------------------
                                                            1999           1998           1999           1998
                                                        ------------   ------------   ------------   ------------
                                                           (In Thousands of Dollars, Except per Share Amounts)

NET SALES                                               $   499,977    $   456,087    $ 1,400,735    $ 1,305,921
                                                        -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of sales                                             443,875        407,336      1,263,492      1,186,907
  Selling, general and administrative                        19,026         15,627         52,983         49,835
  Depreciation and amortization                              14,017         11,489         39,077         33,910
  Asset impairment and other charges                              -              -              -         18,287
                                                        -----------    -----------    -----------    -----------

     Total                                                  476,918        434,452      1,355,552      1,288,939
                                                        -----------    -----------    -----------    -----------

OPERATING INCOME                                             23,059         21,635         45,183         16,982

INTEREST EXPENSE                                            (14,532)       (12,712)       (44,999)       (35,690)

REALIZED SECURITIES GAINS                                     2,379              2          4,671          2,181

LOSS ON INVESTMENT IN PARTNERSHIP                                 -              -        (16,706)             -

OTHER INCOME -- Net                                           1,306          1,066          2,120          3,824
                                                        -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES
  & MINORITY INTEREST                                        12,212          9,991         (9,731)       (12,703)

PROVISION (BENEFIT) FOR INCOME TAXES                          5,558          4,716           (191)        (2,385)

MINORITY INTEREST IN INCOME OF SAVANNAH                           -              -              -          1,766
                                                        -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       6,654          5,275         (9,540)       (12,084)

EXTRAORDINARY ITEM - NET OF TAX                                   -              -              -         (1,999)
                                                        -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                       $     6,654    $     5,275    $    (9,540)   $   (14,083)
                                                        ===========    ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Income (loss) before extraordinary item               $      0.21    $      0.20    $     (0.30)   $     (0.52)
                                                        ===========    ===========    ===========    ===========

  Net income (loss)                                     $      0.21    $      0.20    $     (0.30)   $     (0.61)
                                                        ===========    ===========    ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Income (loss) before extraordinary item               $      0.21    $      0.19    $     (0.30)   $     (0.52)
                                                        ===========    ===========    ===========    ===========

  Net income (loss)                                     $      0.21    $      0.19    $     (0.30)   $     (0.60)
                                                        ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                      32,190,208     27,043,121     31,548,191     23,206,716
                                                        ===========    ===========    ===========    ===========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Nine Months Ended
                                                                   June 30,
                                                            ----------------------
                                                                 1999         1998
                                                            ---------    ---------
                                                           (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net loss                                                  $  (9,540)   $ (14,083)
  Adjustments for non-cash and non-operating items:
   Loss on investment in partnership                           16,706            -
   Extraordinary item - net of tax                                  -        1,999
   Minority interest in income of Savannah                          -        1,766
   Impairment loss                                                  -       12,538
   Depreciation & amortization                                 39,077       33,910
   Other                                                       (4,097)         143

 Changes in operating assets and liabilities
    (excluding amounts acquired in the Savannah
    and Diamond Crystal acquisitions):
   Accounts receivable                                         99,439        1,753
   Inventories                                                (66,933)     (35,322)
   Deferred costs and prepaid expenses                          3,864       18,551
   Accounts payable - trade                                    31,654       38,719
   Other current liabilities                                  (43,378)     (24,584)
                                                            ---------    ---------
  Operating cash flow                                          66,792       35,390
                                                            ---------    ---------

INVESTMENT ACTIVITIES:
  Acquisition of Diamond Crystal, net of cash acquired       (111,442)           -
  Acquisition of Savannah, net of cash acquired                     -     (363,665)
  Capital expenditures                                        (16,665)     (30,774)
  Investment in marketable securities                         (13,409)     (10,604)
  Proceeds from sales of securities                            14,611       10,693
  Proceeds from the maturity of securities                      5,881          583
  Proceeds from sales of fixed assets                           2,184          477
  Other                                                         1,311        2,086
                                                            ---------    ---------
Investing cash flow                                          (117,529)    (391,204)
                                                            ---------    ---------

FINANCING ACTIVITIES:
  Short-term debt:
   CCC borrowings - advances                                   59,888       37,037
   CCC borrowings - repayments                                (22,448)     (31,530)
   Other - net                                                   (839)           -
  Revolving credit borrowings                                  86,985      (42,879)
  Long-term debt:
   Proceeds                                                         -      520,874
   Repayment                                                  (62,965)    (130,748)
  Dividends paid                                               (2,880)      (2,075)
  Issuance of stock and other                                   1,116        5,189
                                                            ---------    ---------
Financing cash flow                                            58,857      355,868
                                                            ---------    ---------

INCREASE IN CASH AND TEMPORARY INVESTMENTS                      8,120           54

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD             2,877        9,354
                                                            ---------    ---------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD               $  10,997    $   9,408
                                                            =========    =========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Nine Months Ended June 30, 1999
                                  (UNAUDITED)


                                       Shares of Common Stock                Common Stock
                                ----------------------------------  -------------------------------
                                              Held by                          Held by                          Unrealized
                                              Benefit    Treasury              Benefit    Treasury   Retained   Securities
                                  Issued       Trust       Stock     Issued     Trust       Stock    Earnings     Gains      Total
                                ----------  -----------  ---------  --------  ---------   ---------  ---------  ----------  -------
                                                                      (In Thousands of Dollars)

BALANCE SEPTEMBER 30, 1998      28,385,991  (1,199,053)  (121,197)  $268,804  $(14,367)   $(1,452)   $80,150      $19,772  $352,907
Net loss                                 -           -          -          -         -          -     (9,540)           -    (9,540)
Cash dividends                           -           -          -          -         -          -     (2,880)           -    (2,880)
Stock issued in Diamond
 Crystal  acquisition            5,006,770           -          -     40,054         -          -          -            -    40,054
Employee stock purchase plan &
 stock option exercises             83,493           -          -        571         -          -          -            -       571
Director compensation plan          39,776                               331                                                    331
Stock transferred from
 benefit trust                           -     156,403   (156,403)         -     1,874     (1,874)         -            -         -
Change in unrealized
 securities gains - net                  -           -          -          -         -          -          -        4,403     4,403
                                ----------  ----------   --------   --------  --------   --------   --------   ----------  --------

BALANCE JUNE 30, 1999           33,516,030  (1,042,650)  (277,600)  $309,760  $(12,493)   $(3,326)   $67,730      $24,175  $385,846
                                ==========  ==========   ========   ========  ========   ========   ========   ==========  ========

                See notes to consolidated financial statements.

                             IMPERIAL SUGAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998

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

  Accounting Pronouncements - As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires the reporting of comprehensive income and its components. Comprehensive income (loss) was:

                                        June 30,
                                     1999      1998
                                    -------   -------
            Three Months Ended       5,671     6,316
            Nine Months Ended       (5,137)   (8,705)

     The difference between comprehensive income and net income for each period was the change in unrealized securities gains, net of related income taxes.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standards No. 132, "Employers' Disclosure About Pensions and Other Post Retirement Benefits". These statements, which are effective for the Company's fiscal year ending

September 30, 1999, establish additional disclosure requirements but do not affect the measurement of results of operation. Additionally, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and will be effective for the fiscal year ending September 30, 2001. Management is evaluating what effect, if any, such statements will have on the Company's results of operation and/or required disclosures.

     Accounts Receivable Securitization - On June 30, 1999, the Company entered into a five-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Through a wholly-owned special purpose subsidiary, the Company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the Company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $110 million of undivided interests in accounts receivable through June, 2004. The Company records such transfers as sales of the related accounts receivable as it has surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

     At June 30, 1999, the Company had sold a $95 million undivided interest in its accounts receivable to the purchaser. The Company used these proceeds to pay down debt under its senior secured credit facilities. The Company's retained interest was $27 million; the fair value of the retained interest approximated its book value.

     Loss on Investment in Partnership - During the second quarter of fiscal 1999, the Company recorded charges totaling $16.7 million to write-off its investment in Pacific Northwest Sugar Company, a partnership in which a subsidiary of the Company was a 43% limited partner. In connection with the restructuring of the partnership's debt, the Company transferred its limited partnership interest to an affiliate of the general partner. An agreement dated April 26, 1999 terminated the Company's involvement with the project and includes mutual releases among the parties. As a result of the agreement, the general partner became the sole owner of the partnership, which constructed, owns and operates a beet sugar processing facility in Moses Lake, Washington. The facility experienced substantial operating losses in its first year of operation due principally to critical equipment failures, exacerbated by warmer than normal weather during the processing campaign. The Company's share of such losses totaled approximately $10.5 million and is included in the above mentioned charge.

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

          Diamond Crystal produces nutritional dry mixes, sauces, seasonings, drink mixes and desserts for distribution to the healthcare and food service industries. A preliminary allocation of the aggregate purchase price paid at closing, including $35.4 million of liabilities assumed, has been made to current assets ($33.3 million), plant, property and equipment ($29.1 million) and goodwill ($123.9 million). Liabilities assumed include $2.5 million for the estimated costs to close two Diamond Crystal production facilities, as well as cost related to the involuntary termination of certain administrative employees.

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

                                            Three Months Ended             Nine Months Ended
                                                 June 30,                      June 30,
                                        ---------------------------   ---------------------------
                                            1999           1998           1999           1998
                                        ------------   ------------   ------------   ------------
                                           (In Thousands of Dollars, Except Per Share Amounts)

Net Sales                               $   499,977    $   487,111    $ 1,411,819    $ 1,470,548
                                        -----------    -----------    -----------    -----------

Cost of Sales                               443,875        430,239      1,272,260      1,320,820
Selling, General and
   Administrative Expenses                   19,026         20,780         54,335         67,227
Asset Impairment and Other Charges                -              -              -         18,287
Depreciation and Amortization                14,017         12,798         39,510         38,998
                                        -----------    -----------    -----------    -----------

      Total                                 476,918        463,817      1,366,105      1,445,332
                                        -----------    -----------    -----------    -----------

Operating Income                             23,059         23,294         45,714         25,216
Interest Expense                            (14,532)       (14,632)       (45,702)       (44,425)
Securities Gains                              2,379              2          4,671          2,181
Loss on Investment in Partnership                 -              -        (16,706)             -
Other Income                                  1,306            928          2,120          4,020
                                        -----------    -----------    -----------    -----------

Income Before Income Taxes                   12,212          9,592         (9,903)       (13,008)
Provision for Income Taxes                    5,558          4,794            (13)        (1,217)
                                        -----------    -----------    -----------    -----------

Net Income (Loss)                       $     6,654    $     4,798    $    (9,890)   $   (11,791)
                                        ===========    ===========    ===========    ===========

Basic Earnings Per Share                $      0.21    $      0.15    $     (0.30)   $     (0.37)
                                        -----------    -----------    -----------    -----------

Diluted Earnings Per Share              $      0.21    $      0.15    $     (0.30)   $     (0.37)
                                        ===========    ===========    ===========    ===========

Weighted Average Shares
   Outstanding                           32,190,208     32,015,121     32,135,065     32,004,286
                                        ===========    ===========    ===========    ===========


          Goodwill acquired in these transactions is being amortized over 40 years.

          Earnings per Share - The following table presents information necessary to calculate basic and diluted earnings per share.

                                                    Three Months Ended            Nine Months Ended
                                                         June 30,                     June 30,
                                                 -------------------------   ---------------------------
                                                    1999          1998           1999           1998
                                                 -----------   -----------   ------------   ------------
                                                   (In Thousands of Dollars, Except per Share Amounts)

Earnings for basic and diluted computation:
  Income (loss) before extraordinary
    item                                         $     6,654   $     5,275   $    (9,540)   $   (12,084)
    Adjustments - None                                     -             -             -              -
                                                 -----------   -----------   -----------    -----------

  Adjusted income (loss) before
    extraordinary item                           $     6,654   $     5,275   $    (9,540)   $   (12,084)
                                                 ===========   ===========   ===========    ===========

  Net income (loss)                              $     6,654   $     5,275   $    (9,540)   $   (14,083)
    Adjustments - None                                     -             -             -              -
                                                 -----------   -----------   -----------    -----------

  Adjusted net income                            $     6,654   $     5,275   $    (9,540)   $   (14,083)
                                                 ===========   ===========   ===========    ===========

Basic earnings per share:
  Weighted average shares outstanding             32,190,208    27,043,121    31,548,191     23,206,716
                                                 ===========   ===========   ===========    ===========

  Income (loss) per share before
     extraordinary item                          $      0.21   $      0.20   $     (0.30)   $     (0.52)
                                                 ===========   ===========   ===========    ===========

  Net income (loss) per share                    $      0.21   $      0.20   $     (0.30)   $     (0.61)
                                                 ===========   ===========   ===========    ===========

Diluted earnings per share:
  Weighted average shares outstanding             32,190,208    27,043,121    31,548,191     23,206,716
  Incremental shares issuable from
    assumed exercise of stock options
    under the treasury stock method                      240        94,263         4,424        150,878
                                                 -----------   -----------   -----------    -----------

  Weighted average shares outstanding
    - as adjusted                                 32,190,448    27,137,384    31,552,615     23,357,594
                                                 ===========   ===========   ===========    ===========

  Income (loss) per share before
     extraordinary item                          $      0.21   $      0.19   $     (0.30)   $     (0.52)
                                                 ===========   ===========   ===========    ===========

  Net income (loss) per share                    $      0.21   $      0.19   $     (0.30)   $     (0.60)
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

                                        Three Months Ended       Nine Months Ended
                                             June 30,               June 30,
                                        -------------------   -----------------------
                                          1999       1998        1999         1998
                                        --------   --------   ----------   ----------
Income Statement Data
---------------------
Net Sales                               $435,009   $385,436   $1,208,920   $1,095,631
Operating income                          35,468     23,572       32,519       25,830
Net income (loss)                         11,313     13,630       11,718        9,439

                                                           June 30,
                                                             1999
                                                           --------
Balance Sheet Data
------------------
Current assets                                             $372,252
Property, plant and equipment, net                          356,633
Goodwill - net                                              397,208
Current liabilities                                         243,991
Long-term debt, net                                          25,150


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company completed the first step of the Savannah acquisition on October 17, 1997 and completed the Diamond Crystal acquisition on November 2, 1998. Accordingly, the results of operations reported for the nine months ended June 30, 1998 do not include Savannah operations for the first 16 days of the period and do not include Diamond Crystal for any part of the period. Savannah operations are included for the entire nine months ended June 30, 1999, while Diamond Crystal's results are included for eight of the nine months. The pro forma financial information included in the Notes to Consolidated Financial Statements present the combined results of the companies as if the acquisitions and related financing transactions had occurred as of September 30, 1997.

Liquidity and Capital Resources
-------------------------------

          The Company's primary capital requirements are expected to include debt service, capital expenditures and working capital. The primary sources of capital are expected to be cash flow from operations, borrowings under the revolving credit portion of the Company's bank credit facility and sales of receivables under the revolving receivable purchase facility.

          The Company's bank credit facility includes a $157 million revolving credit facility (available through December 2002) and term loans initially aggregating $255 million. At June 30, 1999, the Company had $6 million available under the revolving credit facility. Interest on the facilities is at floating rates (either a base rate plus a margin of from 0.25% to 2% or a Eurodollar rate plus a margin of from 1.25% to 3%). The Company has entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on $231 million under the bank credit facility at a weighted average annual rate of 8.54% as of June 30, 1999. The Company will be required to make prepayments under the facilities, with certain exceptions, equal to 100% of the net proceeds from certain indebtedness, the sale of equity securities and the disposition of assets, including proceeds from the sale of stock of any subsidiaries, plus 75% of excess cash flow. The facility is secured by substantially all of the assets of the Company and its subsidiaries.

     On June 30, 1999, the Company entered into a five-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper.
The agreement establishes a five-year, $110 million revolving receivable purchase facility, which allows the Company to sell receivables on a non-recourse basis. At June 30, 1999, the Company sold $95 million of accounts receivable. The proceeds were used to repay $52 million of term loans and $43 million outstanding under the revolving credit facility. The bank credit facility was amended to reduce the revolving credit facility's commitment amount to $157 million.

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

       The Company's capital expenditures for fiscal 1999 are expected to be approximately $30 million, including additional packaging and production efficiency upgrades, as well as continuation of the Company's computer system initiatives.

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

Year 2000 Issues
----------------

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

       The Company estimates that its infrastructure project is 95% complete, including remediation of the mainframe and mid-range computers in the Company's Savannah, Georgia and Sugar Land, Texas offices, and installation of the client-server computers for the PeopleSoft implementation. The remaining infrastructure effort is to install previously tested hardware.

       The Company's plan for Y2K compliance of application software is substantially complete. Such plan included remediation of certain systems and replacement of others. Remediation of application software processed in Savannah, Georgia was completed in fiscal 1998. Remediation of systems processed in Sugar Land, Texas has been completed during fiscal 1999. The initial phase of replacement with PeopleSoft applications of non-Y2K compliant applications was implemented in fiscal 1998 and the replacement of remaining non-compliant systems, principally human resource applications, was completed in June 1999.

       Management at each of the Company's production facilities is reviewing and assessing the year 2000 impacts on hardware and software, including embedded computer chips, utilized for manufacturing process control. The Company believes that it has substantially completed identification of, and expects to complete remediation by September 30, 1999 of, manufacturing control technology which may materially affect its manufacturing operations.

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

       Costs to modify existing application systems was approximately $1 million, approximately half of which was incurred over a two year period. New hardware and software purchases are estimated to total $5.5 million over a two year period, including $3.5 million which was capitalized in fiscal 1998. No material costs were incurred on these projects prior to fiscal 1998.

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

Results of Operations
---------------------

     The increase in pro forma net sales for the three month period ended June 30, 1999 compared to 1998 resulted from higher industrial sugar sales prices, which were partially offset by slight decreases in refined sugar volumes and lower prices on consumer private label products. The decrease in pro forma net sales for the nine month period ended June 30, 1999 compared to 1998 resulted from lower volumes of refined sugar sales and lower consumer private label prices, which were partially offset by higher industrial sugar sales prices.
Pro forma gross margin as a percent of sales declined slightly from 11.7% to 11.2% for the quarter primarily due to the Food Service divisions competitive pricing pressures and the significant decline in byproduct sales prices due to competitive feed grain prices. The decline was partially offset by the decrease in raw cane sugar unit costs. Pro forma gross margin as a percent of sales declined from 10.2% to 9.9% for the nine months primarily due to higher costs at the Company's Montana and Michigan factories resulting from lower sugar content in sugarbeets harvested, and warmer temperatures during sugarbeet storage which adversely affected sugar recovery in the first half of the current year.

     Pro forma sales by the Company's Food Service division were $312.1 million for the nine months and $106.8 million for the three months ended June 30, 1999, increases of $14.9 million and $9.5 million from the same periods of the prior year. Food Service gross margin was $40 million for the nine months and $12.7 million for the three months of the current year, down by $2.3 million and $.3 million respectively, due principally to product mix and lower prices due to competitive pricing.

       Historically, over three-quarters of the Company's industrial sales are made under forward sales contracts, most of which commence October 1 and extend for up to a year, resulting in a lagging effect of market price changes on the Company's sugar sales. To mitigate its exposure to future price changes, the Company purchases raw cane sugar under forward purchase contracts at fixed prices and use futures contracts and other pricing techniques to fix the price for part of the sugar purchased. Additionally, the Company manages the volume of refined sugar sales contracted for future delivery relative to the volume of raw sugar priced for future purchases. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales and, in some cases, byproducts, between the Company and the grower. Use of this type of contract reduces the Company's exposure to price risk on sugarbeet purchases by causing the price paid for sugarbeets to vary with the price received for refined sugar, so long as the contract net selling price does not fall below the regional minimum support prices established by the USDA. Consequently, the increase in industrial unit selling price of refined beet sugar resulted in increases in the unit cost of sugarbeets purchased, mitigating the impact on beet sugar sales margins.

       Pro forma selling, general and administrative costs were $1.8 million lower for the three months and $12.9 million lower for the nine months ended June 30, 1999 compared to the same periods of the prior year, due to cost savings in general and administrative expenses as well as reductions in volume related selling costs. Following the Savannah acquisition the Company undertook significant cost savings initiatives and reorganized its administrative functions to remove duplication and streamline such functions.

       Interest expense for the three and nine months ended June 30, 1999 was higher than the comparable period of the prior year primarily as a result of higher borrowings to finance the Diamond Crystal acquisition.

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

                                          Expected Maturity   Expected Maturity
                                             Fiscal 1999         Fiscal 2000
                                          -----------------   -----------------
  Futures Contract (long positions):
  Contract Volumes (cwt.)                           725,760           3,092,320
  Weighted Average Contract Price
     (per cwt.)                                 $     22.54         $     22.28
  Contract Amount                               $16,357,796         $68,893,417
  Weighted Average Fair Value
     (per cwt.)                                 $     22.47         $     22.25
  Fair Value                                    $16,307,827         $68,796,605

  The above information does not include either the Company's physical inventory or its fixed price purchase commitments for raw sugar.

  The Company's position in derivative financial instruments and other financial instruments has not changed materially since September 30, 1998, except for the addition of interest rate swaps with notional amounts totaling $55.7 million, maturing in various amounts through 2003.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) The exhibits required to be filed with this report are listed below:

      Exhibit 4.1 First Amendment to the Company's Amended and Restated Credit Agreement dated March 31, 1998.

      Exhibit 4.2 Second Amendment to the Company's Amended and Restated Credit Agreement dated September 28, 1998.

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

  (b) During the three months ended June 30, 1999, the Company filed a current report on Form 8-K dated May 3, 1999. A report on Form 8-K was filed on July 16, 1999 in connection with the Receivables Purchase Agreement.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             IMPERIAL SUGAR COMPANY
                                                  (Registrant)


Dated:  August 10, 1999                      By:  /s/ Mary L. Burke
                                                  -------------------
                                                  Mary L. Burke
                                                  Managing Director
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)