Form 10-K405
period 1999-09-30
IMPERIAL SUGAR CO /NEW/
filed 1999-12-14
CIK 831327

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

For the fiscal year ended September 30, 1999     Commission File Number 1-10307

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

  Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $89 million, based upon the last reported sales price of the registrant's Common Stock on the American Stock Exchange on December 3, 1999 and (solely for this purpose) treating all directors, executive officers and 10% shareholders of the registrant as affiliates.

  The number of shares outstanding of each of the registrant's Common Stock, as of December 3, 1999, was 32,210,643.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the registrant's definitive Proxy Statement relating to the registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      Part I
 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   10
 Item 3.  Legal Proceedings.............................................   10
 Item 4.  Submission of Matters to a Vote of Security Holders...........   10
          Executive Officers of the Registrant..........................   11

                                      Part II
 Item 5.  Market for the Registrant's Common Equity and Related
           Shareholder Matters..........................................   13
 Item 6.  Selected Financial Data.......................................   13
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   14
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   21
 Item 8.  Financial Statements and Supplementary Data...................   22
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   23

                                     Part III
 Item 10. Directors and Executive Officers of the Registrant............   23
 Item 11. Executive Compensation........................................   23
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   23
 Item 13. Certain Relationships and Related Transactions................   23

                                      Part IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................   24

                               ----------------

  The statements regarding future market prices, operating results and Year 2000 readiness and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the ability of the Company to realize cost savings from acquisitions, the ability of the Company and third party vendors and customers to successfully remediate Year 2000 computer issues, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                                    PART I

ITEM 1. Business

  In the past two years, Imperial Sugar Company ("Imperial") has made a number of strategic acquisitions. In December 1997, Imperial completed its two-step acquisition of Savannah Foods & Industries, Inc. ("Savannah Foods"), a Georgia-based processor and marketer of sugar and related products. In September 1998, Imperial acquired Wholesome Foods L.L.C ("Wholesome Foods"), a leading supplier of organic sweeteners. In November 1998, Imperial acquired Diamond Crystal Specialty Foods, Inc. ("Diamond Crystal"), a leading distributor of nutritional dry mixes, sauces, seasonings, drink mixes and desserts for the foodservice industry. As used herein, the terms "Imperial" and the "Company" refer to Imperial Sugar Company and its subsidiaries, including Savannah Foods, Wholesome Foods and Diamond Crystal. The Company operates in two domestic business segments--the sugar segment, which produces and sells refined sugar and related products, and the foodservice segment, which sells and distributes numerous products to foodservice customers. The segment information in Note 11 to the Company's Consolidated Financial Statements is incorporated herein by reference.

The Company

  The Company is the largest, most geographically diverse and most balanced processor and marketer of refined sugar in the United States. The Company refines raw cane sugar at four refineries located in Texas, Georgia, Florida and Louisiana and produces beet sugar at 11 beet sugar factories located in California, Wyoming, Montana and Michigan. For the year ended September 30, 1999, the Company sold approximately 58 million hundredweight of refined sugar. The foodservice segment currently operates seven facilities in California, Georgia, Indiana, Iowa, Massachusetts and Ohio.

  The Company offers a broad product line and sells to a wide range of customers directly and through wholesalers and distributors. Sugar segment customers include retail grocers and industrial customers, principally food manufacturers. Foodservice segment customers include restaurants, healthcare institutions, geriatric centers, schools and other institutions. The Company's sugar products include granulated, powdered, liquid and brown sugars sold in a variety of packaging options (one pound boxes to 100-pound bags, individual packets and in bulk) under various brands (Imperial(R), Holly(R), Spreckels(R), Dixie Crystals(R), Pioneer(R) and Wholesome Sweeteners(TM)) or private labels. In addition, the Company produces selected specialty sugar products, including Savannah Gold(TM) (a premium-priced, free-flowing brown sugar), Imbrocon(TM) (a liquid flavoring), Sucanat(TM) (sugar milled from organically grown sugarcane) and specialty sugars used in confections and icings. The foodservice segment sells sugar in packages from 50-pound bags to individual packets to foodservice customers, along with complementary non-sugar products, including salt, pepper and other seasonings, non-nutritive sweeteners, non-dairy creamers, nutritional dry mixes, sauces, drink mixes, desserts, plastic cutlery and packets of plastic cutlery with seasonings and other items.

  Imperial was incorporated in 1924 as Imperial Sugar Company and is the successor to a cane sugar plantation and milling operation begun in Sugar Land in the early 1800s that began producing granulated sugar in 1843. In 1988, the Company purchased Holly Sugar Corporation ("Holly") and changed its name to Imperial Holly Corporation. In April 1996, the Company acquired Spreckels Sugar Company ("Spreckels"). The Company completed its acquisition of Savannah Foods in December 1997 and completed its acquisitions of Wholesome Foods and Diamond Crystal in September and November 1998, respectively. In January 1999, the Company changed its name from Imperial Holly Corporation to Imperial Sugar Company.

  The future results of the Company depend in part on the ability of management to continue to consolidate operations and to integrate departments, systems and procedures, and this integration may require substantial attention of management. Any inability of the Company to integrate its operations with those of the recently acquired companies in a timely and efficient manner would adversely affect the Company's ability to realize the planned benefits of the acquisitions, including potential synergies and cost savings.

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

  Cane sugar refineries like those operated by the Company purify raw sugar to produce refined sugar. Operating results of cane sugar refineries are driven primarily by the spread between raw sugar and refined sugar prices. See "--Sugar Legislation and Other Market Factors".

  Beet Sugar Production Process. Sugar beets can flourish wherever a five-month growing season is possible. In the United States, sugar beets are grown in California, Colorado, Idaho, Michigan, Minnesota, Montana, Nebraska, North Dakota, Ohio, Oregon, South Dakota, Washington and Wyoming. Harvest periods depend on the growing area, but are generally in the early fall, except in California, where spring and summer harvests occur.

  Sugar beets are highly perishable and must be processed into refined sugar quickly after harvest to avoid deterioration. Beets may be stored in piles awaiting processing where temperatures are sufficiently cool. Sugar beets are converted to refined sugar through a single continuous process at beet sugar factories. Beet sugar factories are located near the areas in which beets are grown in order to reduce freight costs and the risk of deterioration. The Company's staggered harvest seasons with respect to the sugar beet acreage supplying the Company's 11 sugar beet production facilities allows it to produce beet sugar year round even though the production campaign at any single facility generally lasts no more than 180 days. Operating results are driven primarily by the quantity and quality of sugar beets dedicated to the factory and the net sales prices received for the refined beet sugar. The beet processor shares a portion of the net sales price with growers through various participation or recovery contracts or cooperative arrangements. See "--Raw Materials and Processing Requirements--Sugar Beet Purchases".

  Government Regulation. Federal government programs have existed to support the price of domestic crops of sugar beets and sugarcane almost continually since 1934. The regulatory framework that currently affects the domestic sugar industry includes the Federal Agricultural Improvement and Reform Act of 1996 (the "Farm Bill"), which provides for loans on sugar inventories to first processors (i.e., raw sugar mills and beet processors) and implements a tariff rate quota which limits the amount of raw and refined sugar that can be imported into the United States. The North American Free Trade Agreement ("NAFTA"), which was adopted in 1994 and limits the amount of sugar that can be imported to and exported from Mexico, has to date had a lesser impact on the United States sugar market. See "-- Sugar Legislation and Other Market Factors."

  For the crop years ended September 1997 through 1999, the USDA implemented a program of increasing the tariff rate quota in known quantities at three known dates based on the level of the projected ending stocks-to-use ratio (the projected ratio of available sugar inventories to annual consumption). There was previously no target for the ending stocks-to-use ratio, and the USDA could increase or decrease the quota at will. The Company believes that this administration of the tariff rate quota for foreign sugar has caused the market to be less volatile by indicating in advance the likely changes in the quota, thus giving guidance to the market. Effective October 1999, the USDA has modified this approach. See "-- Sugar Legislation and Other Market Factors."

  Domestic Demand. Domestic demand for refined sugar has increased each year since 1986, and the average rate of growth over the five-year period ended September 1999 was 1.6%. The trend in the food manufacturing industry toward production of "low fat" products has increased industrial demand for sugar, as food manufacturers have added sugar to enhance flavor and texture as fat is removed.

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

Products and Sales

  Sugar Segment. The principal product line in the sugar segment is refined sugar, which accounted for approximately 75% of the Company's consolidated net sales for the year ended September 30, 1999. The Company has a relatively well-balanced combination of cane and beet sugar sales, with cane sugar constituting approximately 60% and beet sugar constituting 40% of the Company's refined sugar sales for the year ended September 30, 1999. Through Wholesome Foods, now doing business as Wholesome Sweeteners, the Company also sells sugar produced from organically grown sugarcane. The Company markets its sugar products to retail grocery and industrial customers by direct sales and through brokers or wholesalers. For the year ended September 30, 1999, the Company's sales of refined sugar products to retail grocery accounted for approximately 30% of sugar segment sales and sales to industrial customers accounted for 65%.

  Grocery Sales. The Company produces and sells granulated white, brown and powdered sugar to grocery customers in packages ranging from one-pound boxes to 25-pound bags. Retail packages are marketed under the trade names Imperial(R), Dixie Crystals(R), Holly(R), Spreckels(R), Pioneer(R) and Wholesome Sweeteners(TM), and are also sold under retailers' private labels. Private label packaged sugar, which represents a significant percentage of the Company's grocery sales, is generally sold at prices lower than those received for branded sugar. The Company seeks to capitalize on its well-known brands to seek to increase sales of higher-margin branded products as a percentage of total grocery sales.

  Industrial Sales. The Company produces and sells refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers principally purchase sugar for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. Historically, the majority of the Company's industrial sales are made to customers under fixed price, forward sales contracts with terms of one year or less. Industrial sales generally provide lower margins than grocery sales.

  Specialty Product Sales. The Company produces and sells specialty sugar products to grocery and industrial customers. Specialty sugar products include Savannah Gold(TM), a premium-priced free flowing brown sugar marketed primarily to industrial customers; Imbrocon(TM), a liquid flavoring also marketed to industrial customers; edible molasses; syrups; Sucanat(TM), sugar produced from organically grown sugarcane; and specialty sugars used in confections, fondants and icings. The Company also markets artificial sweeteners including Sweet Thing(R), a saccharin-based sweetener, and Sweet Thing II(R), an aspartame-based sweetener.

  Foodservice Segment. The Company's foodservice segment sells numerous products to foodservice customers, including healthcare institutions, ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer and plastic cutlery, nutritional dry mixes, sauces, seasonings, drink mixes, desserts and diet kits(R) (packets of plastic cutlery with seasonings and other items). During the year ended September 30, 1999, sugar products sold in the foodservice segment accounted for 13% of consolidated sales. The Company believes that the foodservice sector is one of the most rapidly growing segments of the domestic food industry. The Company believes its Savannah Foods and Diamond Crystal acquisitions have positioned the Company to participate in this growing sector.

  Sales and Marketing. The Company's products in both the sugar and foodservice segments are sold directly by the Company's sales force and through independent brokers. The Company maintains sales offices at its offices in Sugar Land, Texas and Savannah, Georgia and at regional locations across the United States. The Company considers its marketing and promotional activities important to its overall sales effort. The Company advertises its brand names in both print and broadcast media and distributes various promotional materials, including discount coupons and compilations of recipes. No customer accounted for 10% or more of the Company's sales for the year ended September 30, 1999.

  Seasonality. Sales of refined sugar are moderately seasonal, normally increasing during the summer months because of increased demand of various food manufacturers, including fruit and vegetable packers; shipments of specialty products (brown and powdered sugar) increase in the fourth calendar quarter due to holiday baking needs. Although the refining of cane sugar is not seasonal, the production of beet sugar is a seasonal activity. Each of the Company's beet sugar factories operates during sugar-making campaigns, which generally total 120 days to 180 days in length each year, depending upon the supply of sugar beets available to the factory. Because of the geographical diversity of its manufacturing facilities, the Company is generally able to produce beet sugar year-round. While the seasonal production of sugar beets requires the Company to store significant refined sugar inventory at each factory, the geographic diversity and staggered periods of production enable the Company's total investment in inventories to be reduced. Additionally, these factors reduce the likelihood that adverse weather conditions will affect all the Company's productive areas simultaneously and aid in distribution. Sales of the Company's foodservice products are not significantly seasonal.

  By-Products. The Company's sugar segment sells by-products from its beet sugar processing as livestock feeds to dairymen, livestock feeders and livestock feed processors. Such by-products include beet pulp and molasses. The major portion of the beet pulp and molasses produced from sugar beet operations is sold during and shortly after the sugar-making campaigns. By-products from beet sugar processing are marketed in the United States, Europe and Japan. Both the domestic and export markets are highly competitive because of the availability and pricing of by-products of other sugar beet processors and corn wet millers, as well as other livestock feeds and grains. The market price of the Company's by-products relative to the price of competitive feeds and grains is the principal competitive determinant. Among other factors, the weather and seasonal abundance of such feeds and grains may affect the market price of by-products.

  Beet Seed. The Company develops, produces and markets commercial seed to beet growers under contract to the Company as well as growers under contract to grow for other beet sugar processors. The Company does not authorize its growers to utilize genetically modified seed in their production program. The Company's beet seed sales program is conducted primarily in Sheridan, Wyoming and Tracy, California. The Company is also active in sugar beet disease control, as sugar beet growing areas have varying levels of diseases that affect sugar beet quality and quantity as well as the cost of processing. The Company has a sugar beet plant pathology disease control research laboratory in Tracy, California that develops and implements disease control strategies for all of the Company's sugar beet growing areas.

  The Company has an agreement with ADVANTA SEEDS, a partnership of D. J. van der Have B.V. and Societe Europeenne de Semences, N.V., S.A. ("ADVANTA"), granting ADVANTA access to the Company's proprietary beet seed breeding material for varietal seed development in exchange for the exclusive marketing rights to ADVANTA's beet seed in certain markets in the United States, Canada and Mexico.

  Inulin. The Company and Cooperatie Cosun U.A., a Netherlands sugar processor ("Cosun"), own Imperial-Sensus LLC ("IS"), a 50-50 joint venture formed in 1995 to introduce and market inulin in North America. Inulin is a natural carbohydrate extracted from the chicory plant, with multifunctional properties with potential both as a nutritional additive and as a functional food ingredient. Inulin is extracted from chicory roots by a process similar to sugar extraction from sugar beets. IS has the exclusive right to market in Canada, Mexico and the United States inulin and inulin-based products produced by Cosun. The Company has also entered into various agreements to provide certain marketing and administrative services to the joint venture.

Manufacturing Facilities

  The Company owns and operates four cane sugar refineries and 11 sugar beet factories. Each facility is served by adequate transportation and is maintained in good operating condition. The facilities operate continuously when in operation. The following table shows the location and capacity of each of the Company's refineries and processing plants:

                                                             Approximate Daily
                                                             Melting Capacity
    Cane Sugar Refineries                                  (Pounds of Raw Sugar)
    ---------------------                                  ---------------------
    Port Wentworth, Georgia...............................       6,300,000
    Gramercy, Louisiana...................................       4,200,000
    Sugar Land, Texas.....................................       4,000,000
    Clewiston, Florida....................................       1,700,000
                                                                ----------
        Total.............................................      16,200,000
                                                                ==========

                                                             Approximate Daily
                                                             Slicing Capacity
    Beet Sugar Factories                                   (Tons of Sugar Beets)
    --------------------                                   ---------------------
    Brawley, California..................................          9,000
    Mendota, California..................................          4,200
    Tracy, California....................................          5,000
    Woodland, California.................................          4,000
    Caro, Michigan.......................................          4,000
    Carrollton, Michigan.................................          3,400
    Sebewaing, Michigan..................................          6,000
    Croswell, Michigan...................................          4,000
    Sidney, Montana......................................          7,000
    Torrington, Wyoming..................................          5,700
    Worland, Wyoming.....................................          3,600
                                                                  ------
        Total............................................         55,900
                                                                  ======

  In 1998, the Company ceased sugar beet processing at its factory in Hereford, Texas. The Company continues to operate an ion exclusion facility at the factory to separate refined sugar from molasses, and also uses the facility as a distribution center.

  A partnership in which the Company owned a 43% limited partnership interest built a new beet sugar factory in Moses Lake, Washington, that was commissioned in September 1998. In April 1999, the Company transferred its partnership interest to its partner which operates and now owns 100% of the facility. See Note 13 to the Company's Consolidated Financial Statements.

  The following table shows the location and approximate square footage of the Company's foodservice manufacturing facilities, each of which is owned by the
Company:

                                                                         Square
    Foodservice Manufacturing Facilities                                  Feet
    ------------------------------------                                 -------
    Savannah, Georgia................................................... 314,500
    Bondurant and Mitchellville, Iowa................................... 152,513
    Bremen, Georgia..................................................... 132,400
    Perrysburg, Ohio.................................................... 131,000
    Moore, Oklahoma *................................................... 106,769
    Visalia, California................................................. 101,500
    Wilmington, Massachusetts...........................................  76,540
    Indianapolis, Indiana...............................................  63,240

--------
* Facility ceased manufacturing operations in October 1999 and was sold in December 1999.

Raw Materials and Processing Requirements

  Raw Cane Sugar. The Company purchases raw cane sugar from both domestic and foreign sources of supply located in Louisiana, Florida and various foreign countries. The availability of foreign raw cane sugar is determined by the import quota level designated by applicable regulation. See "-- Industry Overview" and "--Sugar Legislation and Other Market Factors". The Company has not experienced difficulties in the past in contracting sufficient quantities of raw cane sugar to supply its refineries.

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

  The Company contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from that purchase. Historically, the majority of the Company's industrial sales are under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, the Company manages the volume of refined sugar sales contracted for future delivery with the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using other techniques to fix the price for a portion of sugar purchased. The Company uses the raw sugar futures market as a hedging and purchasing mechanism, as management deems appropriate.

  U.S. Sugar, which supplies approximately 14% of the Company's supply of raw cane sugar, has notified the Company that it intends to terminate its supply contract with the Company effective October 31, 2001. In addition, U.S. Sugar has completed construction of a refinery in Florida. See "Industry Overview -- Domestic Supply". The Company expects that adequate supplies of raw cane sugar from other sources will be available upon the expiration of this contract. Because the contract provides for market-based pricing, the Company expects that the expiration of the contract will not significantly affect its cost of raw sugar. However, no assurance can be given that such supplies will be available or that the Company's cost of raw sugar will not be affected.

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

  Sugar Beet Purchases. The Company purchases sugar beets from over 2,700 independent growers, which supply the Company's factories with approximately 330,000 acres of beets. The sugar beets are purchased under contracts negotiated with associations representing growers. The Company contracts for acreage prior to the planting season based on estimated demand, marketing strategy, processing capacity and historical crop yields. The type of contract used in the western United States provides for payments to the grower based on the sugar content of the sugar beets delivered by each grower and the net selling price of refined beet sugar during the specified contract year. The type of contract used in Michigan provides for growers to share in the revenues generated by sales of pulp and molasses, as well as sales of refined sugar. Most grower contracts provide for a premium to the growers for delivering beets of superior quality. The net selling price is the gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization costs for certain facilities used in connection with marketing. Use of this type of participating contract reduces the Company's exposure to price risks on its refined sugar inventory by causing the price the Company pays on its sugar beet purchases to vary with the price received for raw sugar.

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

  Once harvested, sugar beets are purchased by the Company and, in some locations, stored in piles until processed. Under the contracts used in Michigan and the Rocky Mountains, the beet growers continue to share the risk of deterioration of the stored sugar beets with the Company. However, the Company contractually accepts about one-half of the risk with respect to stored sugar beets in these areas and all of the risk in other areas. The Company believes that the geographic diversity of its growing areas reduces the risk that adverse conditions will occur company-wide; however, there can be no assurance that the Company's results of operations will not be adversely affected by such risks.

  Energy. The primary fuel used by the Company is natural gas, although certain of the Company's factories use significant amounts of coal. The Company generates a substantial portion of the electricity used at its refineries and factories. The Company can use fuel oil at certain locations both as an alternative energy source when the price is more attractive and as a backup to natural gas in the event of curtailment of gas deliveries. Natural gas and coal supplies are typically purchased under contracts for terms of one year or more, which do not contain minimum quantity requirements.

  Pricing of natural gas contracts is generally fixed for the term or indexed to a spot market index. The Company has also utilized financial tools such as swaps and caps to stabilize the price for gas purchases under indexed contracts. Coal is available in abundant supply domestically, and the Company is able to purchase coal competitively.

  The Company owns a royalty interest in a coal seam methane gas project in the Black Warrior Basin of Alabama as an additional indirect hedge against future natural gas price increases. Gas royalties received during fiscal 1999 were approximately $200,000.

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

Competition

  The Company's sugar segment competes with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners. The Company's foodservice segment competes with other foodservice suppliers. Selling price and the ability to supply the buyer's quality and quantity requirements in a timely fashion are important competitive factors. Certain competing beet sugar processors have expanded their production capacity significantly over the past five years. The additional sugar marketed as a result of this expansion has acted to reduce refined sugar prices at times during this period. To a lesser extent, refined sugar also competes with non-nutritive or low-calorie sweeteners, principally aspartame and, to lesser extents, saccharin and acesulfam-k.

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

  CCC Loans. Pursuant to the Farm Bill, the Commodity Credit Corporation ("CCC") is obligated annually to make loans available to domestic first processors of sugar on existing sugar inventories from the current crop year production. CCC loans under the Farm Bill are recourse loans unless the tariff rate quota for imported sugar is set at a level in excess of 1.5 million short tons raw value ("STRV"). If the tariff rate quota exceeds 1.5 million STRV, CCC loans will become non-recourse and processors will be obligated to pay participating growers a predetermined minimum support price. CCC loans mature September 30 of each year and in no event more than nine months after the month in which the loan was made. Under the Farm Bill, processors may forfeit sugar that secures CCC loans to the USDA in lieu of repaying the loans; if the tariff rate quota is below 1.5 million STRV and the value of the sugar forfeited as collateral for the loan is inadequate to cover the loan amount, the USDA may proceed against the processor to recover the difference between the loan amount and the proceeds from the sale of the forfeited sugar. Additionally, under the rules governing the CCC loans, a processor will be required to pay a penalty of approximately one cent per pound for each pound of sugar forfeited.

  Tariff Rate Quota. Under the Farm Bill, the USDA utilizes the import quota and the forfeiture penalty to affect sugar price supports and prevent forfeitures under the CCC loan program. The USDA annually implements a tariff rate quota for foreign sugar, which has the effect of limiting the total available supply of sugar in the United States. The tariff rate quota controls the supply of raw sugar by setting a punitive tariff on all sugar imported for domestic consumption that exceeds the determined permitted imported quantity and is designed to make the importation of the over-quota sugar uneconomical. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar. The tariff rate quota for sugar to be allowed entry into the United States during the year ended September 30, 1999 was 1.28 million STRV; for the year ending September 30, 2000 the tariff rate quota is 1.50 million STRV. The USDA currently determines the quota by targeting an ending stocks-to-use ratio. A portion of the quota will be made available immediately with other allocations available over time depending on domestic production of raw cane sugar and refined beet sugar. In November 1999, the USDA announced the raw sugar tariff rate quota at 1.50 million STRV, making 1.25 million STRV (the statutory minimum) immediately available while holding 250,000 STRV in reserve. This full quota should ensure that sugar producers receive nonrecourse loans. This reserve amount will not be automatically allocated by tranche as in prior years, and the impact of this approach is currently difficult to estimate.

  NAFTA. NAFTA contains provisions that allow for Mexico to increase its sugar exports to the United States if Mexico is projected to produce a net surplus of sugar. The terms of NAFTA restrict Mexico's exports, which may be in the form of raw or refined sugar, to the United States to no more than 25,000 STRV annually until the year 2000. Mexico's exports to the United States will be further increased in the event Mexico produces a sugar surplus for two consecutive years prior to the year 2000 or at any time thereafter. The Company's management believes that increased importation of raw cane sugar from Mexico could benefit the Company because the proximity of its Sugar Land, Texas refinery to Mexico could allow the Company to import raw cane sugar more economically than its competition. However, if imports are in the form of refined cane sugar, the domestic refined sugar market may be adversely affected.

Employees

  At November 1, 1999, the Company employed approximately 3,800 year-round employees. In addition, the Company employed approximately 4,000 seasonal employees over the course of the year ended September 30, 1999. While the Company's Port Wentworth, Georgia and Clewiston, Florida refineries employ non-union labor, the Company has entered into collective bargaining agreements with union representatives with respect to the employees at the Company's other sugar segment plants. The Company's Indianapolis, Indiana and Perrysburg, Ohio foodservice facilities operate under collective bargaining agreements, while the remainder of its foodservice facilities employ non-union labor. The Company believes its employee and union relationships are good.

Environmental Regulation

  The Company's operations are governed by various federal, state and local environmental regulations. These regulations impose effluent and emission limitations, and requirements regarding management of water resources, air resources, toxic substances, solid waste and emergency planning. The Company has obtained or is making application for the permits required under these regulations. The Company has filed Title V applications as required in California, Wyoming, Montana, Michigan, Texas, Georgia and Florida.

  Wastewater odor control is being addressed at the Company's facilities in Tracy and Woodland, California. The soil and ground water at the Company's Mendota, California facility have high concentrations of salts. The Company has developed a prevention plan to install a clay cap on the areas of concern and to treat the affected ground water. This plan will be accomplished over a 20 to 30-year period with an expected annual cost ranging from $40,000 to $120,000. The Company has recorded a liability for the estimated costs of this project. The Company's Torrington, Wyoming facility has made significant operational modifications in order to meet more restrictive state solid waste and groundwater regulations.

  In November 1998, the Company, through its Diamond Crystal subsidiary, received a Request for Information Pursuant to Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and Section 3007 of Resource Conservation and Recovery Act ("RCRA") relative to the Beede Waste Oil Site in Plainstow, New Hampshire. Responses to the information request were last filed in March 1999. The Company's review has not identified any connection between Diamond Crystal and the transporters identified for this site. No further requests for information have been received.

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

ITEM 2. Properties

  The Company owns each of its cane sugar refineries, sugar beet processing plants and foodservice manufacturing facilities. The Company owns its corporate headquarters in Sugar Land, Texas and leases other office space and contracts for throughput and storage at warehouses and distribution stations. The Company owns additional acreage at its factories and refineries which is used primarily for settling ponds and as buffers from nearby communities or is leased as farm and pasture land. Substantially all of these assets are subject to liens securing the Company's bank debt. See "Business--Manufacturing Facilities" and "Business--Other Raw Materials".

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

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders during the quarter ended September 30, 1999.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive officers of Imperial are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of Imperial:

          Name           Age* Positions
          ----           ---- ---------
James C. Kempner........  60  President and Chief Executive Officer
Douglas W. Ehrenkranz...  42  Executive Vice President
William F. Schwer.......  52  Executive Vice President and General Counsel
Roger W. Hill...........  60  Managing Director; President and CEO of Holly Sugar
Benjamin A. Oxnard,
 Jr. ...................  64  Managing Director; President and CEO of Savannah Foods
Peter C. Carrothers.....  60  Managing Director
Mark Q. Huggins.........  50  Managing Director and Chief Financial Officer
James M. Kelley.........  55  Managing Director
John A. Richmond........  53  Managing Director
David Roche.............  52  Managing Director
W.J. "Duffy" Smith......  44  Managing Director
Mark S. Flegenheimer....  38  Vice President; President of Michigan Sugar Company
H. P. Mechler...........  46  Vice President--Accounting
Karen L. Mercer.........  37  Vice President and Treasurer
Alan K. Lebsock.........  47  Controller
Roy L. Cordes, Jr.......  52  Secretary

--------
  * As of December 3, 1999.

  Except as set forth below, executive officers have held their present offices for at least the past five years. Positions, unless specified otherwise, are with the Company.

  Mr. Kempner became President and Chief Executive Officer in 1993. Mr. Kempner served as Executive Vice President from 1988 to 1993 and also served as Chief Financial Officer from 1988 to April 1998.

  Mr. Ehrenkranz became Executive Vice President in July 1999. Mr. Ehrenkranz joined the Company in April 1995 as Director of Sales, Planning & Marketing-- Development and became Vice President--Sales and Marketing in September 1995 and Managing Director in April 1997. Prior to joining the Company, Mr. Ehrenkranz was Marketing Manager with PepsiCo's Taco Bell subsidiary from 1993 to 1994.

  Mr. Schwer became Executive Vice President in July 1999 and has served as Managing Director since October 1995 and General Counsel since 1989. Mr. Schwer became Assistant Secretary in 1998. He also served as Senior Vice President from 1993 to 1995. Mr. Schwer joined Holly as Assistant General Counsel in 1988.

  Mr. Hill became a Managing Director in October 1995. He served as Executive Vice President from 1988 to 1995. Mr. Hill also has been President of Holly since 1988. Mr. Hill joined Holly in 1963 and served in various capacities, including Vice President--Agriculture and Executive Vice President.

  Mr. Oxnard became a Managing Director in February 1998 and President of Savannah Foods in October 1999. Since 1996, he has served as Senior Vice President--Raw Sugar of Savannah Foods. Mr. Oxnard joined Savannah Foods in 1983 as Vice President--Raw Sugar.

  Mr. Carrothers became a Managing Director in October 1995. He served as Senior Vice President--Operations from March to October 1995. Mr. Carrothers joined the Company as Senior Vice President--Logistics in May 1994.

  Mr. Huggins joined the Company as Managing Director and Chief Financial Officer in September 1999. Prior to joining the Company, Mr. Huggins was Senior Vice President--Administration, Chief Financial Officer and Treasurer with Cellstar Corporation from January 1997 to January 1999 and Chief Financial Officer--Brazil Region until June 1999. Mr. Huggins was Chief Financial Officer of Van Camp Seafood Company, Inc. ("Van Camp") from 1992 to 1997. In April 1997 Van Camp filed for protection under the federal bankruptcy laws.

  Mr. Kelley became a Managing Director in February 1998. Since 1995, he has served as President of Dixie Crystals(R) Brands, Inc. Mr. Kelley joined Savannah Foods in 1973 and has held various other positions with Savannah Foods since then.

  Mr. Richmond became a Managing Director in April 1997 and was named Vice President--Operations in October 1995. Mr. Richmond has been Senior Vice President and General Manager, Beet Sugar Operations, of Holly since 1993. Mr. Richmond joined Holly in 1973 and has held various other positions with Holly since then.

  Mr. Roche became a Managing Director in February 1998. Since 1996, he has served as Senior Vice President of Savannah Foods; in 1997 also became President of Savannah Foods Industrial Inc. Mr. Roche has held various other positions since he joined Savannah Foods in 1976.

  Mr. Smith joined the Company as a Managing Director in September 1999. Prior to joining the Company, Mr. Smith was Senior Vice President--Worldwide Product Supply at Gerber Products Company from 1995 to 1999 and was Vice President-Operations at Hostess Frito-Lay from 1993 to 1995.

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

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Shareholder
Matters.

  The Company's Common Stock is traded on the American Stock Exchange. At December 3, 1999 there were 2,263 shareholders of record of the Common Stock. The following table sets forth the high and low sales price per share of Common Stock, as quoted by the American Stock Exchange, and cash dividends per share declared in the periods set forth below:

                                                        Sales Price
                                                       -------------    Cash
      Three Months Ended                                High   Low   Dividend(1)
      ------------------                               ------ ------ -----------
      December 31, 1997............................... $14.38 $ 9.75    $0.03
      March 31, 1998..................................  12.13   8.31     0.03
      June 30, 1998...................................  10.19   8.75     0.03
      September 30, 1998..............................   9.94   6.44     0.03
      December 31, 1998...............................   8.75   6.13     0.03
      March 31, 1999..................................   9.75   6.06     0.03
      June 30, 1999...................................   7.38   5.62     0.03
      September 30, 1999..............................   7.00   5.63     0.03

--------
(1) On October 29, 1999, the Board of Directors suspended payment of the Company's quarterly cash dividend.

ITEM 6. Selected Financial Data.

  Selected financial data for the last six fiscal periods is as follows (in thousands of dollars, except per share data):

                               Year Ended          Six Months
                              September 30,           Ended        Year Ended March 31,
                          ----------------------  September 30, ---------------------------
                             1999(1)     1998(2)     1997(3)    1997(4)    1996      1995
                          ----------  ----------  ------------- -------- --------  --------
For The Period:
  Net Sales.............  $1,888,630  $1,783,091    $406,682    $752,595 $616,450  $586,925
  Operating Income
   (Loss)...............      47,904      38,939      20,359      28,423   (2,431)   (2,091)
  Income (Loss) Before
   Extraordinary Item
   (5)..................     (18,124)     (5,835)      9,951      11,518   (3,218)   (5,365)
  Net Income (Loss).....     (18,124)     (7,834)      9,951      11,518   (2,614)   (5,365)
Per Share Data:
  Basic Income (Loss)
   Per Share:
   Before Extraordinary
    Item(5).............  $    (0.57) $    (0.24)   $   0.70    $   0.92 $  (0.31) $  (0.52)
   Net Income (Loss)....       (0.57)      (0.32)       0.70        0.92    (0.25)    (0.52)
  Diluted Income (Loss)
   Per Share:
   Before Extraordinary
    Item................       (0.57)      (0.24)       0.69        0.90    (0.31)    (0.52)
   Net Income (Loss)....       (0.57)      (0.32)       0.69        0.90    (0.25)    (0.52)
  Cash Dividends
   Declared.............        0.12        0.12        0.03          --     0.04      0.16
At Period End:
  Total Assets..........  $1,280,783  $1,179,800    $457,619    $449,933 $325,319  $374,124
  Long-term Debt--Net...     553,577     525,893      81,304      90,619   89,800   100,010
  Total Shareholders'
   Equity...............     373,424     352,907     192,959     176,956  111,043   109,977

--------
(1) Includes the results of Diamond Crystal since November 2, 1998, as discussed in Note 2 to the Consolidated Financial Statements.
(2) Includes the results of Savannah Foods since October 17, 1997, net of minority interest through December 22, 1997, as discussed in Note 2 to the Consolidated Financial Statements.
(3) In October 1997, the Company changed its fiscal year end from March 31 to September 30.
(4) Includes the results of the Spreckels Sugar Company since April 19, 1996.
(5) See Note 7 to the Consolidated Financial Statements for a description of the extraordinary item in fiscal 1998. In fiscal 1996, the Company purchased and retired a portion of the 8-3/8% Senior Notes due 1999 for amounts less than book value, and the Company reported such difference, net of tax, as an extraordinary item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

  The Company's primary capital requirements in fiscal 2000 are expected to include working capital, debt service and capital expenditures. The primary sources of capital are expected to be operating cash flow, borrowings under the revolving credit facility, sales of receivables under the revolving receivable purchase facility, borrowings from the Commodity Credit Corporation ("CCC"), and sales of marketable securities.

  Long-term debt at September 30, 1999 was $553.6 million, consisting principally of $250 million of senior subordinated notes and borrowings under senior credit facilities. The Company's Amended and Restated Credit Agreement, dated as of December 22, 1997, as most recently amended November 18, 1999, (the "Senior Credit Agreement") includes a $157 million revolving credit facility (available through December 2002) and term loans aggregating $192.1 million. At December 3, 1999, the Company had $36 million unused borrowing capacity under the revolving credit facility. Interest on borrowings under the Senior Credit Agreement is at floating rates (either a base rate plus a margin ranging from 0.75% to 3% or a Eurodollar rate plus a margin ranging from 1.75% to 4%). The Company has entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on $230 million of the amounts outstanding under the Senior Credit Agreement at a weighted average annual rate of 8.54% as of September 30, 1999. The Company will be required to make prepayments, with certain exceptions, equal to 100% of the net proceeds from certain new indebtedness, the sale of equity securities and the disposition of assets, including proceeds from the sale of stock of any subsidiaries, plus 75% of excess cash flow (as defined). The Senior Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings from the CCC are secured by beet sugar inventories. Under terms of the Senior Credit Agreement, seasonal CCC borrowings of up to $25 million may be made without reduction of the amounts available under the revolving credit facility.

  On June 30, 1999, the Company entered into a five-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. The agreement establishes a five-year, $110 million revolving receivable purchase facility, which allows the Company to sell receivables on a non-recourse basis. Receivables are sold under the agreement at discount rates of a commercial paper rate plus a margin of .44%. Initially the Company sold $95 million of accounts receivable and the proceeds were used to repay $52 million of term loans and $43 million outstanding under the revolving credit facility. The Senior Credit Agreement was amended to reduce the revolving credit facility's commitment amount to $157 million. At September 30, 1999 the Company had sold $105 million of accounts receivable under the facility.

  The Company expects to liquidate most of its marketable securities portfolio in fiscal 2000 and utilize the after tax proceeds to reduce long-term debt. The portfolio had a market value of $65.5 million, including unrealized gains of $32.6 million at September 30, 1999. Through December 3, 1999, the Company had sold marketable securities with proceeds of $19.9 million since September 30, 1999.

  In October 1999, the Board of Directors suspended payment of the Company's quarterly cash dividend and intends to use the cash savings to reduce long-term debt.

  The Company's debt agreements impose various restrictions that could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities. In particular, the Company and each of its subsidiaries is subject to negative covenants contained in the Senior Credit Agreement that restrict, subject to specified exceptions:

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

  In addition, the Senior Credit Agreement requires the Company to maintain compliance with certain specified financial covenants, including a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and senior debt to EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio as well as a minimum adjusted current ratio and a minimum level of net worth.

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

  The Company's capital expenditures for fiscal 1999 were $26.8 million and included packaging and production efficiency upgrades, as well as continuation of the Company's computer system initiatives. Fiscal 2000 capital expenditures are expected to approximate $35 million for environmental, safety and obsolescence projects as well as for several profit enhancement and cost reduction projects.

  The Company believes that capital sources identified above will be adequate to meet anticipated capital requirements in fiscal 2000. There can be no assurance, however, that the Company will generate sufficient operating cash flow that, together with the other sources of capital, will enable the Company to meet anticipated capital requirements. If the Company is unable to generate sufficient cash from the sources identified above, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness or obtain additional financing.

Year 2000 Issues

  The Company has implemented actions to address the possible exposures related to the impact on its computer systems of the year 2000 ("Y2K"). The Company's efforts have been focused in four areas: (1) technology infrastructure, including hardware and computer operating software; (2) application software for key financial, informational and operational systems;
(3) process control technology at each of the Company's production facilities; and (4) third party readiness. These efforts are being coordinated with the Company's strategic initiative to replace its major management information systems with newly acquired client-server based software from PeopleSoft USA, Inc.

  The Company has completed its infrastructure project, which included remediation of the mainframe and mid-range computers in the Company's Savannah, Georgia and Sugar Land, Texas offices, and installation of the client-server computers for the PeopleSoft implementation.

  The Company's plan for Y2K compliance of application software is complete. Such plan included remediation of certain systems and replacement of others. Remediation of application software processed in Savannah, Georgia was completed in fiscal 1998; remediation of systems processed in Sugar Land, Texas was completed during fiscal 1999. The initial phase of replacement of non-Y2K compliant applications with PeopleSoft applications was implemented in fiscal 1998 and the replacement of remaining non-compliant systems, principally human resource applications, was completed in June 1999.

  Management at each of the Company's production facilities assessed the year 2000 impacts on hardware and software, including embedded computer chips, utilized for manufacturing process control and has completed remediation of systems which may materially affect its manufacturing operations.

  The Company surveyed major vendors and customers concerning their year 2000 readiness, and has evaluated their responses and developed contingency plans should such third parties not complete required system modifications. Contingency plans include designating alternate vendors for required services and materials or implementing manual procedures for automated processes, where possible.

  Costs to modify existing application systems were approximately $1 million, which was incurred over the two year period ended September 30, 1999. New hardware and software purchases totaled $5.5 million over a two year period. No material costs were incurred on these projects prior to fiscal 1998.

  The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that the year 2000 efforts described above, including the implementation of new business systems and completion of the projects, significantly reduce the Company's level of uncertainty about the Y2K problem and reduces the possibility of significant interruptions of normal operations.

  Readers are cautioned that forward-looking statements contained in this year 2000 discussion should be read in conjunction with the Company's disclosures on the inside cover page of this Form 10-K.

New Accounting Standards

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

Industry Environment

  The Company's results of operations are substantially dependent on market factors, including domestic prices for refined sugar and raw cane sugar, and the quantity and quality of sugarbeets available to the Company. These market factors are influenced by a variety of external forces that the Company is unable to predict, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar, affecting the supply and cost of raw material available to the Company's cane refineries. See "Business-- Sugar Legislation and Other Market Factors" and "--Competition" and "--Industry Overview".

  Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing. See "Business--Raw Materials and Processing Requirements".

Results of Operations

  As more fully discussed in Note 11 to the Consolidated Financial Statements, the Company's operations are identified into two reportable segments, sugar and foodservice.

 Fiscal 1999

  As a result of the Diamond Crystal acquisition on November 2, 1998, the Company had substantial increases in sales, costs and expenses. Additionally, the Company completed the acquisition of Savannah Foods in the first quarter of fiscal 1998. Accordingly the operating results of the fiscal year ended September 30, 1999 are not directly comparable to the results for fiscal 1998. The following unaudited pro forma financial information presents the Company's results of operations for the twelve months ended September 30, 1999 and 1998 as if the acquisition of both Diamond Crystal and Savannah Foods and the related financing transactions had occurred on October 1, 1997 (in thousands of dollars).

                                                             (Pro Forma)
                                                         Twelve Months Ended
                                                            September 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
     Net sales......................................... $1,899,714  $1,982,351
     Costs and expenses:
       Cost of sales...................................  1,722,788   1,774,862
       Selling, general and administrative.............     76,786      90,000
       Asset impairment and other charges..............         --      18,287
       Depreciation and amortization...................     51,705      51,169
                                                        ----------  ----------
     Operating income..................................     48,435      48,033
     Interest expense..................................    (59,774)    (58,648)
     Realized securities gains.........................      4,697       2,181
     Loss on investment in partnership.................    (16,706)         --
     Other income......................................      1,598       7,680
                                                        ----------  ----------
     Income (loss) before income taxes.................    (21,750)       (754)
     Provision (benefit) for income taxes..............     (3,276)      4,635
                                                        ----------  ----------
     Net income (loss)................................. $  (18,474) $   (5,389)
                                                        ==========  ==========

  Pro forma net sales decreased $82.6 million or 4.2% for the twelve months ended September 30, 1999, primarily due to lower industrial sugar sales volumes and lower consumer private label prices, partially offset by higher industrial sugar prices and increased foodservice segment sales. The sugar segment's net sales decreased 6.6% for fiscal 1999 compared to fiscal 1998 due primarily to lower industrial volumes as the Company announced higher sales prices for refined sugar for industrial contracts commencing October 1, 1998. The foodservice increase was primarily due to higher volumes (principally of sugar sold to foodservice customers), as well as increased sales of nutritional products including thickened beverages and frozen shakes. Additionally, the Company realized higher selling prices on certain nonsugar products.

  Market expectations of a large supply of domestic beet sugar for the USDA crop year which commenced October 1, 1999, have resulted in generally quoted market prices in the industrial sugar contract market approximately 5% below fiscal 1999 levels. The beet sugar supply projection, along with prospects of a large supply of domestic raw cane sugar, have resulted in the USDA setting the tariff rate quota at the minimum level, and domestic raw sugar prices on the commodities exchange have declined in excess of 15% from year earlier levels. A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and extend for up to one year. Additionally, the Company prices a portion of its raw sugar purchases in advance of the time of delivery either through pricing provisions of its raw sugar contracts or through hedging transactions in the raw sugar futures market. Consequently, the Company's realized sales prices as well as its realized raw sugar costs tend to lag market price changes. Management is unable to predict the impact of these items on its results of operations in fiscal 2000.

  Pro forma cost of sales for the twelve months ended September 30, 1999 decreased $52.1 million or 2.9%, resulting in pro forma gross margin as a percent of sales of 9.3% compared to 10.5% for the prior twelve-month period. By segment, sugar pro forma gross margin as a percent of sales decreased to 7.5% in fiscal 1999 from 8.9% in fiscal 1998 and pro forma foodservice gross margin as a percent of sales decreased to 13.0% in fiscal 1999 from 14.1% in fiscal 1998. The foodservice segment's gross margin declined principally due to product mix and competitive pricing pressures. The Company decided to delay, until fiscal 2000, the realization of certain synergies related to its acquisition of Diamond Crystal, primarily in respect to closing certain plants, and to incur temporarily higher expense levels in order to maintain adequate levels of customer service and support current sales levels.

  The sugar segment's gross margin declined principally due to lower sugarbeet quality, higher cane processing costs, and a decline in byproduct sales prices due to competitive feed grain prices, all of which more than offset higher industrial sugar prices. Beet sugar costs increased during fiscal 1999 at the Company's Montana and Michigan factories as a result of lower sugar content in sugarbeets harvested and warmer temperatures during sugarbeet storage, which adversely affected sugar recovery. Beet sugar costs were also negatively affected in Southern California by a large beet crop which extended the harvest period, adversely impacting beet quality in the late summer and fall months. The reduced beet quality negatively affected raw material and variable manufacturing costs which was partially offset by lower unit production costs from increased production volumes. The Company purchases sugar beets under participatory contracts which provide for a percentage sharing of the net selling price realized on refined beet sugar sales between the Company and the grower. Use of this type of contract reduces the Company's exposure to inventory price risk. The increase in sales prices for beet sugar resulted in an increase in cost of sugar beets under the participatory contracts.

  The cane operations of the sugar segment had lower industrial volumes and poor refinery performance in fiscal 1999, resulting in lower yields, and higher processing costs. The refinery performance was affected in part by difficulty in processing low quality raw materials received from an offshore supplier. In addition, the sugar segment's gross margin was impacted by the effects of Hurricane Floyd, which shut down the Company's largest cane refinery in Savannah, Georgia for a week, and delayed product deliveries to certain of the Company's customers. Partially offsetting these factors was a slight decrease in raw sugar costs. The Company has made operational and personnel changes to address the poor refinery performance.

  Pro forma selling, general and administrative costs decreased $13.2 million or 14.7% for the twelve months ended September 30, 1999 compared to the same period of the prior year primarily due to reductions in volume related selling costs, as well as cost savings in general and administrative expenses. Following the Savannah

Foods and Diamond Crystal acquisitions the Company undertook significant cost savings initiatives and reorganized its administrative functions to remove duplication and streamline such functions. Selling, general and administrative costs include $1.8 million of discount and fees associated with the sales of receivables during the last three months of fiscal 1999.

  Pro forma interest expense for the twelve months ended September 30, 1999 increased $1.1 million or 1.9% over the comparable period of the prior year primarily as a result of higher revolving credit borrowings.

  The loss on investment in partnership resulted from the write-off of the Company's investment in Pacific Northwest Sugar Company, a partnership in which a subsidiary of the Company was a 43% limited partner. See Note 13 to the Consolidated Financial Statements.

  The asset impairment and other charges included in the prior year's results were primarily charges in connection with the closing of the Company's Hereford, Texas beet sugar factory and charges to record a loss the Company incurred in meeting its contractual sales obligations as a result of poor weather conditions at its Northern California factories. See Note 13 to the Consolidated Financial Statements.

  Realized gains on marketable securities increased $2.5 million during fiscal 1999; net unrealized gains, which have not been recognized in the Company's results of operations, but are shown, net of tax, as a component of comprehensive income within shareholders' equity, increased $2.2 million during fiscal 1999. The components of income tax expense and its relationship to statutory rates are detailed in Note 8 to the Consolidated Financial Statements.

  Pro forma other income decreased $6.1 million for the twelve months ended September 30, 1999 compared to the same period of the prior year primarily due to gains recognized on the sale of a former beet sugar factory site and a distribution facility in fiscal 1998.

 Fiscal 1998

  As a result of the Savannah acquisition, the Company had substantial increases in sales, costs and expenses. Additionally, in October 1997, the Company changed its fiscal year from March 31 to September 30. Accordingly the operating results of the fiscal year ended September 30, 1998 are not directly comparable to the results for any prior fiscal year. The following unaudited pro forma financial information presents the Company's results of operations for the twelve months ended September 30, 1998 and 1997 as if the acquisition of Savannah and related financing transactions had occurred on, and as if the Company had changed its fiscal year as of, September 30, 1996 (in thousands of dollars):

                                                              (Pro Forma)
                                                          Twelve Months Ended
                                                             September 30,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
     Net sales.......................................... $1,852,637  $1,957,537
     Costs and expenses:
       Cost of sales....................................  1,678,519   1,717,971
       Selling, general and administrative..............     67,563      97,900
       Asset impairment and other charges...............     18,287          --
       Depreciation and amortization....................     47,072      44,252
                                                         ----------  ----------
     Operating income...................................     41,196      97,414
     Interest expense...................................    (51,689)    (54,987)
     Realized securities gains..........................      2,181          43
     Other income.......................................      7,073       1,750
                                                         ----------  ----------
     Income (loss) before income taxes..................     (1,239)     44,220
     Provision for income taxes.........................      3,024      19,562
                                                         ----------  ----------
     Net income (loss).................................. $   (4,263) $   24,658
                                                         ==========  ==========

  Pro forma net sales decreased $104.9 million or 5.4% for the twelve months ended September 30, 1998, primarily due to lower market prices for refined sugar as a result of a large domestic beet crop in the fall of 1997. Sugar sales volumes were approximately 1% lower on a pro forma basis. The Company's foodservice segment partially offset the decrease in sugar pro forma net sales with an increase of $7.0 million from fiscal 1997 primarily due to an increase in volume of sales.

  Pro forma cost of sales for the twelve months ended September 30, 1998 decreased $39.5 million or 2.3%, resulting in gross margin before depreciation of 9.4% compared to 12.2% for the prior twelve-month period. Margins on foodservice sales were negatively affected by lower selling prices and an increase in the cost of cane sugar. Margins on the sugar segment sales were negatively affected by lower sugar prices and higher beet sugar costs. The decrease in the unit selling price of refined beet sugar resulted in decreases in the unit cost of sugarbeets purchased, mitigating the impact on beet sugar sales margins.

  Beet sugar costs during fiscal 1998 were adversely impacted by the unusually mild winter in the Northern Rocky Mountain Region, affecting sugarbeets in storage, reducing production yields, and increasing processing costs. Beet sugar cost continued to be adversely affected by low acreage at the Company's Torrington, Wyoming and Hereford, Texas factories. Record spring rains in Northern California delayed factory start-ups, adversely impacting beet quality in the late summer and fall months. The Company recorded a $3.8 million charge in the second fiscal quarter for the expected impact on industrial sales commitments of higher costs resulting from such abnormal weather. Partially offsetting these factors were efficient operations at the Company's Michigan and Southern California beet sugar factories and Savannah cane refineries. Raw cane sugar prices were not materially changed in fiscal 1998 compared to the pro forma prior period resulting in decreased margins as refined prices declined.

  In February 1998, the Company announced that it would not process sugarbeets at the Hereford factory in fall 1998. Severance and other cash closure costs related to this decision totaling $974,000 were provided for in the quarter ended March 31, 1998. Additionally, the Company recorded an impairment loss of $12,538,000 on Hereford's assets for the difference in fair value and carrying costs.

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

 Six Months Ended September 30, 1997

  Net sales increased $12.7 million or 3.2% in the six months ended September 30, 1997 compared to the six months ended September 30, 1996, primarily as a result of higher refined sugar prices. Price increases resulted from smaller sugarbeet crops in the fall of 1995 and 1996. Sugar sales volumes increased modestly during the six months, principally due to higher beet sugar sales.

  Cost of sales increased $7.7 million or 2.2% which, coupled with the increase in sales, resulted in the gross margin before depreciation improving to 14.2% of sales from 13.4%. Unit sugar gross margins improved as reductions in raw sugar costs and improved beet sugar operations more than offset higher sugarbeet costs resulting from high selling prices and higher cane refining costs. The increase in sales prices during the six-month period resulted in an increase in the cost of sugarbeets under the participatory purchase contracts, mitigating the improvement in gross margin. As discussed in Note 1 to the Consolidated Financial Statements, the Company utilizes LIFO inventory for sugar inventories. During the six months ended September 30, 1997, the Company liquidated beginning inventory layers at costs below current year levels, reducing cost of sales approximately $.7 million.

  Selling, general and administrative expenses increased $1.6 million or 5.5% during the six-month period as increases in warehousing and advertising costs more than offset reduction in general and administrative costs, principally resulting from closure of Spreckels Sugar Company's Pleasanton, California office.

  Interest expense declined $1.0 million during the six-month period as reduced long and short-term borrowings more than offset higher short-term interest rates. In April 1997, the Company purchased and retired $8.3 million of its senior notes due 1999. Operating cash flow allowed the reduction in average short-term borrowings by approximately $19.0 million during the period.

  Realized gains on marketable securities decreased $383,000; net unrealized gains which have not been recognized in the Company's results of operations increased $8.3 million to $28.3 million during the six months ended September 30, 1997. The Company's effective income tax rate was 37% for the six months ended September 30, 1997, which is higher than the statutory federal rate primarily due to state income taxes.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

  The Company uses raw sugar futures and options in its inventory purchasing programs. Gains and losses on such transactions are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. The Company does not enter into futures or option transactions for trading purposes.

  The information below presents the Company's domestic futures positions outstanding as of September 30, 1999. The Company's world sugar futures and option positions are not material to its consolidated financial position, results of operations or cash flows.

                                           Expected Maturity Expected Maturity
                                              Fiscal 2000       Fiscal 2001
                                           ----------------- -----------------
     Futures Contracts (net long
      positions):
     Contract Volumes (cwt.)..............      1,999,200          127,680
     Weighted Average Contract Price (per
      cwt.)...............................    $     21.94       $    22.08
     Contract Amount......................    $43,869,000       $2,819,000
     Weighted Average Fair Value (per
      cwt.)...............................    $     21.19       $    21.00
     Fair Value...........................    $42,359,000       $2,682,000

  The above information does not include either the Company's physical inventory or its fixed price purchase commitments for raw sugar. At September 30, 1998, the Company's domestic futures position was a net short position of 1,130,000 cwt. at an average contract price of $22.11. The change in the futures position during fiscal 1999 is a result of changes in the level of the Company's fixed price purchase commitments, fixed price sales commitments and the Company's expectations about future market prices.

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

                                       Expected Maturity Date
                                  Fiscal Year Ending September 30,
                         ----------------------------------------------------------
                                                             There-           Fair
                         2000   2001   2002    2003   2004   after   Total   Value
                         -----  -----  -----  ------  -----  ------  ------  ------
                                      (In millions of dollars)
Liabilities
Long-term debt:
  Fixed rate debt....... $ 6.4  $ 0.5     --      --     --  $270.0  $276.9  $246.9
  Average interest
   rate.................   8.3%   7.4%    --      --     --     9.5%    9.5%
  Variable rate debt.... $ 5.7  $ 7.4  $ 7.8  $175.2  $38.9  $ 53.8  $288.8  $288.8
  Average interest
   rate.................   9.3%   9.4%   9.5%   10.0%  10.7%   10.9%   10.2%
Interest Rate
 Derivatives
Interest rate swaps:
  Variable to fixed..... $15.6  $16.8  $17.1  $ 83.0  $48.2  $ 49.3  $230.1  $  2.9
  Average pay rate......   6.0%   6.0%   6.0%    6.0%   5.7%    6.0%    6.0%
  Average receive rate..   6.4%   6.8%   7.0%    7.0%   7.0%    7.2%    7.0%

  At September 30, 1998, the Company had outstanding fixed rate debt totaling $257.7 million with an average interest rate of 9.7%, variable rate debt totaling $275.7 million with an average interest rate of 7.2% and variable to fixed rate interest rate swaps totaling of $175.8 million. The interest rate swaps had an average pay rate of 6.1% and an average receive rate of 5.2%.

ITEM 8. Financial Statements and Supplementary Data.

  See the index of financial statements and financial statement schedules under "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

  Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

                                                                    Basic Earnings
                                              Income (Loss)        (Loss) Per Share
                                          ---------------------  --------------------
                                             Before       Net       Before      Net      Cash
                           Net     Gross  Extraordinary Income   Extraordinary Income  Dividends
                          Sales   Margin      Item      (Loss)       Item      (Loss)  Per Share
                         -------- ------- ------------- -------  ------------- ------  ---------
Fiscal Year Ended
 September 30, 1998(1):
  December 31, 1997(2).. $434,867 $39,131    $  (142)   $(2,141)    $(0.01)    $(0.14)   $0.03
  March 31, 1998(3).....  414,967  31,132    (17,217)   (17,217)     (0.64)     (0.64)    0.03
  June 30, 1998.........  456,087  48,751      5,275      5,275       0.19       0.19     0.03
  September 30, 1998....  477,170  49,325      6,249      6,249       0.23       0.23     0.03

Fiscal Year Ended
 September 30, 1999(4):
  December 31, 1998..... $471,761 $47,779    $ 2,365    $ 2,365     $ 0.08     $ 0.08    $0.03
  March 31, 1999(5).....  428,997  33,362    (18,559)   (18,559)     (0.58)     (0.58)    0.03
  June 30, 1999.........  499,977  56,102      6,654      6,654       0.21       0.21     0.03
  September 30, 1999....  487,895  37,367     (8,584)    (8,584)     (0.27)     (0.27)    0.03

--------
(1) Includes the results of Savannah Foods since October 17, 1997, net of minority interest through December 22, 1997, as discussed in Note 2 to the Consolidated Financial Statements.

(2) Net loss for the first quarter of fiscal 1998 included an extraordinary loss of $1,999,000 from the purchase of senior notes as discussed in Note 7 to the Consolidated Financial Statements.
(3) Results of operations for the second quarter of fiscal 1998 include pre-tax charges of $975,000 related to costs of a workforce reduction, $3,800,000 related to expected losses on industrial sales commitments and $13,512,000 for costs associated with the closure of the Company's Hereford, Texas factory as discussed in Note 13 to the Consolidated Financial Statements.
(4) Includes the results of Diamond Crystal since November 2, 1998 as discussed in Note 2 to the Consolidated Financial Statements.
(5) Net loss for the second quarter of fiscal 1999 includes a $16.7 million charge to write-off the Company's investment in a partnership as discussed in Note 13 to the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

ITEM 10. Director and Executive Officers of the Registrant

  The information set forth under the captions "Election of Directors-- Nominees", "--Continuing Directors" and "--Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)(1) Financial Statements.

   Item                                                                     Page
   ----                                                                     ----
   Independent Auditors' Report...........................................  F-1
   Consolidated Balance Sheets at September 30, 1999 and 1998.............  F-2
   Consolidated Statements of Operations for the years ended September 30,
    1999 and 1998, the six months ended September 30, 1997, and the year ended March 31, 1997..................................................  F-3
   Consolidated Statements of Changes in Shareholders' Equity for the
    years ended September 30, 1999 and 1998, the six months ended
    September 30, 1997 and the year ended March 31, 1997..................  F-4
   Consolidated Statements of Cash Flow for the years ended September 30,
    1999 and 1998, six months ended September 30, 1997, and the year ended
    March 31, 1997........................................................  F-5
   Notes to Consolidated Financial Statements.............................  F-6

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

 *3(b)    --Articles of Amendment to Restated Articles of Incorporation
            (incorporated by reference to Exhibit 3 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended December 31, 1998 (File
            No. 1-10307)).

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

 *3(e)(3) --Amendment to Rights Agreement dated December 11, 1998 (incorporated by reference to Exhibit 3(e)(3) to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (the "1998
            Form 10-K")).

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

 *3(g)(3) --Amendment to Investor Agreement and Registration Rights Agreement
            dated November 19, 1998 by and among the Company, Greencore Group plc and Earlsfort Holdings B.V. (incorporated by reference to Exhibit 3(g)(3) to the 1998 Form 10-K).

 *3(h)(1) --Agreement and Plan of Merger, dated September 12, 1997, among
            Imperial Holly Corporation, IHK Merger Sub Corporation and Savannah
            Foods & Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration
            No. 333-40445) (the "Savannah S-4")).

 *3(h)(2) --Agreement and Plan of Merger, dated September 4, 1998, as amended by amendment dated as of October 22, 1998, among Imperial Holly
            Corporation, IHK Acquisition Corp. and DSLT Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated November 2, 1998).

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

 *4(a)(2) --First Amendment to the Company's Amended and Restated Credit
            Agreement dated March 31, 1998 (incorporated by reference to Exhibit
            4.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 (File No 1-10307) (the "June 1999 Form 10-Q")).

 *4(a)(3) --Second Amendment to the Company's Amended and Restated Credit
            Agreement dated September 28, 1998 (incorporated by reference to
            Exhibit 4.2 to the June 1999 Form 10-Q).

 *4(a)(4) --Third Amendment to the Company's Amended and Restated Credit
            Agreement dated June 30, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1999 (File
            No 1-10307) (the "June 1999 Form 8-K")).

 4(a)(5)  --Fourth Amendment to the Company's Amended and Restated Credit
            Agreement dated November 18, 1999.

 *4(a)(6) --Amended and Restated Guarantee and Collateral Agreement dated, as of December 22, 1997, made by Imperial Holly Corporation and certain of its Subsidiaries in favor of Harris Trust and Savings Bank, as Collateral Agent (incorporated by reference to Exhibit 4(a)(2) to the Exchange Offer S-4).

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

 *10(a)   --Imperial Holly Corporation Stock Incentive Plan (as amended and restated effective May 1, 1997) (incorporated by reference to
            Exhibit 10(a) to the Company's Annual Report on Form 10-K for the
            year ended March 31, 1997 (File No. 1-10307) (the "1997
            Form 10-K")).

 *10(b)(1) --Specimen of the Company's Employment Agreement for certain of its officers (incorporated by reference to exhibit 10(b)(1) to the 1998
             Form 10-K).
  10(b)(2) --Schedule of Employment Agreements.
 *10(b)(3) --Employment Agreement with W. W. Sprague III dated as of December
             23, 1997 (incorporated by reference to exhibit 10(b)(3) to the 1998
             Form 10-K).
 *10(c)(1) --Specimen of the Company's Severance Pay Agreements for certain of its officers (incorporated by reference to Exhibit 10.2 to the
             September 1990 Form 10-Q).
  10(c)(2) --First Amendment to Severance Pay Agreements.
  10(c)(3) --Schedule of Severance Pay Agreements.
 *10(d)(1) --Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (incorporated by reference to Exhibit 10(b)(1) to the September 1994 Form 10-Q).
  10(d)(2) --First Amendment to the Imperial Holly Corporation Salary
             Continuation Agreement.
 *10(d)(3) --Specimen of the Company's Salary Continuation Agreement (Fully
             Vested) (incorporated by reference to Exhibit 10(b)(2) to the
             September 1994 Form 10-Q).
 *10(d)(4) --Specimen of the Company's Salary Continuation Agreement (Graduated
             Vesting) (incorporated by reference to Exhibit 10(b)(3) to the
             September 1994 Form 10-Q).
 *10(d)(5) --Schedule of Salary Continuation Agreements (incorporated by reference to Exhibit 10(d)(4) to the Company's Annual Report on
             Form 10-K for the year ended March 31, 1996 (File No. 1-10307) (the
             "1996 Form 10-K")).
 *10(e)(1) --Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (incorporated by reference to Exhibit 10(c)(1) to the September 1994 Form 10-Q).
 *10(e)(2) --Specimen of the Company's Benefit Restoration Agreement (Fully
             Vested) (incorporated by reference to Exhibit 10(c)(2) to the
             September 1994 Form 10-Q).
 *10(e)(3) --Specimen of the Company's Benefit Restoration Agreement (Graduated
             Vesting) (incorporated by reference to Exhibit 10(c)(3) to the
             September 1994 Form 10-Q).
 *10(e)(4) --Schedule of Benefit Restoration Agreements (incorporated by reference to Exhibit 10(e)(4) to the 1996 Form 10-K).
 *10(f)(1) --Imperial Holly Corporation Executive Benefits Trust (incorporated by reference to Exhibit 10.5 to the September 1990 Form 10-Q).
 *10(f)(2) --First Amendment to the Company's Executive Benefits Trust dated
             June 4, 1991 (incorporated by reference to Exhibit 10(g)(2) to the
             1994 Form 10-K).
 *10(g)    --Imperial Holly Corporation 1989 Nonemployee Director Stock Option
             Plan (incorporated by reference to Exhibit A to the Company's Proxy
             Statement dated June 16, 1989 for the 1989 Annual Meeting of
             Shareholders, File No. 0-16674).
 *10(h)    --Imperial Holly Corporation Retirement Plan For Nonemployee
             Directors (incorporated by reference to Exhibit 10(j) to the 1994
             Form 10-K).
 *10(i)(1) --Specimen of the Company's Change of Control Agreement
             (incorporated by reference to Exhibit 10(d)(1) to the September
             1994 Form 10-Q).
  10(i)(2) --Schedule of Change of Control Agreements.
 *10(j)    --Independent Consultant Agreement between I. H. Kempner III and the
             Company (incorporated by reference to Exhibit 10(k) to the 1996
             Form 10-K).
 *10(k)    --Specimen of the Company's Restricted Stock Agreement with certain of its officers (incorporated by reference to Exhibit 10(k) to the
             1997 Form 10-K).

 *10(l)    --Schedule of Restricted Stock Agreements (incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K).
 *10(m)    --Agreement of Limited Partnership of ChartCo Terminal, L.P.
            (incorporated by reference to Exhibit 10(j) to the 1990 Form 10-K).
 *10(n)(1) --Receivables Purchase Agreement dated as of June 30, 1999 between the Company, Imperial Securitization Corporation, Imperial
            Distributing, Inc., Fairway Finance Corporation and Nesbitt Burns
            Securities, Inc. (incorporated by reference to Exhibit 10.1 to the
            June 1999 Form 8-K).
  10(n)(2) --First Amendment to Receivables Purchase Agreement.
 *10(o)    --Purchase and Contribution Agreement dated as of June 30, 1999 between the Originators named therein, Imperial Securitization
            Corporation and Imperial Distributing, Inc. (incorporated by reference to Exhibit 10.2 to the June 1999 Form 8-K).
 21        --Subsidiaries of the Company.
 23        --Independent Auditors' Consent.
 27        --Financial Data Schedule.

  (b) Reports on Form 8-K.

  On July 16, 1999, the Company filed a Current Report on Form 8-K dated as of June 30, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 1999.

                                          Imperial Sugar Company

                                                /s/   James C. Kempner
                                          By___________________________________
                                                      James C. Kempner
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 1999.

             Signature                                Capacity
             ---------                                --------
    /s/   James C. Kempner            President, Chief Executive Officer, and
------------------------------------  Director (Principal Executive Officer)
          James C. Kempner

     /s/   Mark Q. Huggins            Managing Director and Chief Financial
------------------------------------  Officer (Principal Financial Officer)
           Mark Q. Huggins

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

      /s/   Henry E. Lentz            Director
------------------------------------
           Henry E. Lentz

   /s/   Kevin C. O'Sullivan          Director
------------------------------------
         Kevin C. O'Sullivan

      /s/   Fayez Sarofim             Director
------------------------------------
            Fayez Sarofim

     /s/   Daniel K. Thorne           Director
------------------------------------
          Daniel K. Thorne

                         INDEPENDENT AUDITORS' REPORT

Imperial Sugar Company:

  We have audited the accompanying consolidated financial statements of Imperial Sugar Company and subsidiaries (the "Company"), listed in Item 14(a)(1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998, the six-month transition period ended September 30, 1997 and for the year ended March 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
November 30, 1999

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              September 30, 1999
                                                             ----------------------
                                                                1999        1998
                                                             ----------  ----------
                                                               (In Thousands of
                                                                   Dollars)
                           ASSETS
CURRENT ASSETS:
  Cash and temporary investments............................ $    7,925  $    2,877
  Marketable securities.....................................     65,496      59,478
  Accounts receivable--trade................................     64,458     139,870
  Inventories:
    Finished products.......................................    157,869     142,886
    Raw and in-process materials............................     61,299      25,869
    Supplies................................................     39,896      36,174
  Deferred costs & prepaid expenses.........................     43,461      39,135
                                                             ----------  ----------
      Total current assets..................................    440,404     446,289
OTHER INVESTMENTS...........................................      5,009      20,872
PROPERTY, PLANT AND EQUIPMENT--Net..........................    402,364     398,193
GOODWILL AND OTHER INTANGIBLES--Net of accumulated
 amortization of $18,319,000 in 1999 and $7,327,000 in
 1998.......................................................    402,459     279,410
OTHER ASSETS................................................     30,547      35,036
                                                             ----------  ----------
      TOTAL................................................. $1,280,783  $1,179,800
                                                             ==========  ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
  Accounts payable--trade................................... $  141,428  $  106,041
  Short-term borrowings.....................................      1,611       1,161
  Current maturities of long-term debt......................     12,114       7,555
  Deferred income taxes--net................................     21,347      27,586
  Other current liabilities.................................     61,815      43,717
                                                             ----------  ----------
      Total current liabilities.............................    238,315     186,060
                                                             ----------  ----------
LONG-TERM DEBT--Net of current maturities...................    553,577     525,893
DEFERRED INCOME TAXES--Net..................................     32,481      33,781
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS................     82,986      81,159
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, without par value, issuable in series;
   5,000,000 shares authorized, none issued.................         --          --
  Common stock, without par value; 50,000,000 shares
   authorized...............................................    309,847     268,804
  Stock held by benefit trust...............................     (8,208)    (14,367)
  Treasury stock............................................     (7,611)     (1,452)
  Retained earnings.........................................     58,191      80,150
  Unrealized securities gains--net of income taxes..........     21,205      19,772
                                                             ----------  ----------
      Total shareholders' equity............................    373,424     352,907
                                                             ----------  ----------
      TOTAL................................................. $1,280,783  $1,179,800
                                                             ==========  ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                Year Ended
                               September 30,       Six Months Ended Year Ended
                           ----------------------   September 30,   March 31,
                              1999        1998           1997          1997
                           ----------  ----------  ---------------- ----------
                            (In Thousands of Dollars, Except Share and Per
                                            Share Amounts)
NET SALES................  $1,888,630  $1,783,091     $  406,682    $  752,595
                           ----------  ----------     ----------    ----------
COSTS AND EXPENSES:
  Cost of sales..........   1,714,020   1,614,752        348,869       651,677
  Selling, general and
   administrative........      75,434      65,358         30,668        57,722
  Asset impairment and
   other charges
   (Note 13).............          --      18,287             --            --
  Depreciation and
   amortization..........      51,272      45,755          6,786        14,773
                           ----------  ----------     ----------    ----------
    Total................   1,840,726   1,744,152        386,323       724,172
                           ----------  ----------     ----------    ----------
OPERATING INCOME.........      47,904      38,939         20,359        28,423
INTEREST EXPENSE--Net....     (59,071)    (48,718)        (5,301)      (12,430)
REALIZED SECURITIES
 GAINS--Net..............       4,697       2,181             11           426
LOSS ON EQUITY INVESTMENT
 IN PARTNERSHIP (Note
 13).....................     (16,706)         --             --            --
OTHER INCOME--Net........       1,598       6,386            724         1,269
                           ----------  ----------     ----------    ----------
INCOME (LOSS) BEFORE
 INCOME TAXES AND
 MINORITY INTEREST.......     (21,578)     (1,212)        15,793        17,688
PROVISION (CREDIT) FOR
 INCOME TAXES............      (3,454)      2,857          5,842         6,170
MINORITY INTEREST IN
 EARNINGS OF SAVANNAH....          --       1,766             --            --
                           ----------  ----------     ----------    ----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM......     (18,124)     (5,835)         9,951        11,518
EXTRAORDINARY ITEM--Net
 of tax..................          --      (1,999)            --            --
                           ----------  ----------     ----------    ----------
NET INCOME (LOSS)........  $  (18,124) $   (7,834)    $    9,951    $   11,518
                           ==========  ==========     ==========    ==========
BASIC EARNINGS (LOSS) PER
 SHARE OF COMMON STOCK:
  Income (loss) before
   extraordinary item....  $    (0.57) $    (0.24)    $     0.70    $     0.92
  Net income (loss)......  $    (0.57) $    (0.32)    $     0.70    $     0.92
DILUTED EARNINGS (LOSS)
 PER SHARE OF COMMON
 STOCK:
  Income (loss) before
   extraordinary item....  $    (0.57) $    (0.24)    $     0.69    $     0.90
  Net income (loss)......  $    (0.57) $    (0.32)    $     0.69    $     0.90
WEIGHTED AVERAGE SHARES
 OUTSTANDING.............  31,712,602  24,177,762     14,247,193    12,576,489
                           ==========  ==========     ==========    ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                              Shares of Common Stock              Common Stock
                          -------------------------------  ---------------------------             Accumulated
                                      Held by                       Held by                           Other
                                      Benefit    Treasury           Benefit   Treasury  Retained  Comprehensive
                            Issued     Trust      Stock     Amount   Trust     Stock    Earnings     Income      Total
                          ---------- ----------  --------  -------- --------  --------  --------  ------------- --------
                                                                           (In Thousands of Dollars)
BALANCE MARCH 31, 1996..  10,312,507         --        --  $ 32,276       --       --   $69,829      $ 8,938    $111,043
Comprehensive income:
 Net income.............          --         --        --        --       --       --    11,518           --      11,518
 Change in unrealized
  securities gains--net
  of $2,181,000 tax.....          --         --        --        --       --       --        --        4,051       4,051
                                                                                                                --------
 Total comprehensive
  income................                                                                                          15,569
 Employee stock plans...      23,928         --        --       262       --       --        --           --         262
 Nonemployee director
  compensation plan.....      21,760         --        --       301       --       --        --           --         301
 Sale of common stock...   3,800,000         --        --    49,781       --       --        --           --      49,781
                          ---------- ----------  --------  -------- --------  -------   -------      -------    --------
BALANCE MARCH 31, 1997..  14,158,195         --        --    82,620       --       --    81,347       12,989     176,956
Comprehensive income:
 Net income.............          --         --        --        --       --       --     9,951           --       9,951
 Change in unrealized
  securities gains--net
  of $2,904,000 tax.....          --         --        --        --       --       --        --        5,393       5,393
                                                                                                                --------
 Total comprehensive
  income................                                                                                          15,344
 Cash dividends ($0.03
  per share)............          --         --        --        --       --       --      (428)          --        (428)
 Employee stock plans...     100,920         --        --       786       --       --        --           --         786
 Nonemployee director
  compensation plan.....      24,660         --        --       301       --       --        --           --         301
                          ---------- ----------  --------  -------- --------  -------   -------      -------    --------
BALANCE SEPTEMBER 30,
 1997...................  14,283,775         --        --    83,707       --       --    90,870       18,382     192,959
Comprehensive income:
 Net loss...............          --         --        --        --       --       --    (7,834)          --      (7,834)
 Change in unrealized
  securities gains--net
  of $748,000 tax.......          --         --        --        --       --       --        --        1,390       1,390
                                                                                                                --------
 Total comprehensive
  income................                                                                                          (6,444)
 Cash dividends ($0.12
  per share)............          --         --        --        --       --       --    (2,886)          --      (2,886)
 Stock issued in
  acquisition...........  13,176,193   (814,810)       --   174,584 $(10,796)      --        --           --     163,788
 Sale of common stock...     377,358         --        --     5,000       --       --        --           --       5,000
 Stock sold to benefit
  trust.................     505,440   (505,440)       --     5,023   (5,023)      --        --           --          --
 Stock transferred from
  benefit trust.........          --    121,197  (121,197)       --    1,452  $(1,452)       --           --          --
 Employee stock plans...      25,938         --        --       325       --       --        --           --         325
 Nonemployee director
  compensation plan.....      17,287         --        --       165       --       --        --           --         165
                          ---------- ----------  --------  -------- --------  -------   -------      -------    --------
BALANCE September 30,
 1998...................  28,385,991 (1,199,053) (121,197)  268,804  (14,367)  (1,452)   80,150       19,772     352,907
Comprehensive income:
 Net loss...............          --         --        --        --       --       --   (18,124)          --     (18,124)
 Change in unrealized
  securities gains--net
  of $769,000 tax.......          --         --        --        --       --       --        --        1,433       1,433
                                                                                                                --------
 Total comprehensive
  income................                                                                                         (16,691)
 Cash dividends ($0.12
  per share)............          --         --        --        --       --       --    (3,835)          --      (3,835)
 Stock issued in
  acquisition...........   5,006,770         --        --    40,054       --       --        --           --      40,054
 Stock transferred from
  benefit trust.........          --    514,082  (514,082)       --    6,159   (6,159)       --           --          --
 Employee stock plans...      91,629         --        --       658       --       --        --           --         658
 Nonemployee director
  compensation plan.....      39,776         --        --       331       --       --        --                      331
                          ---------- ----------  --------  -------- --------  -------   -------      -------    --------
BALANCE September 30,
 1999...................  33,524,166   (684,971) (635,279) $309,847 $ (8,208) $(7,611)  $58,191      $21,205    $373,424
                          ========== ==========  ========  ======== ========  =======   =======      =======    ========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                    Year Ended
                                   September 30,     Six Months Ended Year Ended
                                 ------------------   September 30,   March 31,
                                   1999      1998          1997          1997
                                 --------  --------  ---------------- ----------
                                           (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss)............  $(18,124) $ (7,834)     $ 9,951       $11,518
  Adjustments for noncash and
   nonoperating items:
   Loss on equity investment in
    partnership................    16,706        --
   Extraordinary item--net.....        --     1,999           --            --
   Minority interest in
    earnings of Savannah.......        --     1,766           --            --
   Impairment loss.............        --    12,538           --            --
   Depreciation &
    amortization...............    51,272    45,755        6,786        14,773
   Deferred income taxes.......      (727)   (2,579)       5,155         5,760
   Other.......................    (2,706)      470          369         1,164
  Changes in operating assets
   and liabilities (excluding
   operating assets and
   liabilities acquired in the
   purchase acquisitions):
   Accounts receivables--
    trade......................    84,619    (9,077)      (6,601)      (10,172)
   Inventories.................   (40,245)   21,278       20,651       (22,564)
   Deferred costs and prepaid
    expenses...................    (3,255)    8,814       (2,923)       (1,105)
   Accounts payable--trade.....    28,387    (3,638)      11,431        (6,997)
   Other current liabilities...    (9,736)  (23,501)       1,011        (1,285)
                                 --------  --------      -------       -------
  Operating cash flow..........   106,191    45,991       45,830        (8,908)
                                 --------  --------      -------       -------
INVESTING ACTIVITIES:
  Acquisitions, net of cash
   acquired....................  (112,455) (361,218)          --       (36,287)
  Capital expenditures.........   (26,805)  (42,419)     (15,214)      (12,322)
  Investment in marketable
   securities..................   (14,141)  (10,837)      (5,395)       (7,044)
  Proceeds from sale of
   marketable securities.......    15,300     4,337          492         1,172
  Proceeds from maturity of
   marketable securities.......     5,881     7,189        6,306           967
  Proceeds from sale of fixed
   assets......................     2,589     4,989          205           109
  Other........................     1,617    (6,108)      (2,657)        1,335
                                 --------  --------      -------       -------
  Investing cash flow..........  (128,014) (404,067)     (16,263)      (52,070)
                                 --------  --------      -------       -------
FINANCING ACTIVITIES:
  Sale of common stock.........        --     5,000           --        49,781
  Short-term borrowings:
   Bank borrowings--net........       450   (44,330)      34,391         4,180
   CCC borrowings--advances....    60,112    37,037           --        93,014
   CCC borrowings--repayments..   (60,112)  (37,037)     (53,770)      (79,125)
  Revolving credit borrowings--
   net.........................    89,100     2,400           --            --
  Long-term debt:
   Proceeds....................        --   523,274           --            --
   Repayment...................   (59,681) (132,229)      (9,159)       (1,595)
  Dividends paid...............    (3,835)   (2,886)        (428)           --
  Stock option proceeds and
   other.......................       837       370        1,034           512
                                 --------  --------      -------       -------
  Financing cash flow..........    26,871   351,599      (27,932)       66,767
                                 --------  --------      -------       -------
INCREASE (DECREASE) IN CASH AND
 TEMPORARY INVESTMENTS.........     5,048    (6,477)       1,635         5,789
CASH AND TEMPORARY INVESTMENTS,
 BEGINNING OF YEAR.............     2,877     9,354        7,719         1,930
                                 --------  --------      -------       -------
CASH AND TEMPORARY INVESTMENTS,
 END OF YEAR...................  $  7,925  $  2,877      $ 9,354       $ 7,719
                                 ========  ========      =======       =======

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 1999, 1998 and 1997, and March 31, 1997

1. ACCOUNTING POLICIES

 The Company

  The consolidated financial statements include the accounts of Imperial Sugar Company (formerly Imperial Holly Corporation) and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates in two domestic business segments--the production and sale of refined sugar and the sale and distribution of products for the foodservice industry. The Company is significantly affected by market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally through the limitations on importation of raw cane sugar for domestic consumption. In addition, agricultural conditions in the Company's growing areas may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing.

  A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, which extend for up to one year. The Company also contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from the purchase. To mitigate its exposure to future price changes, the Company attempts to manage the volume of refined sugar sales contracted for future delivery and the volume of raw cane sugar contracted for future delivery, when feasible. Additionally, the Company utilizes a participatory sugarbeet purchase contract, described below, which relates the cost of sugarbeets to the net selling price realized on refined beet sugar sales.

 Change in Fiscal Year

  In October 1997, the Company changed its fiscal year end from March 31 to September 30. As used herein, the terms fiscal 1999 and fiscal 1998 refer to the twelve months ended September 30, 1999 and 1998, respectively; fiscal 1997 refers to the twelve months ended March 31, 1997.

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

 Marketable Securities

  All of the Company's marketable securities are classified as "available for sale", and accordingly are reflected in the Consolidated Balance Sheet at fair market value, with the aggregate unrealized gain, net of related deferred tax liability, included as a separate component of comprehensive income within shareholders' equity. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


 Inventories

  Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in, first-out ("LIFO") method. All other costs are determined under the first-in, first-out ("FIFO") method.

  If only the FIFO cost method had been used, inventories would have been higher by $15.7 million at September 30, 1999, $16.7 million at September 30, 1998, and $18.9 million at September 30, 1997. Reductions in inventory quantities in the six month period ended September 30, 1997 resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years. The effect of this liquidation was to increase net income by about $468,000 ($0.03 per share) in the six month period ended September 30, 1997.

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

 Capitalization of Computer Software

  The American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires capitalization of certain internal-use computer software costs. SOP 98-1 was adopted by the Company in fiscal 1998.

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

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


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

 Accounting Pronouncements

  In Fiscal 1999, the Company adopted the following new accounting pronouncements:

  . SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income. Comprehensive Income is reported in the Consolidated Statements of Changes in Shareholders' Equity.

  . SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
   Information," redefines how operating segments are determined and requires disclosure of certain financial and descriptive information. See Note 11.

  . SFAS No. 132, "Employers' Disclosures about Pensions and Other
   Postretirement Benefits," modifies the required disclosures related to pensions and other postretirement benefits. See Note 9.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company's fiscal year ending September 30, 2001, requires recognition of the fair value of all derivatives as either assets or liabilities in the consolidated balance sheet. The Company will adopt this standard on October 1, 2000, and has not yet determined the impact of adoption on its consolidated financial statements.

 Reclassifications

  Certain amounts in prior years have been reclassified to be consistent with the 1999 presentation.

2. ACQUISITIONS

 Diamond Crystal

  On November 2, 1998 the Company acquired all the outstanding common stock of DSLT Inc. ("Diamond Crystal") in a merger of a wholly-owned subsidiary of the Company, with and into Diamond Crystal. Consideration for the acquisition paid at closing consisted of $79.6 million cash, 5.0 million shares of common stock and the repayment of $28.3 million of Diamond Crystal debt. The merger consideration was subject to adjustments based on an acquisition date balance sheet of Diamond Crystal and other factors. In April 1999, additional consideration of $0.6 million cash and 34,710 shares of the Company's common stock was paid based on the resolution of certain factors. The cash portion of the merger consideration was funded by borrowing under the Company's existing revolving credit agreement.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


  Diamond Crystal produces nutritional dry mixes, sauces, seasonings, drink mixes and desserts for distribution to the healthcare and foodservice industries. The purchase method was used to account for the acquisition and Diamond Crystal's results of operations are included in the Company's consolidated financial statements commencing November 2, 1998. The excess of purchase price over the book value of net assets acquired ("goodwill") is being amortized over 40 years.

  An allocation of the aggregate purchase price of $184.6 million, including $31.9 million of liabilities assumed, has been made to current assets ($33.3 million), plant, property and equipment ($18.8 million) and goodwill ($132.0 million). Liabilities assumed include $2.7 million for the estimated costs to close two Diamond Crystal production facilities, as well as cost related to the involuntary termination of certain administrative employees.

 Savannah Foods

  During fiscal 1998, the Company acquired Savannah Foods and Industries, Inc. a Georgia based producer and marketer of sugar and related products ("Savannah Foods"), in a two step transaction. The Company completed the first step on October 17, 1997, when it accepted for payment pursuant to a tender offer shares representing 50.1% of Savannah Foods outstanding common stock for aggregate consideration of $261 million cash (the "Equity Tender"). The second step was completed December 22, 1997, when Savannah Foods was merged with a subsidiary of the Company (the "Merger"). As a result of the two step acquisition, the consolidated financial statements include a minority interest in the earnings of Savannah Foods through December 22, 1997. In consideration for the Merger, Savannah Foods' stockholders received $106 million cash and
12.4 million shares of the Company's common stock.

  The purchase method was used to account for the acquisition and Savannah Foods' results of operations are included in the Company's consolidated financial statements commencing October 17, 1997, net of minority interest through December 22, 1997. Purchased intangibles, which include brand related intangibles and the excess of purchase price over the book value of net assets acquired ("goodwill") are being amortized over 40 years.

  An allocation of the aggregate purchase price of $749.9 million, including $215.8 million of liabilities assumed, has been made to current assets ($201.8 million), plant, property and equipment ($253.0 million), other assets ($11.1 million) and intangible assets ($284.1 million). Liabilities assumed include $4.5 million for the estimated cost related to the involuntary termination of certain administrative employees.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


  The following table presents unaudited, summarized pro forma operating results as if the acquisition of both Diamond Crystal and Savannah Foods and the related financing transactions had occurred on April 1, 1996, assuming effective income tax rates of 35% to 38%.

                                Year Ended
                               September 30,       Six Months Ended Year Ended
                           ----------------------   September 30,   March 31,
                              1999        1998           1997          1997
                           ----------  ----------  ---------------- ----------
                              (In Thousands of Dollars, Except Per Share
                                               Amounts)
Net sales................  $1,899,714  $1,982,351     $1,080,705    $2,026,099
                           ----------  ----------     ----------    ----------
Cost of sales............   1,722,788   1,774,862        925,355     1,758,597
Selling, General and
 Administrative..........      76,786      90,000         71,981       134,009
Depreciation and
 amortization............      51,705      51,169         25,372        50,470
Nonrecurring charges.....          --      18,287             --        11,003
                           ----------  ----------     ----------    ----------
Operating income.........      48,435      48,033         57,997        72,020
Interest expense.........     (59,774)    (58,648)       (30,299)      (63,704)
Loss on investment in
 partnership.............     (16,706)         --             --            --
Other income.............       6,295       9,861            671            92
                           ----------  ----------     ----------    ----------
Income (Loss) before
 income taxes............     (21,750)       (754)        28,369         8,408
Provision (Benefit) for
 income taxes............      (3,276)      4,635         12,577         6,909
                           ----------  ----------     ----------    ----------
Income (Loss) before
 extraordinary item......  $  (18,474) $   (5,389)    $   15,792    $    1,499
                           ==========  ==========     ==========    ==========
Basic earnings (loss) per
 share...................  $    (0.57) $    (0.17)    $     0.50    $     0.05
                           ==========  ==========     ==========    ==========

 Wholesome Foods

  In September 1998, the Company acquired Wholesome Foods, LLC for cash of $5.1 million. Wholesome is a leading supplier of organic sweeteners to the U.S. consumer and industrial markets. The purchase method was used to account for the acquisition. Pro forma effects of the acquisition are not material to the Company's consolidated results of operations.

3. INVESTMENTS

  Marketable securities consisted of the following (in thousands of dollars):

                                                  September 30, 1999
                                          ------------------------------------
                                                            Gross Unrealized
                                                     Fair       Holding
                                          Amortized Market  ------------------
                                            Cost     Value   Gains    Losses
                                          --------- ------- --------- --------
US Government securities maturing in
 2000....................................  $ 4,273  $ 4,253        -- $   (20)
Common stocks............................   28,601   61,243 $  33,164    (522)
                                           -------  ------- --------- -------
  Total..................................  $32,874  $65,496 $  33,164 $  (542)
                                           =======  ======= ========= =======

                                                  September 30, 1998
                                          ------------------------------------
                                                            Gross Unrealized
                                                     Fair       Holding
                                          Amortized Market  ------------------
                                            Cost     Value   Gains    Losses
                                          --------- ------- --------- --------
US Government securities maturing in
 1999....................................  $ 5,906  $ 5,942 $      36      --
Common stocks............................   23,155   53,536    30,832 $  (451)
                                           -------  ------- --------- -------
  Total..................................  $29,061  $59,478 $  30,868 $  (451)
                                           =======  ======= ========= =======

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


  Realized securities gains are reported net of realized losses of $28,000, in fiscal 1997. There were no realized securities losses during fiscal 1999, 1998 or the six months ended September 30, 1997.

  Other investments include the Company's royalty interest in a coal seam methane gas project, which is accounted for at amortized cost and, in 1998, its investment in Pacific Northwest Sugar Company. See Note 13.

4. SALE OF ACCOUNTS RECEIVABLE

  On June 30, 1999, the Company entered into a five-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Through a wholly-owned special purpose subsidiary, Imperial Securitization Corporation ("Imperial Securitization"), the Company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the Company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $110.0 million of undivided interests in accounts receivable through June 2004. The Company records such transfers as sales of the related accounts receivable as it has surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

  At September 30, 1999, the Company had sold an undivided interest in its accounts receivable to the purchaser for $105.0 million. The Company used these proceeds to pay down debt under its senior secured credit facilities. The Company's retained interest was $43.0 million; the fair value of the retained interest approximated its book value.

  The discount and fees under this agreement are variable based on the general level of interest rates on commercial paper and ranged from 5.03% to 5.95% during 1999 plus administrative fees typical in such transactions. These costs were approximately $1.8 million for fiscal 1999 and were included in selling, general and administrative in the accompanying Consolidated Statement of Operations. The Company receives compensation for servicing the accounts receivables that approximates its cost to provide such services. Accordingly, no servicing assets or liability is recorded.

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following (in thousands of dollars):

                                                                September 30,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
Land......................................................... $ 19,702 $ 52,355
Buildings, machinery and equipment...........................  570,527  509,412
Construction in progress.....................................   29,577   20,345
                                                              -------- --------
  Total......................................................  619,806  582,112
Less accumulated depreciation................................  217,442  183,919
                                                              -------- --------
Property, Plant and Equipment--Net........................... $402,364 $398,193
                                                              ======== ========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


6. SHORT-TERM BORROWINGS

  The Company borrows short-term from banks under various unsecured lines of credit and from the Commodity Credit Corporation ("CCC") under the USDA's price support loan program. CCC borrowings, which mature September 30 each year, are secured by refined beet sugar inventory and are recourse or nonrecourse to the Company depending upon certain regulatory conditions. CCC borrowings of up to $25 million seasonally may be made without reducing the availability of borrowings under the senior secured revolving credit facility (Note 7). Outstanding short-term borrowings at September 30, 1999 and 1998 were $1.6 million and $1.2 million, respectively. The weighted-average interest rate for the outstanding short-term borrowings was 6.35% and 6.98% for fiscal 1999 and 1998, respectively.

7. LONG-TERM DEBT

  Long-term debt was as follows (in thousands of dollars):

                                                                September 30,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
Senior Credit Agreement:
  Revolving credit facility.................................. $ 91,500 $  2,400
  Term loans.................................................  192,068  250,800
9 3/4% Senior Subordinated Notes due 2007....................  250,000  250,000
Industrial revenue bonds.....................................   25,204   22,500
8 3/8% Senior Notes due 1999.................................    5,801    5,801
Other........................................................    1,118    1,947
                                                              -------- --------
  Total long-term debt.......................................  565,691  533,448
Less current maturities......................................   12,114    7,555
                                                              -------- --------
Long-term debt, net.......................................... $553,577 $525,893
                                                              ======== ========

  To finance the Savannah Foods acquisition, finance a tender offer for the Company's 8 3/8 Senior Notes due 1999 (the "Debt Tender") and replace the Company's existing credit facilities, the Company entered into new financing agreements consisting of an Amended and Restated Credit Agreement, dated as of December 22, 1997, most recently amended November 18, 1999, (the "Senior Credit Agreement") and issued $250 million of 9 3/4% Senior Subordinated Notes due 2007. The $95 million proceeds from the initial sale of accounts receivable during fiscal 1999 were used to repay $52 million of term loans and $43 million outstanding under the revolving credit facility, and the Senior Credit Agreement was amended to reduce the revolving credit facility's commitment amount to $157 million.

  The industrial revenue bonds consist of various issues at fixed and variable interest rates, ranging from 3.95% to 6.55% and have maturity dates ranging from 2005 to 2025.

  Except for the 9 3/4% Senior Subordinated Notes due 2007, the carrying amount of the Company's long term debt approximates fair value. The fair value of the 9 3/4% Senior Subordinated Notes at September 30, 1999 was approximately $220 million.

  The Senior Credit Agreement is secured by substantially all of the Company's assets. The Senior Credit Agreement and the indenture for the 9 3/4% Senior Subordinated Notes due 2007 contain restrictive covenants which may limit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures and investments or pay dividends. The Company had the ability under the most restrictive of such covenants to pay $3 million of dividends as of September 30, 1999.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


  Interest on borrowings under the Senior Credit Agreement is at floating rates (either a base rate plus a margin from 0.75% to 3% or a Eurodollar rate plus a margin from 1.75% to 4%). The Company has entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on $230 million under the Senior Credit Agreement at a weighted average annual rate of 8.54% as of September 30, 1999. If the Company had been required to settle the interest rate swap agreements as of September 30, 1999, the Company would receive $2.9 million. The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

  Aggregate maturities of long-term debt at September 30, 1999 are as follows (in thousands of dollars):

      Year Ending September 30:
        2000.......................................................... $ 12,114
        2001..........................................................    7,865
        2002..........................................................    7,820
        2003..........................................................  175,161
        2004..........................................................   38,866
        Thereafter....................................................  323,865

  In connection with the Debt Tender, 8 3/8% Senior Notes due 1999 with a principal amount of $75.4 million were purchased in October 1997, and the indenture relating to the Senior Notes was amended to, among other things, remove restrictions on the Company's ability to create liens on certain properties. The Company reported as an extraordinary item a loss of $2.0 million on such purchase, net of tax of $1.1 million.

  Cash paid for interest on short and long-term debt was $57.2 million for fiscal 1999, $45.2 million for fiscal 1998, $7.0 million for the six months ended September 30, 1997, and $12.0 million for fiscal year ended March 31, 1997. Interest capitalized as part of the cost of constructing assets was $.4 million for fiscal 1999, $1.2 million for fiscal 1998, and $.3 million for the six months ended September 30, 1997. Such amount was not significant in fiscal 1997.

8. INCOME TAXES

  The components of the consolidated income tax provision (credit), including amounts reported as an extraordinary item, were as follows (in thousands of dollars):

                                    Year Ended
                                   September 30,    Six Months Ended Year Ended
                                  ----------------   September 30,   March 31,
                                   1999     1998          1997          1997
                                  -------  -------  ---------------- ----------
Federal:
  Current........................ $(3,116) $ 2,419           --       $    20
  Tax benefit of operating loss
   carryforward utilized
   (generated)...................  (8,699)   3,332       $1,551        (1,762)
  Deferred.......................   7,972   (4,663)       3,604         7,522
State............................     389      694          687           390
                                  -------  -------       ------       -------
  Total.......................... $(3,454) $ 1,782       $5,842       $ 6,170
                                  =======  =======       ======       =======

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities were as follows (in thousands of dollars):

                                               September 30,
                         ----------------------------------------------------------
                                     1999                          1998
                         ----------------------------  ----------------------------
                         Assets  Liabilities  Total    Assets  Liabilities  Total
                         ------- ----------- --------  ------- ----------- --------
Current:
  Marketable securities
   valuation
   differences..........      --  $ (11,418) $(11,418)      --  $ (10,676) $(10,676)
  Inventory valuation
   differences,
   principally purchase
   accounting...........      --    (13,973)  (13,973)      --    (15,367)  (15,367)
  Manufacturing costs
   prior to production
   deducted currently...      --    (12,004)  (12,004)      --    (11,361)  (11,361)
  Accruals not currently
   deductible........... $ 5,437         --     5,437  $ 6,802         --     6,802
  Alternate minimum tax
   differences..........     902         --       902      902         --       902
  Operating loss
   carryforward.........   8,699         --     8,699       --         --        --
  Other.................   1,010         --     1,010    2,114         --     2,114
                         -------  ---------  --------  -------  ---------  --------
    Total current.......  16,048    (37,395)  (21,347)   9,818    (37,404)  (27,586)
                         -------  ---------  --------  -------  ---------  --------
Noncurrent:
  Depreciation
   differences,
   including purchase
   accounting...........      --    (63,268)  (63,268)      --    (65,678)  (65,678)
  Accruals not currently
   deductible...........  24,022         --    24,022   29,332         --    29,332
  Other.................   6,765         --     6,765    2,565         --     2,565
                         -------  ---------  --------  -------  ---------  --------
    Total noncurrent....  30,787    (63,268)  (32,481)  31,897    (65,678)  (33,781)
                         -------  ---------  --------  -------  ---------  --------
      Total............. $46,835  $(100,663) $(53,828) $41,715  $(103,082) $(61,367)
                         =======  =========  ========  =======  =========  ========

  The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company's income before taxes (including extraordinary item). The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

                                   Year Ended
                                  September 30,    Six Months Ended Year Ended
                                 ----------------   September 30,   March 31,
                                  1999     1998          1997          1997
                                 -------  -------  ---------------- ----------
Income taxes computed at the
 statutory federal rate......... $(7,552) $(1,501)      $5,527        $6,191
  Non deductible goodwill
   amortization.................   3,847    2,424           --            --
  Non taxable interest and
   dividends....................    (291)    (316)        (121)         (217)
  State income taxes............     253      451          447           253
  Other.........................     289      724          (11)          (57)
                                 -------  -------       ------        ------
    Total....................... $(3,454) $ 1,782       $5,842        $6,170
                                 =======  =======       ======        ======

  Income taxes paid were $1.0 million in fiscal 1999, $4.0 million in fiscal 1998, $1.9 million in the six months ended September 30, 1997 and $2.3 million in fiscal 1997.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


9. EMPLOYEE BENEFITS

 Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

  Substantially all of the Company's nonseasonal employees are covered by retirement plans. Certain unionized employees are covered by an industry-wide plan, and other employees are covered by Company-sponsored defined benefit plans. Under the Company-sponsored defined benefit plans, retirement benefits are primarily a function of years of service and the employee's compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains, and losses over the remaining service periods. Additionally, the Company provides a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law. The Company provides a non-qualified retirement plan for non-employee directors, which provides benefits based upon years of service as a director and the retainer in effect at the date of a director's retirement. Certain of the Company's subsidiaries sponsor benefit plans that provide postretirement health care and life insurance benefits to certain employees who meet the applicable eligibility requirements.

  The following table presents the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used (in thousands of dollars):

                                                       Postretirement Benefits
                                   Pension Benefits      Other Than Pensions
                                   ------------------  ------------------------
                                      Year Ended             Year Ended
                                     September 30,          September 30,
                                   ------------------  ------------------------
                                     1999      1998       1999         1998
                                   --------  --------  -----------  -----------
Change in benefit obligation:
  Benefit obligation at beginning
   of year.......................  $220,998  $ 82,880  $    37,029
  Acquisition....................     8,342   113,062        3,712  $    29,474
  Service cost...................     5,956     4,899          370          149
  Interest cost..................    15,034    14,304        2,642        2,127
  Amendments.....................     3,382     1,152
  Actuarial (gain)/loss..........   (16,463)   15,352       (3,679)       7,365
  Curtailment loss...............                 (89)
  Expenses paid..................    (1,527)   (1,333)
  Benefits paid..................   (14,182)   (9,229)      (1,948)      (2,086)
                                   --------  --------  -----------  -----------
  Benefits obligation at end of
   year..........................   221,540   220,998       38,126       37,029
                                   ========  ========  ===========  ===========
Change in plan assets:
  Fair value of plan assets at
   beginning of year.............   230,000   104,153
  Acquisition....................     7,443   100,537
  Actual return on plan assets...    24,297    33,566
  Employer contribution..........     2,405     2,306        1,948        2,086
  Expenses paid..................    (1,580)   (1,333)
  Benefits paid..................   (14,182)   (9,229)      (1,948)      (2,086)
                                   --------  --------  -----------  -----------
  Fair value of plan assets at
   end of year...................   248,383   230,000
                                   ========  ========  ===========  ===========
Funded status....................    26,843     9,002      (38,128)     (37,029)
Unrecognized actuarial
 (gain)/loss.....................   (47,739)  (30,946)       4,689        7,365
Unrecognized prior service cost..     7,280     4,574
Unrecognized net transition
 obligation (asset)..............    (1,113)      105
Amount contributed...............       518     1,500          571
                                   --------  --------  -----------  -----------
Net amount recognized............  $(14,211) $(15,765) $   (32,868) $   (29,664)
                                   ========  ========  ===========  ===========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


                                                      Postretirement Benefits
                                  Pension Benefits      Other Than Pensions
                                  ------------------  ------------------------
                                    September 30,          September 30,
                                  ------------------  ------------------------
                                    1999      1998       1999         1998
                                  --------  --------  -----------  -----------
Amounts recognized in the
 statement of financial position
 consist of:
  Accrued benefit liability.....  $(16,074) $(17,941) $   (32,868) $   (29,664)
  Intangible asset..............     1,863     2,176           --           --
                                  --------  --------  -----------  -----------
Net amount recognized...........  $(14,211) $(15,765) $   (32,868) $   (29,664)
                                  ========  ========  ===========  ===========

  The assumptions used and the annual cost related to these plans consist of the following:

                                    Year Ended
                                   September 30,     Six Months Ended Year Ended
                                 ------------------   September 30,   March 31,
Pension Benefits                   1999      1998          1997          1997
----------------                 --------  --------  ---------------- ----------
Weighted-average assumptions:
  Discount rate................       7.5%     6.75%         7.5%          8.0%
  Expected return on plan
   assets......................       9.0%      9.0%         8.0%          8.0%
  Rate of compensation
   increase....................   4.5-5.0%  4.5-5.0%         5.0%          5.0%
Components of net periodic
 benefit cost:
  Service Cost.................  $  5,956  $  4,899      $ 1,359       $ 2,756
  Interest cost................    15,034    14,304        2,927         5,883
  Expected return on plan
   assets......................   (20,827)  (18,070)      (3,408)       (5,842)
  Amortization of prior service
   cost........................       580       499          118           313
  Amortization of transition
   (asset)/obligation..........       103       236         (266)          236
  Recognized actuarial
   (gain)/loss.................    (1,972)   (1,691)         250           (27)
                                 --------  --------      -------       -------
Net periodic benefit cost......    (1,126)      177          980         3,319
Curtailment effect recognized..        96        20           --            --
                                 --------  --------      -------       -------
Total net periodic benefit
 cost--
 Company-sponsored plans.......    (1,030)      197          980         3,319
Industry-wide plan for certain
 unionized employees...........       467       479          212           432
                                 --------  --------      -------       -------
  Total pension cost...........  $   (563) $    676      $ 1,192       $ 3,751
                                 ========  ========      =======       =======
                                    Year Ended
                                   September 30,
                                 ------------------
Postretirement Benefits Other
Than Pensions                      1999      1998
-----------------------------    --------  --------
Weighted-average assumptions:
  Discount rate................       7.5%     6.75%
Components of net periodic
 benefit cost:
  Service Cost.................  $    370  $    149
  Interest cost................     2,642     2,127
  Recognized actuarial
   (gain)/loss.................       229
  Amortization of net
   transition obligation
   (asset).....................        65
                                 --------  --------
Net periodic benefit cost......  $  3,306  $  2,276
                                 ========  ========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $21.4 million, $19.1 million, and $.6 million as of September 30, 1999 and $33.5 million, $30.1 million, and $14.3 million as of September 30, 1998.

  The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 1999 was 6.0% to 10.9% for 2000. The rate was assumed to decrease gradually to 5.0% to 6.0% for 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage   1-Percentage
                                                 Point Increase Point Decrease
                                                 -------------- --------------
                                                   (in thousands of dollars)
Effect on total service and interest Cost
 components.....................................     $  165        $  (155)
Effect on postretirement benefit Obligation.....      4,536         (3,791)

 401(k) Plans

  Substantially all of the employees may elect to defer up to 15% of their annual compensation in the Company sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amounts charged to expense for each of the periods presented for these plans were not significant.

 Employee Stock Purchase Plan

  In July 1993, the shareholders approved an amended and restated employee stock purchase plan and reserved 1.0 million shares of common stock. The plan provides substantially all year-round employees the option to purchase shares of common stock either through open market purchases at market value or directly from the Company at 85% of market value. The amounts charged to compensation expense for each of the periods presented for the discount on shares purchased under the latter alternative were not significant.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


10. SHAREHOLDERS' EQUITY

 Earnings per Share

  The following table presents information necessary to calculate basic and diluted earnings per share.

                                  Year Ended
                                 September 30,       Six Months Ended Year Ended
                             ----------------------   September 30,   March 31,
                                1999        1998           1997          1997
                             ----------  ----------  ---------------- ----------
                                (In Thousands of Dollars, Except per Share
                                                 Amounts)
Earnings for basic and
 diluted computation:
  Income (loss) before
   extraordinary item......  $  (18,124) $   (5,835)    $    9,951    $   11,518
    Adjustments--None......          --          --             --            --
                             ----------  ----------     ----------    ----------
  Adjusted income (loss)
   before extraordinary
   item....................  $  (18,124) $   (5,835)    $    9,951    $   11,518
                             ==========  ==========     ==========    ==========
  Net income (loss)........  $  (18,124) $   (7,834)    $    9,951    $   11,518
    Adjustments--None......          --          --             --            --
                             ----------  ----------     ----------    ----------
  Adjusted net income
   (loss)..................  $  (18,124) $   (7,834)    $    9,951    $   11,518
                             ==========  ==========     ==========    ==========
Basic earnings per share:
  Weighted average shares
   outstanding.............  31,712,602  24,177,762     14,247,193    12,576,489
                             ==========  ==========     ==========    ==========
  Income (loss) per share
   before extraordinary
   item....................  $    (0.57) $    (0.24)    $     0.70    $     0.92
                             ==========  ==========     ==========    ==========
  Net income (loss) per
   share...................  $    (0.57) $    (0.32)    $     0.70    $     0.92
                             ==========  ==========     ==========    ==========
Diluted earnings per share:
  Weighted average shares
   outstanding.............  31,712,602  24,177,762     14,247,193    12,576,489
  Incremental shares
   issuable from assumed
   exercise of stock
   options under the
   treasury stock method
   (1).....................          --          --        137,896       151,013
                             ----------  ----------     ----------    ----------
  Weighed average shares
   outstanding --as
   adjusted................  31,712,602  24,177,762     14,385,089    12,727,502
                             ==========  ==========     ==========    ==========
  Income (loss) per share
   before extraordinary
   item....................  $    (0.57) $    (0.24)    $     0.69    $     0.90
                             ==========  ==========     ==========    ==========
  Net income (loss) per
   share...................  $    (0.57) $    (0.32)    $     0.69    $     0.90
                             ==========  ==========     ==========    ==========

--------
(1) Since the Company incurred a loss for fiscal 1999 and 1998, certain dilutive securities were excluded as they would be anti-dilutive to basic EPS. Securities excluded from the computation of diluted EPS for the year ended September 30, 1999 that could potentially dilute basic EPS in the future were options to purchase 1,854,000 shares to be issued under the Company's employee stock incentive plan and 3,000 shares to be issued under the nonemployee director stock option plan.

  The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal 1997. As permitted by SFAS No. 123, the Company measures compensation cost using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


  The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123. For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 38% to 42%; risk-free interest rate of 5.49% to 7.06%; and expected lives of 7 to 10 years. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the unaudited pro forma amounts below (in thousands of dollars, except per share amounts):

                                       Year Ended       Six Months
                                     September 30,         Ended     Year Ended
                                    -----------------  September 30, March 31,
                                      1999     1998        1997         1997
                                    --------  -------  ------------- ----------
Income (loss) before extraordinary
 item
  As reported.....................  $(18,124) $(5,835)    $9,951      $11,518
  Pro forma.......................   (19,265)  (6,725)     9,839       11,351
Net income (loss)
  As reported.....................   (18,124)  (7,834)    $9,951      $11,518
  Pro forma.......................   (19,265)  (8,724)     9,839       11,351
Basic earnings per share:
Income (loss) before extraordinary
 item
  As reported.....................  $  (0.57) $ (0.24)    $ 0.70      $  0.92
  Pro forma.......................     (0.61)   (0.28)      0.69         0.90
Net Income (loss)
  As reported.....................  $  (0.57) $ (0.32)    $ 0.70      $  0.92
  Pro forma.......................     (0.61)   (0.36)      0.69         0.90

 Shareholder Rights Plan

  In 1989, the Board of Directors declared a dividend of one Right for each outstanding share of the Company's common stock. Certain terms of the rights were amended in January 1995. Each of the Rights, which are currently attached to the common stock, entitle the holder to purchase two three-hundredths of a share of a new series of Junior Participating Preferred Stock (219,259 in total as of September 30, 1999) at a price of $60 (subject to adjustment). The Rights are not exercisable until the earlier of ten days after the public announcement that a person or group has acquired 15% or more (25% or more for persons who were 10% shareholders on January 27, 1995) of the Company's outstanding common stock (an "Acquiring Person") or ten business days after the commencement of a tender offer to acquire such an interest. Under certain circumstances, the Rights, other than the Rights held by the Acquiring Person, will become exercisable for common stock of the Company (or an acquirer) with a market value equal to two times the exercise price of the Right. The Rights are redeemable, at 2/3 cents per Right, at any time prior to a person becoming an Acquiring Person. The Rights will expire on October 31, 2007.

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

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997

Greencore will be required to vote for the director nominees recommended by the Board of Directors. During the term of the Investor Agreement, Greencore is also subject to restrictions relative to certain actions regarding the Company.

 Stock Incentive Plan

  The shareholders have approved the Imperial Holly Corporation Stock Incentive Plan, and have reserved for issuance 3.6 million shares of common stock. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options have an exercise price equal to the fair market value of the shares of common stock at date of grant, become exercisable in annual increments for up to five years commencing one year after date of grant, and expire not more than ten years from date of grant.

  Stock option activity in the plan was as follows:

                                  Year Ended                Year Ended
                              September 30, 1999        September 30, 1999
                           ------------------------- -------------------------
                                        Weighted-                 Weighted-
                                         Average                   Average
                                      Exercise Price            Exercise Price
                            Options     per Share     Options     per Share
                           ---------  -------------- ---------  --------------
Beginning Balance......... 1,980,504      $ 9.63       582,895      $10.33
Granted...................   256,500        6.49     1,492,827        9.40
Expired...................  (293,644)      11.47       (80,049)      11.25
Exercised.................   (89,225)       6.44       (15,169)       7.60
                           ---------                 ---------
Balance, September 30..... 1,854,135        9.04     1,980,504        9.63
                           =========                 =========
Exercisable as of
 September 30.............   613,034        9.44       435,726       10.09
                           =========                 =========
                               Six Months Ended        Year Ended March 31,
                              September 30, 1997               1997
                           ------------------------- -------------------------
                                        Weighted-                 Weighted-
                                         Average                   Average
                                      Exercise Price            Exercise Price
                            Options     per Share     Options     per Share
                           ---------  -------------- ---------  --------------
Beginning Balance.........   614,327      $10.39       528,589      $10.03
Granted...................     9,000       11.33       141,700       12.90
Expired...................   (30,800)      12.84       (41,551)      15.22
Exercised.................    (9,632)       6.99       (14,411)       7.97
                           ---------                 ---------
Balance, March 31.........   582,895       10.33       614,327       10.39
                           =========                 =========
Exercisable as of March
 31.......................   367,020       10.31       364,964       10.23
                           =========                 =========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


  Options outstanding at September 30, 1999 consisted of the following:

                                                              Exercisable Options
                                                            ------------------------
                              Weighted-                                 Weighted-
    Range of                   Average     Weighted-Average              Average
 Exercise Prices  Number of Exercise Price    Remaining     Number of Exercise Price
    per Share      Options    per Share    Contractual Life  Options    per Share
 ---------------  --------- -------------- ---------------- --------- --------------
 $6.00-
  $8.87             507,125     $7.43         7.4 years      226,375      $8.45
 $9.12-
  $12.25          1,266,985      9.42         8.3 years      326,890       9.44
 $13.19-
  $15.50             80,025     13.22         6.9 years       59,769      13.21

 Nonemployee Director Stock Option Plan

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

                              Year Ended September 30,       Six Months Ended
                         -----------------------------------   September 30,       Year Ended
                               1999              1998              1997          March 31, 1997
                         ----------------- ----------------- ------------------ -----------------
                                   Price             Price              Price             Price
                         Options per Share Options per Share Options  per Share Options per Share
                         ------- --------- ------- --------- -------  --------- ------- ---------
Beginning Balance.......  3,000    $6.61    2,250    $7.56    4,500     $6.53    3,000    $5.88
Granted.................     --             1,500     5.38       --        --    1,500     7.84
Expired.................     --              (750)    7.00       --        --       --
Exercised...............     --                --            (2,250)     5.50       --
                          -----             -----            ------              -----
Ending Balance..........  3,000     6.61    3,000     6.61    2,250      7.56    4,500     6.53
                          =====             =====            ======              =====
Exercisable at Period
 End....................     --                --               750      7.00    3,000     5.88
                          =====             =====            ======              =====

  Options outstanding at September 30, 1999 have a range of exercise prices of $5.38 to $7.84, and a weighted-average remaining contractual life of 2.2 years.

 Nonemployee Director Compensation Plan

  In fiscal 1997, the shareholders approved the Nonemployee Director Compensation Plan which provides for the annual award of common stock to directors in lieu of their cash retainer. Shares of common stock awarded pursuant to this plan totaled 39,776 in fiscal 1999, 17,287 in fiscal 1998 and 21,760 in both the six months ended September 30, 1997 and in fiscal 1997.

11. REPORTABLE SEGMENTS

  The Company has identified two reportable segments: sugar and foodservice. The segments are strategic business units that offer different products to different customers. The segments are managed separately because each business requires different production technology and marketing strategies.

  The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company evaluates performance based on operating income of the respective business units.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


  The sugar segment produces and sells refined sugar and related products. The segment's products include granulated, powdered, liquid, liquid blends and brown sugars, which are primarily sold to grocery and industrial customers and by-products from the production of refined sugar. The foodservice segment sells numerous products to foodservice customers, including healthcare institutions, ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer and plastic cutlery, nutritional dry mixes, frozen nutritional products, sauces, seasonings, drink mixes, desserts and diet kits.

  Summarized financial information concerning the Company's reportable segments for the years ended 1999 and 1998 is shown in the following table. The "Corporate and Other" column includes corporate-related items and Imperial Securitization. The Company had limited activity in the foodservice segment prior to the acquisitions of Savannah Foods and Diamond Crystal in October 1997 and November 1998, respectively; the Company did not identify foodservice as a segment before fiscal 1998. It is impracticable to disclose the foodservice segment data for the six months ended September 30, 1997 and year ended March 31, 1997 on a restated segment basis.

                                                Corporate Reconciling
                           Sugar    Foodservice and other Eliminations Consolidated
                         ---------- ----------- --------- ------------ ------------
                                           (Thousands of Dollars)
As of and for the Year
Ended
September 30, 1999
----------------------
  Revenues from external
   customers............ $1,490,981  $397,649         --          --    $1,888,630
  Intersegment
   revenues.............     92,493     7,234         --    $(99,727)           --
  Gross margin..........    122,327    52,283         --          --       174,610
  Depreciation and
   amortization.........     38,849     9,782    $ 2,641          --        51,272
  Operating income......     35,661    14,037     (1,794)         --        47,904
  Total assets..........    870,894   247,834    162,055          --     1,280,783
  Capital expenditures..     17,569     3,723      5,513          --        26,805
As of and for the Year
Ended
September 30, 1998
----------------------
  Revenues from external
   customers............ $1,529,189  $253,902         --          --    $1,783,091
  Intersegment
   revenues.............     37,532     7,252         --    $(44,784)           --
  Gross margin..........    146,931    21,408         --          --       168,339
  Depreciation and
   amortization.........     37,532     6,268    $ 1,955          --        45,755
  Operating income......     33,533     5,406         --          --        38,939
  Total assets..........    968,312   116,642     94,846          --     1,179,800
  Capital expenditures..     35,489       872      6,058          --        42,419

  Reconciliation of operating income to net loss before income taxes, minority interest and extraordinary item (in thousands):

                                                    Year Ended September 30,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
  Operating income................................. $     47,904  $     38,939
  Interest expense--net............................      (59,071)      (48,718)
  Realized securities gains--net...................        4,697         2,181
  Loss on partnership investment...................      (16,706)           --
  Other income--net................................        1,598         6,386
                                                    ------------  ------------
  Loss before income taxes, minority interest and
   extraordinary item.............................. $    (21,578) $     (1,212)
                                                    ============  ============

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997


12. COMMITMENTS AND CONTINGENCIES

  The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

  The Company was obligated under $26.4 million in outstanding letters of credit at September 30, 1999.

  The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $6.5 million in fiscal 1999, $7.8 million in fiscal 1998, $3.6 million for the six month period ended September 30, 1997 and $5.8 million in fiscal 1997.

  The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 1999 are summarized as follows (in thousands of dollars):

                                                                       Operating
      Fiscal Year Ending September 30,                                  Leases
      --------------------------------                                 ---------
        2000..........................................................  $2,734
        2001..........................................................   2,365
        2002..........................................................   2,010
        2003..........................................................   1,638
        2004..........................................................   1,123
        Thereafter....................................................   3,447

  The aggregate future minimum amount to be received under sub-leases was $2.0 million at September 30, 1999.

13. SUPPLEMENTARY INCOME STATEMENT INFORMATION

  In fiscal 1999, the Company recorded charges totaling $16.7 million to write-off its investment in Pacific Northwest Sugar Company, a partnership in which a subsidiary of the Company was a 43% limited partner. In connection with the restructuring of the partnership's debt, the Company transferred its limited partnership interest to an affiliate of the general partner. An agreement dated April 26, 1999 terminated the Company's involvement with the project and includes mutual releases among the parties. As a result of the agreement, the general partner became the sole owner of the partnership, which constructed, owns and operates a beet sugar processing facility in Moses Lake, Washington. The facility experienced substantial operating losses in its first year of operation due principally to critical equipment failures, exacerbated by warmer than normal weather during the processing campaign. The Company's share of such losses on the equity accounting method totaled approximately $10.5 million and is included in the above mentioned charge.

  In fiscal 1998, the Company incurred a $1.0 million charge for severance and related costs in connection with the reorganization of administrative functions after the acquisition of Savannah Foods. Substantially all such amounts were paid by September 30, 1999. Additionally, a charge of $3.8 million was recorded for the loss the Company expected to incur in fulfilling its industrial sales commitments in California at higher costs as a result of the abnormal weather experienced there during the spring months.

  In fiscal 1998, the Company ceased sugarbeet processing at its Hereford, Texas factory, and provided $1.0 million for the estimated cash closure costs, principally severance costs in connection with the layoff of approximately 60 employees. Substantially all such amounts were paid by September 30, 1999. The Company

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

             September 30, 1999, 1998 and 1997, and March 31, 1997

continues to operate a molasses desugarization plant at the Hereford facility by processing molasses from other beet sugar factories. The Company recorded a $12.5 million asset impairment loss to reduce the carrying value of the sugarbeet processing plant to its estimated fair value and to reduce the carrying value of the molasses desugarization plant to its fair value, which was based on the present value of the projected future cash flows.

  Other income--net includes interest and dividends totaling $1.7 million for fiscal 1999, $2.7 million for fiscal 1998, $1.2 million for the six months ended September 30, 1997, and $1.8 million for fiscal 1997.

  Substantially all of the Company's consolidated subsidiaries fully and unconditionally guarantee the Company's 9 3/4% senior subordinated notes due 2007. The Company does not publish separate financial statements for such guarantor subsidiaries because management has determined that such information is not material to investors. Condensed, combined financial information for such guarantor subsidiaries was as follows (in thousands of dollars):

                                    Year Ended
                                   September 30,     Six Months Ended Year Ended
                               ---------------------  September 20,   March 31,
                                  1999       1998          1997          1997
                               ---------- ---------- ---------------- ----------
Income Statement Data
---------------------
  Net sales................... $1,626,147 $1,498,842     $253,543      $443,699
  Operating income............     35,520     50,414       16,993        16,606
  Net income..................      7,559     24,875        8,324         3,726
                                                      September 30,
Balance Sheet Data                                         1999
------------------                                   ----------------
  Current assets....................................     $361,218
  Plant, property and equipment--net................      345,337
  Goodwill--net.....................................      402,459
  Current liabilities...............................      184,866
  Long-term debt....................................       22,100