Form 10-Q
period 1999-12-31
IMPERIAL SUGAR CO /NEW/
filed 2000-02-11
CIK 831327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________


                                   FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject

t to such filing requirements for the past 90 days.

                             Yes   X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 2000.

                              32,219,266 shares.

                            IMPERIAL SUGAR COMPANY


                                     Index



                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets                                         3

         Consolidated Statements of Operations                               4

         Consolidated Statements of Cash Flows                               5

         Consolidated Statements of Changes in
         Shareholders' Equity                                                6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      11

Item 3   Quantitative and Qualitative Disclosure
         About Market Risk                                                  14


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 6.  Exhibits and Reports on Form 8-K                                   15


                            ______________________

     The statements regarding future market prices, operating results, synergies, sugarbeet acreage, agricultural results, future operating efficiencies and cost savings and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy (including the impact of the North American Free Trade Agreement, or NAFTA) the ability of the Company to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                        PART I - FINANCIAL INFORMATION


                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31, 1999      SEPTEMBER 30, 1999
                                                    (Unaudited)
                                                  -----------------      ------------------
                                                         (In Thousands of Dollars)
                        ASSETS
CURRENT ASSETS:
  Cash and temporary investments                    $   14,655            $    7,925
  Marketable securities                                 19,848                65,496
  Accounts receivable - trade                           37,904                64,458
  Inventories:
      Finished products                                245,391               157,869
      Raw and in-process materials                     152,396                61,299
      Supplies                                          39,306                39,896
  Deferred costs and prepaid expenses                   25,107                43,461
                                                    ----------            ----------
      Total current assets                             534,607               440,404

OTHER INVESTMENTS                                        4,933                 5,009

PROPERTY, PLANT AND EQUIPMENT - net                    393,271               402,364

GOODWILL & OTHER INTANGIBLES - net                     403,918               406,627

OTHER ASSETS                                            26,963                26,379
                                                    ----------            ----------
      TOTAL                                         $1,363,692            $1,280,783
                                                    ==========            ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                          $  210,058            $  141,428
  Short-term borrowings                                 38,918                 1,611
  Current maturities of long-term debt                   5,419                12,114
  Other current liabilities                             71,857                83,162
                                                    ----------            ----------
      Total current liabilities                        326,252               238,315

LONG-TERM DEBT - net of current maturities             552,709               553,577

DEFERRED INCOME TAXES, EMPLOYEE BENEFITS
  AND OTHER LIABILITIES                                113,548               115,467

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, without par value, issuable
   in series; 5,000,000 shares authorized,
   none issued                                               -                     -
  Common stock, without par value;
   50,000,000 shares authorized                        309,913               309,847
  Stock held by benefit trust                           (8,208)               (8,208)
  Treasury stock                                        (7,611)               (7,611)
  Retained earnings                                     72,110                58,191
  Unrealized securities gains - net of
   income taxes                                          4,979                21,205
                                                    ----------            ----------
      Total shareholders' equity                       371,183               373,424
                                                    ----------            ----------
              TOTAL                                 $1,363,692            $1,280,783
                                                    ==========            ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three Months Ended
                                                        December 31,
                                                  -----------------------
                                                     1999           1998
                                                  ---------      --------
                                                 (In Thousands of Dollars,
                                                  Except per Share Amounts)

NET SALES                                        $  468,599     $  471,761
                                                 ----------     ----------
COSTS AND EXPENSES:
  Cost of sales                                     424,333        421,581
  Selling, general and administrative                21,945         18,893
  Depreciation and amortization                      13,637         12,564
                                                 ----------     ----------
    Total                                           459,915        453,038
                                                 ----------     ----------
OPERATING INCOME                                      8,684         18,723

INTEREST EXPENSE                                    (14,302)       (14,117)

REALIZED SECURITIES GAINS                            29,178              -

OTHER INCOME - net                                      456            416
                                                 ----------     ----------
INCOME BEFORE INCOME TAXES                           24,016          5,022

PROVISION FOR INCOME TAXES                           10,097          2,657
                                                 ----------     ----------
NET INCOME                                       $   13,919     $    2,365
                                                 ==========     ==========

BASIC EARNINGS PER SHARE OF COMMON STOCK              $0.43          $0.08
                                                 ==========     ==========
DILUTED EARNINGS PER SHARE OF COMMON STOCK            $0.43          $0.08
                                                 ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING              32,208,384     30,335,994
                                                 ==========     ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                              Three Months Ended
                                                                 December 31,
                                                           -----------------------
                                                               1999         1998
                                                           ----------    ---------
                                                          (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income                                               $   13,919    $   2,365
  Adjustments for non-cash and non-operating items:
    Depreciation and amortization                              13,637       12,564
    Gain on sale of marketable securities                     (29,178)           -
    Other                                                         263          791
  Changes in operating assets and liabilities
      (excluding amounts acquired in the Diamond
       Crystal acquisition):
    Accounts receivables - trade                               26,554       41,754
    Inventories                                              (178,029)    (153,318)
    Deferred costs and prepaid expenses                        18,354       17,585
    Accounts payable - trade                                   68,630       50,758
    Other current liabilities                                  (3,874)     (19,123)
                                                           ----------    ---------
  Operating cash flow                                         (69,724)     (46,624)
                                                           ----------    ---------
INVESTING ACTIVITIES:
  Acquisition of Diamond Crystal, net of cash acquired              -     (111,216)
  Capital expenditures                                         (3,365)      (5,951)
  Proceeds from sales of securities                            49,858        6,217
  Proceeds from sales of fixed assets                           1,711           15
  Other                                                        (1,527)       4,890
                                                           ----------    ---------
Investing cash flow                                            46,677     (106,045)
                                                           ----------    ---------
FINANCING ACTIVITIES:
  Short-term debt:
    CCC borrowings - advances                                  37,804       10,017
    Other - net                                                  (497)        (257)
  Revolving credit borrowings (repayments) - net               25,500      144,700
  Repayment of long-term debt                                 (33,064)      (1,688)
  Dividends paid                                                    -         (950)
  Issuance of stock and other                                      34          406
                                                           ----------    ---------
Financing cash flow                                            29,777      152,228

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS           6,730         (441)

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD             7,925        2,877
                                                           ----------    ---------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD              $   14,655    $   2,436
                                                           ==========    =========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Three Months Ended December 31, 1999
                                  (UNAUDITED)




                                   Shares of Common Stock                Common Stock
                            -----------------------------------  --------------------------------            Unrealized
                                        Held by       Treasury                Held by    Treasury  Retained   Securities
                              Issued  Benefit Trust    Stock     Issued    Benefit Trust   Stock   Earnings      Gains    Total
                            --------- -------------  ---------   -------   ------------- --------- --------- ----------- -------
                                                                                 (In Thousands of Dollars)
BALANCE SEPTEMBER 30, 1999   33,524,166  (684,971)    (635,279)   $309,847     $(8,208)   $(7,611)   $ 58,191   $ 21,205  $373,424
Comprehensive income:
     Net income                       -         -            -           -           -          -      13,919          -    13,919
     Change in unrealized
      securities
      gains - net                     -         -            -           -           -          -                (16,226)  (16,226)
                                                                                                                           --------
     Total comprehensive
      income                                                                                                                (2,307)
Employee stock purchase plan
 & stock option exercises         8,544         -            -          40           -          -           -          -        40
Nonemployee director
     compensation plan                -         -            -          26           -          -           -          -        26
                             ----------  --------     --------    --------     -------    -------    --------    -------  --------
BALANCE DECEMBER 31, 1999    33,532,710  (684,971)    (635,279)   $309,913     $(8,208)   $(7,611)   $ 72,110    $ 4,979  $371,183
                             ==========  ========     ========    ========     =======    =======    ========    =======  ========

                See notes to consolidated financial statements.

                            IMPERIAL SUGAR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


1.  ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

     Cost of Sales

     Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond December 31. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. These financial statements include an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through December 31. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs incurred prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

     Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company's fiscal year ending September 30, 2001, and requires recognition of the fair value of all derivatives as either assets or liabilities in the consolidated balance sheet. The Company will adopt this standard on October 1, 2000, and has not yet determined the impact of adoption on its consolidated financial statements.

     Reclassifications

     Certain amounts in the prior year have been reclassified to be consistent with the fiscal 2000 presentation.

2.  ACQUISITIONS

     On November 2, 1998, the Company acquired all the outstanding common stock of DSLT Inc. ("Diamond Crystal"), which produces nutritional dry mixes, sauces, seasonings, drink mixes and desserts for distribution to the healthcare and food service industries.

     The acquisition was accounted for by the purchase method and, accordingly, the Company's results of operations incorporate Diamond Crystal's results of operations for all periods beginning on and after the acquisition date. The following table presents certain unaudited pro forma information for the three months period ended December 31, 1998, as if the acquisition of Diamond Crystal had occurred on October 1, 1998, assuming an effective tax rate of 35%.


                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                   ----------------------------
                                                                                        1999            1998
                                                                                       Actual         Pro forma
                                                                                   -----------      -----------
                                                                                     (In Thousands of Dollars)
                                                                                            (unaudited)
Net Sales                                                                           $   468,599    $   482,845
                                                                                    -----------    -----------
Cost of Sales                                                                           424,333        430,349
Selling, General and Administrative Expenses                                             21,945         20,245
Depreciation and Amortization                                                            13,637         12,997
                                                                                    -----------    -----------
Operating Income                                                                          8,684         19,254
Interest Expense                                                                        (14,302)       (14,820)
Realized Securities Gains                                                                29,178              -
Other Income-net                                                                            456            416
                                                                                    -----------    -----------
Income Before Income Taxes                                                               24,016          4,850
Provision for Income Taxes                                                               10,097          2,835
                                                                                    -----------    -----------
Net Income                                                                          $    13,919    $     2,015
                                                                                    ===========    ===========
Basic Earnings Per Share of Common Stock                                                  $0.43          $0.06
                                                                                    ===========    ===========
Diluted Earnings Per Share of Common Stock                                                $0.43          $0.06
                                                                                    ===========    ===========
Weighted Average Shares Outstanding                                                  32,208,384     32,065,406
                                                                                    ===========    ===========

     Goodwill acquired in this transaction is being amortized over 40 years.

3.  LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

                                                                                    December 31,   September 30,
                                                                                         1999           1999
                                                                                    -----------    ------------
     Senior Credit Agreement:
       Revolving credit facility                                                    $   117,000     $   91,500
       Term loans                                                                       164,986        192,068
     9-3/4% Senior Subordinated Notes due 2007                                          250,000        250,000
     Industrial revenue bonds                                                            25,202         25,204
     8-3/8% Senior Notes due 1999                                                             -          5,801
     Other                                                                                  940          1,118
                                                                                    -----------     ----------
       Total long-term debt                                                             558,128        565,691
     Less current maturities                                                              5,419         12,114
                                                                                    -----------     ----------
     Long-term debt, net                                                            $   552,709     $  553,577
                                                                                    ===========     ==========

     The Company liquidated the majority of its marketable securities portfolio in the three months ending December 31, 1999 and utilized the after-tax proceeds to pay down long-term debt.

4.  EARNINGS PER SHARE

     The following table presents information necessary to calculate basic and diluted earnings per share.

                                                          Three Months Ended
                                                             December 31,
                                                       ------------------------
                                                           1999          1998
                                                       -----------   ----------
                                                       (In Thousands of Dollars)
Earnings for basic and diluted computation:
  Net income                                           $    13,919   $     2,365
    Adjustments - None                                           -             -
                                                       -----------   -----------
Adjusted net income                                    $    13,919   $     2,365
                                                       -----------   -----------

Basic earnings per share:
  Weighted average shares outstanding                   32,208,384    30,335,994
                                                       ===========   ===========

  Net income per share                                 $      0.43   $      0.08
                                                       ===========   ===========

Diluted earnings per share:
  Weighted average shares outstanding                   32,208,384    30,335,994
  Incremental shares issuable from assumed
    exercise of stock options under the
    treasury stock method(1)                                     -         7,962
                                                       -----------   -----------

Weighted average shares outstanding - as adjusted       32,208,384    30,343,956
                                                       ===========   ===========

  Net income per share                                 $      0.43   $      0.08
                                                       ===========   ===========

----------
(1) Securities excluded from the computation of diluted EPS for the three months period ending December 31, 1999 that could potentially dilute basic EPS in the future were options to purchase 1,763,000 shares to be issued under the Company's employee stock incentive plan and 3,000 shares to be issued under the nonemployee director stock option plan.

5.  REPORTABLE SEGMENTS

     The Company has identified two reportable segments: sugar and food service. The segments are strategic business units that offer certain different products to different customers. The segments are managed separately because each business requires different production technologies and marketing strategies.

     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company evaluates performance based on operating income of the respective business units.

     The sugar segment produces and sells refined sugar and related products. The segment's products include granulated, powdered, liquid, liquid blends and brown sugars, which are primarily sold to grocery and industrial customers and by-products from the production of refined sugar. The food service segment sells numerous products to food service customers, including healthcare institutions, ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer and plastic cutlery, nutritional dry mixes, frozen nutritional products, sauces, seasonings, drink mixes, desserts and diet kits.

     Summarized financial information concerning the Company's reportable segments for the three months ended December 31, 1999 and 1998, is shown in the following table. The "Corporate and Other" column includes corporate-related items and securitization activities.


                                                                                  Corporate     Reconciling
                                                      Sugar        Food Service    and Other    Eliminations    Consolidated
                                                  -----------     -------------  ------------   ------------    ------------
                                                                              (Thousands of Dollars)
For  the Three Months Ending
December 31, 1999
-----------------------------
  Revenues from external customers                  $366,501        $102,098            -               -        $468,599
  Intersegment revenues                               26,200           1,879            -        $(28,079)              -
  Gross margin                                        32,989          11,277            -               -          44,266
  Operating income                                     8,759           1,571       (1,646)              -           8,684

For  the Three Months Ending
December 31, 1998
-----------------------------
     Revenues from external customers               $380,311        $ 91,450            -               -        $471,761
     Intersegment revenues                            21,958           1,922            -        $(23,880)              -
     Gross margin                                     38,548          11,632            -               -          50,180
     Operating income                                 15,209           3,514            -               -          18,723


Reconciliation of Operating Income to Net Income before income taxes (in thousands):

                                             Three Months Ended December 31,
                                                   1999            1998
                                                 --------        --------
     Operating income                            $  8,684        $ 18,723
     Interest expense                             (14,302)        (14,117)
     Securities gains                              29,178               -
     Other income (expense)                           456             416
                                                 --------         -------
     Income before income taxes                  $ 24,016         $ 5,022
                                                 ========         =======

6.  GUARANTOR SUBSIDIARIES

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

                                         Three Months Ended
                                            December 31,
                                         --------------------
                                           1999        1998
                                         --------    --------
                                             (unaudited)
     Income Statement Data
     Net Sales                           $399,398    $401,640
     Operating income                       6,576      12,261
     Net income (loss)                       (217)      7,119

                                         December 31,
                                             1999
                                           --------
     Balance Sheet Data
     Current assets                        $526,097
     Property, plant and equipment, net     337,113
     Goodwill - net                         403,918
     Current liabilities                    317,809
     Long-term debt, net                     25,100

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The Company's primary capital requirements generally include working capital, debt service and capital expenditures. The primary sources of capital are expected to be operating cash flow, borrowings under the revolving credit facility, sales of receivables under the revolving receivable purchase facility, borrowings from the Commodity Credit Corporation ("CCC") and sales of marketable securities.

     Long-term debt at December 31, 1999, was $552.7 million, consisting principally of $250 million of senior subordinated notes and borrowings under senior credit facilities. The Company's Amended and Restated Credit Agreement, dated as of December 22, 1997, as most recently amended November 18, 1999, (the "Senior Credit Agreement") includes a $157 million revolving credit facility (available through December 2002) and term loans aggregating $165.0 million. At December 31, 1999, the Company had $12 million unused borrowing capacity under the revolving credit facility. Interest on borrowings under the Senior Credit Agreement is based on floating rates (either a base rate plus a margin ranging from 0.75% to 3% or a Eurodollar rate plus a margin ranging from 1.75% to 4%). The Company has entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on $228.7 million of the amounts outstanding under the Senior Credit Agreement at a weighted average annual rate of 9.24% as of December 31, 1999. The Company will be required to make prepayments, with certain exceptions, equal to 100% of the net proceeds from certain new indebtedness, the sale of equity securities and the disposition of assets, including proceeds from the sale of stock of any subsidiaries, plus 75% of excess cash flow (as defined). The Senior Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings from the CCC are secured by beet sugar inventories. Under terms of the Senior Credit Agreement, seasonal CCC borrowings of up to $25 million may be made without reduction of the amounts available under the revolving credit facility.

     The Company has entered into a receivables purchase agreement with an independent issuer of receivables-backed commercial paper. The agreement establishes a five-year, $110 million revolving receivables purchase facility, which allows the Company to sell certain accounts receivables on a non-recourse basis. Receivables are sold under the agreement at discount rates based on a commercial paper rate plus a margin of 0.44%. At December 31, 1999, the Company had sold $102 million of accounts receivable under the facility.

     The Company liquidated approximately $49.9 million of its marketable securities portfolio in the three months ending December 31, 1999, and utilized the after-tax proceeds to pay down long-term debt. The Company intends to liquidate a substantial portion of the remainder of its marketable securities portfolio in the second quarter of fiscal 2000.

     The Company's debt agreements impose various restrictions that could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital or to take advantage of business opportunities. In particular, the Company and each of its subsidiaries is subject to negative covenants contained in the Senior Credit Agreement that restrict, subject to specified exceptions:

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

     In addition, the Senior Credit Agreement requires the Company to maintain compliance with certain specified financial covenants, including a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and senior debt to EBITDA, as well as a minimum adjusted current ratio and a minimum level of net worth. Commencing on December 31, 2000, the Senior Credit Agreement will require a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

     The indenture governing the Company's $250 million senior subordinated notes contains covenants that limit, with certain exceptions, the ability of the Company and most of its subsidiaries to:

     . incur additional indebtedness or issue certain redeemable preferred stock, or in the case of subsidiaries, any preferred stock;
     . pay dividends or make certain other restricted payments by the Company or its subsidiaries;
     .  enter into transactions with affiliates;
     .  make certain asset dispositions;
     . in the case of the Company, merge or consolidate with, or transfer substantially all of its assets to another person;
     .  encumber assets;
     . issue capital stock of wholly owned subsidiaries; or . engage in certain business activities.

     In addition, under certain circumstances, the Company will be required to offer to repurchase the notes at par, plus accrued and unpaid interest, with the proceeds of certain asset sales.

     The Company's capital expenditures for fiscal 2000 are expected to approximate $25 million primarily for environmental, safety and obsolescence projects.

     The Company is unable to predict future operating results, and accordingly there can be no assurance that the Company will generate sufficient operating cash flow that, together with the other sources of capital, will enable the Company to meet anticipated capital requirements and continue to remain in compliance with financial covenants of the Senior Credit Agreement. If the Company is unable to generate sufficient cash from the sources identified above, it may be required to sell assets, reduce capital expenditures, refinance or restructure all or a portion of its existing indebtedness or obtain additional debt or equity financing.

Year 2000 Issues

     In 1998, the Company began a program to identify and remediate possible exposures related to the impact on its computer systems of the year 2000 ("Y2K"). Such program was completed in fiscal 1999 and, to date, the Company has not experienced interruptions in normal business operations or a failure of computer systems related to Y2K issues.

Results of Operations

     The Company completed the Diamond Crystal acquisition on November 2, 1998. Accordingly, the results of operations reported for the quarter ended December 31, 1998, include only two of the three months of the quarter of Diamond Crystal's operations. The pro forma financial information included in the Notes to Consolidated Financial Statements and discussed below presents the combined results of the companies as if the acquisition and related financing transactions had occurred as of September 30, 1998.

     Pro forma net sales decreased 3.0% for the three months ended December 31, 1999, compared to the same period of the prior year, principally due to lower sales prices for refined sugar as a result of an oversupply of refined sugar in the domestic sugar market and from lower sugar sales volumes. The food service segment's pro forma net sales were virtually unchanged for the three months ended December 31, 1999 compared to the same period of the prior year, decreasing less than 0.4%. Decreases in the food service segment's refined sugar sales prices were offset by higher selling prices on certain nonsugar products.

     Pro forma gross margin for the three months ended December 31, 1999, declined $8.2 million or 15.7% compared to the same period of the prior year, and as a percent of sales declined to 9.4% from 10.9%. The sugar segment's gross margin declined $5.6 million or 14.4% compared to the same period of the prior year. While the Company's cane sugar refining operations benefited from lower costs for raw sugar, this benefit was more than offset by lower production volumes and reduced sales prices for refined sugar. Higher production volumes in the sugarbeet processing operations, due to a record sugarbeet crop, contributed to reduced unit production costs which offset the impact of lower prices. Pro forma gross margin for the food service segment was $11.3 million or 10.8% of sales for the three months ended December 31, 1999, down from $13.9 million or 12.5% from the same period of the prior year, principally due to the impact of lower refined sugar prices and of costs related to the integration of operations, offset somewhat by cost savings from the consolidation of facilities which occurred late in the period.

     Following a period of expansion in acreage planted in sugarbeets, the rate of which has exceeded growth in domestic demand for refined sugar, the largest domestic sugarbeet crop in history is producing what is expected to be a significant oversupply of refined sugar. The market has reacted accordingly, and prices for refined bulk sugar have fallen to fifteen-year lows. The largest cane sugar crop in history, again due to acreage expansion as well as the development of higher yielding cane varieties, has caused the market price for domestic and quota foreign raw cane sugar to fall over 20% within a period of six months, also to fifteen-year lows. Additionally, the prospect of substantially higher imports of sugar from Mexico beginning on October 1, 2000 under NAFTA, may exacerbate the current oversupply.

     The decline in refined sugar prices is expected to reduce margins both in the Company's sugarbeet processing operations, where the Company shares in the net revenues from refined sugar with the growers, as well as in its cane sugar refinery operations. The Company contracted a portion of industrial sugar sales for fiscal 2000 prior to the majority of the decline in prices, so it should not feel the entire impact of the price decline in fiscal 2000. Similarly, the Company does not expect to see the entire benefit of the lower raw sugar prices in fiscal 2000 because it contracted for its raw sugar supplies as it contracted for refined cane sugar industrial sales, pricing some of its raw sugar needs at higher levels. Overall, refined sugar prices have fallen more than raw sugar prices; so despite the reduced raw material costs, future margins are expected to be adversely impacted.

     The Company has undertaken a cost savings initiative, with reductions targeted to reach a $15 million annual run rate from which it expects to begin realizing in the fourth quarter of fiscal 2000. Additionally, the Company is analyzing its competitive advantages and evaluating the optimal mix of production, packaging and logistics assets, along with product offerings, to compete in the sectors of the industry which have the most reasonable opportunity for profit. The Company is exploring the possible sale of its Tracy and Woodland, California factories to a sugarbeet grower group and has indicated that it expects to cease beet sugar production at those facilities after the fall 2000 campaigns, should such sale not take place.

     During the three months ended December 31, 1999, the Company closed and sold a food service facility in Moore, Oklahoma. The Company expects to close the food service facility in Wilmington, Massachusetts in the second quarter of fiscal 2000. The Company expects to reduce costs in the food service segment as a result of consolidating production in its remaining facilities.

     Pro forma selling, general and administrative costs were $1.7 million higher for the three months ended December 31, 1999, compared to the same period of the prior year, primarily due to the discount on the securitization of certain of the Company's accounts receivable, which program was not in place in the year ago period.

     Interest costs decreased on a pro form basis as lower overall borrowing levels more than offset higher interest rates.

     During the three months ended December 31, 1999, the Company recognized a gain of $29.2 million before tax, from the sale of the majority of the Company's marketable securities portfolio.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company uses raw sugar futures and options in its inventory purchasing programs. Gains and losses on such transactions are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. The Company does not enter into futures or option transactions for trading purposes.

     The information in the table below presents the Company's domestic raw sugar futures position outstanding as of December 31, 1999. The Company's world sugar positions are not material to its consolidated financial position, results of operations or cash flows.


                                                Expected Maturity         Expected Maturity
                                                   Fiscal 2000              Fiscal 2001
                                                -----------------       ------------------
     Futures Contract (net long positions):
     Contract Volumes (cwt.)                           1,471,680                   515,200
     Weighted Average Contract Price (per cwt.)      $     20.67               $     19.77
     Contract Amount                                 $30,426,000               $10,187,000
     Weighted Average Fair Value (per cwt.)          $     19.14               $     19.14
     Fair Value                                      $28,170,000               $ 9,862,000

     The above information does not include either the Company's physical inventory or its fixed price purchase commitments for raw sugar.

     The Company's position in derivative financial instruments and other financial instruments has not changed materially since September 30, 1999.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Shareholders held on January 28, 2000 the following proposals were acted upon:

     Proposal 1 - Nominees for Directors were elected to serve as Class III Directors for terms of office expiring in 2003 by the vote totals as follow:

                                          NUMBER OF VOTES
                                          FOR      WITHHELD
                                      ----------   ---------
     Ann O. Hamilton                  27,286,248   1,058,252
     Harris L. Kempner, Jr.           28,097,126     247,374
     H. E. Lentz                      28,119,694     224,806
     Kevin C. O'Sullivan              28,125,870     218,630

     Class I Directors, whose terms of office continue until 2001 are John D. Curtin, I. H. Kempner III, James C. Kempner and Daniel K. Thorne.

     Class II Directors, whose terms of office continue until 2002 are David J. Dilger, Edward O. Gaylord, Gerald Grinstein and Robert L. Harrison.

     Proposal 2 - The appointment of Deloitte & Touche LLP as auditors of the Company for the fiscal year ending September 30, 2000 was ratified by a vote of 28,228,196 (87.6%) for and 76,717 (.23%) against with 39,587 (.12%) abstentions.

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



                                     IMPERIAL SUGAR COMPANY
                                          (Registrant)


Dated:  February 11, 2000            By:  /s/ Mark Q. Huggins
                                        ---------------------------
                                        Mark Q. Huggins
                                        Managing Director
                                        and Chief Financial Officer
                                        (Principal Financial Officer)