Form 10-Q
period 2000-03-31
IMPERIAL SUGAR CO /NEW/
filed 2000-05-12
CIK 831327

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                              Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2000.

                              32,331,550 shares.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES


                                     Index


                                                            Page
PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

             Consolidated Balance Sheets                      3

             Consolidated Statements of Operations            4

             Consolidated Statements of Cash Flows            5

             Consolidated Statement of Changes in
             Shareholders' Equity                             6

             Notes to Consolidated Financial Statements       7

        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      12

        Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                  16

PART II - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K            16

                             ______________________

     The statements regarding future market prices, operating results, synergies, sugarbeet acreage, agricultural results, future operating efficiencies and cost savings and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy (including the impact of the North American Free Trade Agreement, or NAFTA), the ability of the Company to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             March 31, 2000     September 30,
                                                               (Unaudited)          1999
                                                             --------------     -------------
                                                                 (In Thousands of Dollars)
     ASSETS
CURRENT ASSETS:
 Cash and temporary investments                             $   15,850            $    7,925
 Marketable securities                                           5,084                65,496
 Accounts receivable - trade                                    52,506                64,458
 Inventories:
  Finished Products                                            220,107               157,869
  Raw and in-process materials                                  83,388                61,299
  Supplies                                                      36,262                39,896
                                                            ----------            ----------
  Total Inventory                                              339,757               259,064
 Deferred costs and prepaid expenses                            31,298                43,461
                                                            ----------            ----------
   Total current assets                                        444,495               440,404

OTHER INVESTMENTS                                                4,826                 5,009

PROPERTY, PLANT AND EQUIPMENT - net                            386,151               402,364

GOODWILL & OTHER INTANGIBLES - net                             401,271               406,627

OTHER ASSETS                                                    27,077                26,379
                                                            ----------            ----------
    TOTAL                                                   $1,263,820            $1,280,783
                                                            ==========            ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                                   $  140,172            $  141,428
 Short-term borrowings                                          50,161                 1,611
 Current maturities of long-term debt                            5,589                12,114
 Other current liabilities                                      76,043                83,162
                                                            ----------            ----------
   Total current liabilities                                   271,965               238,315

LONG-TERM DEBT - net of current maturities                     518,392               553,577

DEFERRED INCOME TAXES, EMPLOYEE BENEFITS
 AND OTHER CREDITS                                             111,499               115,467

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, without par value, issuable in
  series; 5,000,000 shares authorized, none issued                   -                     -
 Common stock, without par value,
  50,000,000 shares authorized                                 310,332               309,847
 Stock held by benefit trust                                    (8,208)               (8,208)
 Treasury stock                                                 (7,611)               (7,611)
 Retained earnings                                              67,082                58,191
 Unrealized securities gains - net of income taxes                 369                21,205
                                                            ----------            ----------
   Total shareholders' equity                                  361,964               373,424
                                                            ----------            ----------
    TOTAL                                                   $1,263,820            $1,280,783
                                                            ==========            ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three Months Ended             Six Months Ended
                                                                  March 31,                     March 31,
                                                         ---------------------------   ---------------------------
                                                             2000           1999           2000           1999
                                                            ------         ------         ------         ------
                                                           (In Thousands of Dollars, Except per Share Amounts)
NET SALES                                                $   429,165    $   428,997    $   897,764    $   900,758
                                                         -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                                              392,615        393,296        816,948        814,877
  Selling, general and administrative                         22,059         19,804         44,004         38,697
  Depreciation and amortization                               14,030         12,496         27,667         25,060
                                                         -----------    -----------    -----------    -----------
   Total                                                     428,704        425,596        888,619        878,634
                                                         -----------    -----------    -----------    -----------
OPERATING INCOME                                                 461          3,401          9,145         22,124

INTEREST EXPENSE                                             (14,113)       (16,350)       (28,415)       (30,467)

REALIZED SECURITIES GAINS                                      6,696          2,292         35,874          2,292

LOSS ON INVESTMENT IN PARTNERSHIP                                  -        (16,706)             -        (16,706)

OTHER INCOME - net                                               362            398            818            814
                                                         -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                             (6,594)       (26,965)        17,422        (21,943)

PROVISION (BENEFIT) FOR INCOME TAXES                          (1,566)        (8,406)         8,531         (5,749)

NET INCOME (LOSS)                                        $    (5,028)   $   (18,559)   $     8,891    $   (16,194)
                                                         ===========    ===========    ===========    ===========
BASIC EARNINGS (LOSS)
 PER SHARE OF COMMON STOCK                               $     (0.16)   $     (0.58)         $0.28    $     (0.52)
                                                         ===========    ===========    ===========    ===========
DILUTED EARNINGS (LOSS)
 PER SHARE OF COMMON STOCK                               $     (0.16)   $     (0.58)   $      0.28    $     (0.52)
                                                         ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                       32,276,200     32,138,541     32,242,106     31,227,182
                                                         ===========    ===========    ===========    ===========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Six Months Ended
                                                                March 31,
                                                             ----------------
                                                              2000         1999
                                                             ------       ------
                                                          (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss)                                         $  8,891    $ (16,194)
  Adjustments for non-cash and non-operating items:
   Depreciation & amortization                                27,667       25,060
   Gain on sale of marketable securities                     (35,874)      (2,292)
   Loss on investment in partnership                               -       16,706
   Other                                                       1,806        1,569

 Changes in operating assets and liabilities
    (excluding amounts acquired in the
    Diamond Crystal acquisition):
   Accounts receivables - trade                               11,952       15,646
   Inventories                                               (80,693)     (67,565)
   Deferred costs and prepaid expenses                        12,163        9,685
   Accounts payable - trade                                   (1,256)      20,760
   Other current liabilities                                     673      (24,118)
                                                            --------    ---------
Operating cash flow                                          (54,671)     (20,743)
                                                            --------    ---------
INVESTMENT ACTIVITIES:
  Acquisition of Diamond Crystal, net of cash acquired             -     (111,442)
  Capital expenditures                                        (7,739)      (9,605)
  Investment in marketable securities                              -       (4,656)
  Proceeds from sales of marketable securities                64,221       10,066
  Proceeds from sales of fixed assets                          1,711           45
  Other                                                       (2,855)       5,086
                                                            --------    ---------
Investing cash flow                                           55,338     (110,506)
                                                            --------    ---------
FINANCING ACTIVITIES:
  Short-term debt:
   CCC borrowings - advances                                  51,887       30,630
   CCC borrowings - repayments                                (2,000)           -
   Other - net                                                (1,337)      (1,151)
  Revolving credit borrowings - net                            3,500      113,100
  Repayment of long-term debt                                (45,210)      (3,707)
  Dividends paid                                                   -       (1,990)
  Issuance of stock and other                                    418          768
                                                            --------    ---------
Financing cash flow                                            7,258      137,650
                                                            --------    ---------
INCREASE IN CASH AND TEMPORARY INVESTMENTS                     7,925        6,401

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD            7,925        2,877
                                                            --------    ---------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD               $ 15,850    $   9,278
                                                            ========    =========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Six Months Ended March 31, 2000
                                  (UNAUDITED)


                                    Shares of Common Stock               Common Stock
                              --------------------------------   ------------------------------
                                          Held by                           Held by                         Unrealized
                                          Benefit    Treasury               Benefit    Treasury   Retained  Securities
                                Issued     Trust       Stock     Issued      Trust       Stock    Earnings     Gains       Total
                              ----------  -------    ---------  ---------   -------    ---------  --------  -----------  ----------
                                                                                (In Thousands of Dollars)
BALANCE SEPTEMBER 30, 1999    33,524,166  (684,971)  (635,279)   $309,847    $(8,208)   $(7,611)   $58,191    $ 21,205    $373,424
Comprehensive income:
 Net income                            -         -          -           -          -          -      8,891           -       8,891
 Change in unrealized
   securities
   gains - net                         -         -          -           -          -          -          -     (20,836)    (20,836)
                                                                                                                          --------
 Total comprehensive income            -         -          -                      -          -          -           -     (11,945)
Employee stock purchase plan
 & stock option exercises         31,094         -          -         104          -          -          -           -         104
Nonemployee director
 compensation plan                91,212         -          -         381          -          -          -                     381
                              ----------  --------   --------   --------- ----------   --------   --------    --------    --------
BALANCE MARCH 31, 2000        33,646,472  (684,971)  (635,279)   $310,332    $(8,208)   $(7,611)   $67,082    $    369    $361,964
                              ==========  ========   ========   ========= ==========   ========   ========    ========    ========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999


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

 Cost of Sales

     Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond March 31. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. These financial statements include an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through March 31. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs incurred prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future periods.

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

  The acquisition was accounted for by the purchase method and, accordingly, the Company's results of operations incorporate Diamond Crystal's results of operations for all periods beginning on and after the acquisition date. The following table presents certain unaudited pro forma information for the six months period ended March 31, 1999, as if the acquisition of Diamond Crystal had occurred on October 1, 1998, assuming an effective tax rate of 35%.

                                               Six Months Ended March 31
                                                 2000             1999
                                                ------           ------
                                               Actual         Pro Forma
                                               (In Thousands of Dollars,
                                               Except Per Share Amounts)

Net Sales                                     $   897,764      $   911,842
                                              ===========      ===========

Cost of Sales                                     816,948          823,645
Selling, General and
 Administrative Expenses                           44,004           40,049
Depreciation and Amortization                      27,667           25,493
                                              -----------      -----------
Operating Income                                    9,145           22,655
Interest Expense                                  (28,415)         (31,170)
Loss on Investment in Partnership                                  (16,706)
Realized Securities Gains                          35,874            2,292
Other Income - net                                    818              814
                                              -----------      -----------
Income (Loss) Before Income Taxes                  17,422          (22,115)
Provision (Benefit) for Income Taxes                8,531           (5,571)
                                              -----------      -----------
Net Income (Loss)                             $     8,891      $   (16,544)
                                              ===========      ===========
Basic Earnings (Loss) Per Share
 of Common Stock                              $      0.28      $     (0.51)
                                              ===========      ===========
Diluted Earnings (Loss) Per Share
 of Common Stock                              $      0.28      $     (0.51)
                                              ===========      ===========
Weighted Average Shares Outstanding            32,242,106       32,101,572
                                              ===========      ===========

    Goodwill acquired in this transaction is being amortized over 40 years.

3.  LONG-TERM DEBT

  Long-term debt was as follows (in thousands of dollars):

                                                  March 31,     September 30,
                                                    2000             1999
                                                 -----------      -----------
  Senior Credit Agreement:
   Revolving credit facility                     $    95,000      $    91,500
   Term loans                                        153,037          192,068
  9-3/4% Senior Subordinated Notes due 2007          250,000          250,000
  Industrial revenue bonds                            25,154           25,204
  8-3/8% Senior Notes due 1999                             -            5,801
  Other                                                  790            1,118
                                                 -----------      -----------
   Total long-term debt                              523,981          565,691
  Less current maturities                              5,589           12,114
                                                 -----------      -----------
  Long-term debt, net                            $   518,392      $   553,577
                                                 ===========      ===========

     The Company liquidated substantially all of its marketable securities portfolio in the six months ending March 31, 2000 and utilized $36.6 million of the proceeds to pay down senior term loans.

4.  EARNINGS PER SHARE

     The following table presents unaudited information necessary to calculate basic and diluted earnings per share.

                                                             Three Months Ended             Six Months Ended
                                                                   March 31,                     March 31,
                                                             ------------------             ----------------
                                                               2000          1999             2000        1999
                                                              ------        ------           ------      ------
                                                            (In Thousands of Dollars, Except Per Share Amounts)
Earnings for basic and diluted
 computation:
 Net income (loss)                                       $    (5,028)   $   (18,559)   $     8,891   $   (16,194)
  Adjustments - None                                               -              -              -             -
                                                         -----------    -----------    -----------   -----------
Adjusted net income (loss)                               $    (5,028)   $   (18,559)   $     8,891   $   (16,194)
                                                         ===========    ===========    ===========   ===========
Basic earnings per share:
 Weighted average shares
  outstanding                                             32,276,200     32,138,541     32,242,106    31,227,182
                                                         ===========    ===========    ===========   ===========
 Net income (loss) per share                             $     (0.16)   $     (0.58)   $      0.28   $     (0.52)
                                                         ===========    ===========    ===========   ===========
Diluted earnings per share:
 Weighted average shares
  outstanding                                             32,276,200     32,138,541     32,242,106    31,227,182
 Incremental shares issuable
  from assumed exercise of
  stock options under the
  treasury stock method(1)                                         -              -              -             -
                                                         -----------    -----------    -----------   -----------
Weighted average shares
 outstanding - as adjusted                                32,276,200     32,138,541     32,242,106    31,227,182
                                                         ===========    ===========    ===========   ===========
Net income (loss) per share                              $     (0.16)   $     (0.58)   $      0.28   $     (0.52)
                                                         ===========    ===========    ===========   ===========

----------
(1) Securities excluded from the computation of diluted EPS for March 31, 2000 that could potentially dilute basic EPS in the future were options to purchase 1,797,350 shares, to be issued under the Company's employee stock incentive plan and 3,000 shares to be issued under the nonemployee director stock option plan.

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

    Summarized unaudited financial information concerning the Company's reportable segments for the three months and six months ended March 31, 2000 and 1999, is shown in the following table. The "Corporate and Other" column includes corporate-related items and activities related to the Company's securitization of receivables.

                                                                       Corporate    Reconciling
                                            Sugar    Foodservice       and Other    Eliminations    Consolidated
                                           -------   -----------       ----------   ------------    ------------
                                                                  (Thousands of Dollars)
For the Three Months Ending
March 31, 2000
----------------------------
 Revenues from external customers          $333,732     $ 95,433                                        $429,165
 Intersegment revenues                       23,690        1,806                        $(25,496)              -
 Gross margin                                26,858        9,692                                          36,550
 Operating income (loss)                      3,826       (1,836)       $ (1,529)                            461

For the Three Months Ending
March 31, 1999
----------------------------
 Revenues from external customers          $330,094     $ 98,903                                        $428,997
 Intersegment revenues                       20,594        1,809                        $(22,403)              -
 Gross margin                                22,224       13,477                                          35,701
 Operating income                                64        3,337                                           3,401

For the Six Months Ending
March 31, 2000
----------------------------
 Revenues from external customers          $700,233     $197,531                                        $897,764
 Intersegment revenues                       49,890        3,685                        $(53,575)              -
 Gross margin                                59,847       20,969                                          80,816
 Operating income (loss)                     12,585         (265)       $ (3,175)                          9,145

For the Six Months Ending
March 31, 1999
----------------------------
 Revenues from external customers          $710,405     $190,353                                        $900,758
 Intersegment revenues                       42,552        3,731                        $(46,283)              -
 Gross margin                                60,772       25,109                                          85,881
 Operating income                            15,273        6,851                                          22,124

Reconciliation of operating income to net income (loss) before income taxes (in thousands):


                                                 Three Months Ended             Six Months Ended
                                                       March 31,                     March 31,
                                                ---------------------        ---------------------
                                                  2000         1999            2000          1999
                                                --------     --------        --------      -------
 Operating income                               $    461     $  3,401        $  9,145      $ 22,124
 Interest expense                                (14,113)     (16,350)        (28,415)      (30,467)
 Securities gains                                  6,696        2,292          35,874         2,292
 Loss on investment in partnership                    --      (16,706)             --       (16,706)
 Other income (expense)                              362          398             818           814
                                                --------     --------        --------     ---------
 Income (loss) before income taxes              $ (6,594)    $(26,965)       $ 17,422      $(21,943)
                                                ========     ========        ========     =========

6.  GUARANTOR SUBSIDIARIES

   Substantially all of the Company's consolidated subsidiaries fully and unconditionally guarantee the Company's 9-3/4% Senior Subordinated Notes due 2007. The Company does not publish separate financial statements and other disclosures for such guarantor subsidiaries because management has determined that such information is not material to investors. Unaudited, condensed, combined financial information for such guarantor subsidiaries was as follows (in thousands of dollars):

                                             Three Months Ended      Six Months Ended
                                                  March 31,              March 31,
                                             ------------------      -----------------
                                              2000        1999        2000       1999
                                            --------    --------    --------   --------
   Income Statement Data
   Net Sales                                $370,533    $372,271    $769,931   $773,911
   Operating income                           (1,787)    (15,210)      4,789     (2,949)
   Net income (loss)                          (1,446)     (6,714)      1,377        405

                                                                     March 31,
                                                                       2000
                                                                     ---------
   Balance Sheet Data
   Current assets                                                    $405,651
   Property, plant and equipment, net                                 330,147
   Goodwill - net                                                     401,271
   Current liabilities                                                212,041
   Long-term debt, net                                                 24,889

7.  SUBSEQUENT EVENT

   The Company has had discussions with California sugarbeet growers about their acquiring the sugarbeet processing operations in Tracy and Woodland, California; however, the growers have not been able to enter into a transaction with the Company. In April 2000, the Company announced its intention to cease processing sugarbeets in those factories at the end of calendar 2000 following the completion of the fall campaign. These factories will continue to package and distribute refined sugar products with sugar supplies sourced from the two remaining California beet factories and other Company processing facilities.
The real estate surrounding the facilities will be sold and the proceeds applied to the reduction of debt. The Company is currently analyzing the fair values of the factories, which have a net book value of approximately $15 million at March 31, 2000, to measure the potential for an asset impairment loss, as well as severance and other cash costs related to this decision .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Company's primary capital requirements generally include working capital, debt service and capital expenditures. The primary sources of capital are expected to be operating cash flow, borrowings under the revolving credit facility, sales of receivables under the revolving receivable purchase facility and borrowings from the Commodity Credit Corporation ("CCC"). The Company's sugar production operations require substantial seasonal working capital. This seasonal requirement generally peaks during the Company's second fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made. At times during the quarter ended March 31, 2000, the Company utilized substantially all of its available borrowing capacity primarily due to higher inventory levels from record sugarbeet crops. At March 31, 2000, unused borrowing capacity was $19.0 million. The Company expects that its liquidity will continue to improve during the balance of fiscal 2000, as seasonal inventory levels decline. The Company is currently precluded from incurring additional indebtedness (other than available borrowings under the revolving credit agreement) based on restrictions in the indenture governing its senior subordinated notes and the Senior Credit Agreement. The adequacy of available sources of liquidity to finance the Company's operations through the first two quarters of fiscal 2001 is a function of a number of factors which the Company is unable to predict. Such factors include the size and sugar content of the sugarbeet crop contracted to the Company for harvest in the fall of 2000, the market price for raw sugar, the market price of and demand for refined sugar and cash flow provided from operations during the next four fiscal quarters.

   Long-term debt at March 31, 2000, was $518.4 million, consisting principally of $250.0 million of senior subordinated notes and borrowings under senior credit facilities. The Company's Amended and Restated Credit Agreement, dated as of December 22, 1997, as most recently amended November 18, 1999, (the "Senior Credit Agreement") includes a $157.0 million revolving credit facility (available through December 2002) and term loans aggregating $153.0 million. Interest on borrowings under the Senior Credit Agreement is based on floating rates (either a base rate plus a margin ranging from 0.75% to 3.0% or a Eurodollar rate plus a margin ranging from 1.75% to 4.0%). The Company has entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on $227.3 million of the amounts outstanding under the Senior Credit Agreement at a weighted average annual rate of 9.24% as of March 31, 2000. The Company will be required to make prepayments, with certain exceptions, equal to 100% of the net proceeds from certain new indebtedness, the sale of equity securities and the disposition of assets, including proceeds from the sale of stock of any subsidiaries, plus 75% of excess cash flow (as defined). The Senior Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings from the CCC are secured by beet sugar inventories. Under terms of the Senior Credit Agreement, seasonal CCC borrowings of up to $25.0 million may be made without reduction of the amounts available under the revolving credit facility.

   The Company has entered into a receivables purchase agreement with an independent issuer of receivables-backed commercial paper. The agreement establishes a five-year, $110.0 million revolving receivables purchase facility, which allows the Company to sell certain accounts receivables on a non-recourse basis. Receivables are sold under the agreement at discount rates based on a commercial paper rate plus a margin of 0.7%. At March 31, 2000, the Company had sold $84.1 million of accounts receivable under the facility.

   The Company liquidated approximately $64.2 million of its marketable securities portfolio in the six months ending March 31, 2000, and utilized $36.6 million of the proceeds to pay down long-term debt.

   The Company's capital expenditures for fiscal 2000 are expected to approximate $25.0 million primarily for environmental, safety and obsolescence projects.

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

   The indenture governing the Company's $250.0 million senior subordinated notes contains covenants that limit, with certain exceptions, the ability of the Company and most of its subsidiaries to:

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

   The Company was in compliance with all covenants under its credit agreement at March 31, 2000. However, the Company is unable to predict future operating results, and accordingly there can be no assurance that the Company will generate sufficient operating cash flow that, together with the other sources of capital, will enable the Company to meet anticipated capital requirements and continue to remain in compliance with financial covenants of the Senior Credit Agreement. If the Company is unable to generate sufficient cash from the sources identified above, it may be required to sell assets, reduce capital expenditures, refinance or restructure all or a portion of its existing indebtedness, obtain additional debt or equity financing or take other actions.

Results of Operations

   Net sales were virtually unchanged for the three month period ended March 31, 2000 compared to the same period of the prior year as an increase in sugar segment revenues were largely offset by decreased foodservice net sales. Sugar segment revenues increased 1.1% for the quarter, principally due to an increase in refined sugar volumes, offset by lower sales prices for refined sugar as a result of an oversupply of refined sugar in the domestic sugar market. Foodservice segment revenues declined primarily due to lower sugar prices. Net sales decreased $3.0 million, or 0.3%, for the six month period ended March 31, 2000, compared to the same period of the prior year, principally due to lower sales prices for refined sugar, which were partially offset by an increase in refined sugar volumes. The foodservice segment's sales increased $7.2 million due to the inclusion in fiscal 2000 of a full six months sales of Diamond Crystal, which was acquired in November 1998. Pro forma foodservice net sales decreased 1.9% for the six month period ended March 31, 2000, compared to the same period of the prior year. The foodservice segment's net sales declined primarily as a result of lower sales prices received for refined sugar sold in food service markets.

   Gross margin for the three month period ended March 31, 2000 increased $0.8 million or 2.4% compared to the same period of the prior year, and as a percent of sales increased to 8.5% from 8.3%. The sugar segment's gross margin increased $4.6 million or 20.9% compared to the same period of the prior year, reflecting better quality sugarbeets processed during the period resulting from improved growing and storage conditions in the Company's Rocky Mountain and Michigan sugarbeet growing areas. However, the favorable impact of improved weather conditions, as well as lower raw cane sugar costs, was reduced considerably by significantly lower sales prices for refined sugar. Gross margin for the foodservice segment was $9.7 million or 10.2% of sales for the three month period ended March 31, 2000, down from $13.5 million or 13.6% from the same period of the prior year, principally due to integration costs and transitional operating inefficiencies arising from the consolidation of four facilities into two, as well as the decline in refined sugar sales prices.

   Gross margin for the six months ended March 31, 2000 decreased $5.1 million or 5.9% compared to the same period of the prior year, and as a percent of sales decreased to 9.0% from 9.5%. The sugar segment's gross margin decreased $0.9 million or 1.5% compared to the same period of the prior year. While the Company's cane sugar refining operations benefited from lower costs for raw sugar, this benefit was more than offset by lower production volumes and reduced sales prices for refined sugar. Higher production volumes in the sugarbeet processing operations, due to a record sugarbeet crop, contributed to reduced unit production costs, which offset the impact of lower prices. Gross margin for the foodservice segment was $21.0 million or 10.6% of sales for the six month period ended March 31, 2000, down from $25.1 million or 13.2% from the same period of the prior year, principally due to lower refined sugar prices and the aforementioned costs of consolidating facilities.

     The Company, as well as the domestic sugar industry, has experienced a very difficult operating environment, and the Company does not anticipate that the fundamentals of the domestic sugar industry will improve over the near term. Following a period of expansion in acreage planted in sugarbeets, the rate of which has exceeded growth in domestic demand for refined sugar, the largest domestic sugarbeet crop in history has produced a significant oversupply of refined sugar. The market has reacted accordingly, and prices for refined bulk sugar have fallen to fifteen-year lows, with published industry prices declining approximately 20%. The largest cane sugar crop in history, again due to acreage expansion as well as the development of higher yielding cane varieties, has caused the market price for domestic and quota foreign raw cane sugar to fall over 15%, also to fifteen-year lows. Additionally, the prospect of substantially higher imports of sugar from Mexico beginning on October 1, 2000 under NAFTA, may exacerbate the current oversupply.

     The decline in refined sugar prices has reduced margins both in the Company's sugarbeet processing operations, where the Company shares in the net revenues from refined sugar with the growers, as well as in its cane sugar refinery operations. The Company contracted a portion of industrial sugar sales for fiscal 2000 prior to the majority of the decline in prices, so it should not feel the entire impact of the price decline in fiscal 2000. Similarly, the Company does not expect to see the entire benefit of the lower raw sugar prices in fiscal 2000 because it contracted for its raw sugar supplies as it contracted for refined cane sugar industrial sales, pricing some of its raw sugar needs at higher levels. Overall, refined sugar prices have fallen more than raw sugar prices; so despite the reduced raw material costs, margins are adversely impacted.

     The Company has undertaken a cost savings initiative, with reductions targeted to reach a $15 million annual run rate by the beginning of the fourth quarter of fiscal 2000. Approximately half of those savings are expected to come from reducing operating costs in the sugar refining operations, with the remaining cost savings from more efficient purchasing and savings in manufacturing costs in the foodservice segment, as well as a reduction in selling, general & administrative costs. Additionally, the Company is working to optimize and rationalize production assets to free up excess capital for debt reduction. The Company has had discussions with California sugarbeet growers about their acquiring the sugarbeet processing operations in Tracy and Woodland, California; however, the growers have not been able to enter into a transaction with the Company. Therefore, the Company intends to cease processing sugarbeets in those facilities at the end of calendar 2000 following the completion of the fall campaign. These factories will continue to package and distribute refined sugar products with sugar supplies sourced from the remaining two California beet factories and other Company processing facilities. The real estate surrounding the facilities will be sold and the proceeds applied to the reduction of debt; see Note 7 to the Consolidated Financial Statements.

     Selling, general and administrative costs were $2.3 million higher for the three months and $4.0 million higher for the pro forma six months ended March 31, 2000, compared to the same periods of the prior year, primarily due to the discount on the securitization of certain of the Company's accounts receivable of $1.5 million and $3.2 million, respectively. This program was not in place in the year ago period. The increase is also due to bad debt expense of $1.0 million in the second quarter of fiscal 2000 related to the bankruptcy of AmeriServe Food Distribution, Inc., a foodservice segment customer. Absent these two charges, selling general and administrative costs declined.

   Interest expense for the three and six months ended March 31, 2000 decreased as lower overall borrowing levels more than offset higher interest rates.

   During the three and six months ended March 31, 2000, the Company recognized gains of $6.7 million and $35.9 million, respectively, from the sale of substantially all of the Company's marketable securities portfolio.

   The loss on investment in partnership included in the prior year resulted from the write-off of the Company's investment in Pacific Northwest Sugar Company, a partnership in which the Company was a 43% limited partner.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company uses raw sugar futures and options in its inventory purchasing programs. Gains and losses on such transactions are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. The Company does not enter into futures or option transactions for trading purposes.

   The information in the table below presents the Company's domestic raw sugar futures position outstanding as of March 31, 2000. The Company's world sugar positions are not material to its consolidated financial position, results of operations or cash flows.

                                                   Expected Maturity      Expected Maturity
                                                      Fiscal 2000            Fiscal 2001
                                                 ---------------------   --------------------
                                                 (net short positions)   (net long positions)
 Futures Contracts:
 Contract Volumes (cwt.)                                   1,041,600                91,960
 Weighted Average Contract Price (per cwt.)              $     18.80            $    19.96
 Contract Amount                                         $19,582,166            $1,835,848
 Weighted Average Fair Value (per cwt.)                  $     19.34            $    19.17
 Fair Value                                              $20,140,938            $1,762,802

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  The exhibits required to be filed with this report are listed below:

   Exhibit 27  Financial Data Schedules

   The Company is a party to several long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

   (b) The Company did not file any current reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IMPERIAL SUGAR COMPANY
                                       (Registrant)


Dated:  May 12, 2000              By:  /s/ Mark Q. Huggins
                                       -------------------
                                       Mark Q. Huggins
                                       Managing Director
                                       and Chief Financial Officer
                                       (Principal Financial Officer)