Form 10-Q
period 2000-06-30
IMPERIAL SUGAR CO /NEW/
filed 2000-08-04
CIK 831327

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

For the quarterly period ended June 30, 2000

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

                              Yes   X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 2000.

                              32,355,232 shares.


===============================================================================

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES


                                     Index


                                                                          Page
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets                                  3

               Consolidated Statements of Operations                        4

               Consolidated Statements of Cash Flows                        5

               Consolidated Statement of Changes in
               Shareholders' Equity                                         6

               Notes to Consolidated Financial Statements                   7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               12

      Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                           16


PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                            17

                             ______________________

      The statements regarding future market prices, operating results, synergies, sugarbeet acreage, agricultural results, future compliance with debt covenants, the adequacy of future liquidity, future operating efficiencies and cost savings and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy (including the impact of the North American Free Trade Agreement, or NAFTA), the Company's future earnings and cash flow levels, results of discussions with lenders, the ability of the Company to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION


                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        June 30, 2000    September 30,
                                                         (Unaudited)         1999
                                                        --------------   --------------
                                                           (In Thousands of Dollars)
     ASSETS
CURRENT ASSETS:
 Cash and temporary investments                            $    3,424       $    7,925
 Marketable securities                                          4,618           65,496
 Accounts receivable - trade                                   88,312           64,458
 Inventories:
  Finished Products                                           174,580          157,869
  Raw and in-process materials                                 40,971           61,299
  Supplies                                                     33,519           39,896
                                                           ----------       ----------
   Total Inventory                                            249,070          259,064

Deferred costs and prepaid expenses                            35,732           43,461
                                                           ----------       ----------
   Total current assets                                       381,156          440,404

OTHER INVESTMENTS                                               4,583            5,009

PROPERTY, PLANT AND EQUIPMENT - net                           379,579          402,364

GOODWILL & OTHER INTANGIBLES - net                            398,544          406,627

OTHER ASSETS                                                   26,774           26,379
                                                           ----------       ----------

         TOTAL                                             $1,190,636       $1,280,783
                                                           ==========       ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                                  $   94,961       $  141,428
 Short-term borrowings                                         31,644            1,611
 Current maturities of long-term debt                           5,752           12,114
 Other current liabilities                                     75,209           83,162
                                                           ----------       ----------
   Total current liabilities                                  207,566          238,315

LONG-TERM DEBT - net of current maturities                    516,137          553,577

DEFERRED INCOME TAXES, EMPLOYEE BENEFITS
 AND OTHER CREDITS                                            111,287          115,467

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, without par value, issuable in
  series; 5,000,000 shares authorized, none issued                  -                -
 Common stock, without par value,
  50,000,000 shares authorized                                310,397          309,847
 Stock held by benefit trust                                        -           (8,208)
 Treasury stock                                               (15,859)          (7,611)
 Retained earnings                                             60,617           58,191
 Unrealized securities gains - net of income taxes                491           21,205
                                                           ----------       ----------

   Total shareholders' equity                                 355,646          373,424
                                                           ----------       ----------

         TOTAL                                             $1,190,636       $1,280,783
                                                           ==========       ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three Months Ended             Nine Months Ended
                                                                  June 30,                      June 30,
                                                         ---------------------------   ---------------------------
                                                             2000           1999           2000           1999
                                                         -----------    -----------    -----------    -----------
                                                       (In Thousands of Dollars, Except Share and per Share Amounts)

NET SALES                                                $   466,313    $   499,977    $ 1,364,077    $ 1,400,735
                                                         -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of sales                                              427,820        441,421      1,244,768      1,256,298
  Selling, general and administrative                         18,111         21,480         62,115         60,177
  Depreciation and amortization                               13,711         14,017         41,378         39,077
                                                         -----------    -----------    -----------    -----------

    Total                                                    459,642        476,918      1,348,261      1,355,552
                                                         -----------    -----------    -----------    -----------

OPERATING INCOME                                               6,671         23,059         15,816         45,183

INTEREST EXPENSE                                             (15,087)       (14,532)       (43,502)       (44,999)

REALIZED SECURITIES GAINS                                          -          2,379         35,874          4,671

LOSS ON INVESTMENT IN PARTNERSHIP                                  -              -              -        (16,706)

OTHER INCOME (LOSS) - net                                        (11)         1,306            807          2,120
                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                             (8,427)        12,212          8,995         (9,731)

PROVISION (BENEFIT) FOR INCOME TAXES                          (1,962)         5,558          6,569           (191)
                                                         -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                        $    (6,465)   $     6,654    $     2,426    $    (9,540)
                                                         ===========    ===========    ===========    ===========

BASIC EARNINGS (LOSS)
    PER SHARE OF COMMON STOCK                                 ($0.20)         $0.21          $0.08         ($0.30)
                                                         ===========    ===========    ===========    ===========

DILUTED EARNINGS (LOSS)
    PER SHARE OF COMMON STOCK                                 ($0.20)         $0.21          $0.08         ($0.30)
                                                         ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                       32,328,646     32,190,208     32,270,848     31,548,191
                                                         ===========    ===========    ===========    ===========



                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Nine Months Ended
                                                                   June 30,
                                                              -----------------
                                                                2000       1999
                                                              ------      -----
                                                           (In Thousands of Dollars)

OPERATING ACTIVITIES:
  Net income (loss)                                         $  2,426    $  (9,540)
  Adjustments for non-cash and non-operating items:
   Depreciation & amortization                                41,378       39,077
   Gain on sale of marketable securities                     (35,874)      (4,671)
   Loss on investment in partnership                               -       16,706
   Other                                                       2,890          574

 Changes in operating assets and liabilities
    (excluding amounts acquired in the
    Diamond Crystal acquisition):
   Accounts receivables - trade                              (23,854)      99,439
   Inventories                                                 9,994      (66,933)
   Deferred costs and prepaid expenses                         7,729        3,864
   Accounts payable - trade                                  (46,467)      31,654
   Other current liabilities                                    (490)     (43,378)
                                                            --------    ---------
Operating cash flow                                          (42,268)      66,792
                                                            --------    ---------

INVESTMENT ACTIVITIES:
  Acquisition of Diamond Crystal, net of cash acquired             -     (111,442)
  Capital expenditures                                       (12,286)     (16,665)
  Investment in marketable securities                         (3,347)     (13,409)
  Proceeds from sales of marketable securities                64,221       20,492
  Proceeds from the maturity of securities                     3,996            -
  Proceeds from sales of fixed assets                          1,875        2,184
  Other                                                       (3,371)       1,311
                                                            --------    ---------
Investing cash flow                                           51,088     (117,529)
                                                            --------    ---------

FINANCING ACTIVITIES:
  Short-term debt:
   CCC borrowings - advances                                  51,887       59,888
   CCC borrowings - repayments                               (20,470)     (22,448)
   Other - net                                                (1,384)        (839)
  Revolving credit borrowings - net                            2,700       86,985
  Repayment of long-term debt                                (46,502)     (62,965)
  Dividends paid                                                   -       (2,880)
  Issuance of stock and other                                    448        1,116
                                                            --------    ---------
Financing cash flow                                          (13,321)      58,857
                                                            --------    ---------

(DECREASE)INCREASE IN CASH AND TEMPORARY INVESTMENTS          (4,501)       8,120

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD            7,925        2,877
                                                            --------    ---------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD               $  3,424    $  10,997
                                                            ========    =========



                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Nine Months Ended June 30, 2000
                                  (UNAUDITED)



                                       Shares of Common Stock                   Common Stock
                                ------------------------------------  -------------------------------            Unrealized
                                             Held by      Treasury              Held by      Treasury  Retained  Securities
                                 Issued   Benefit Trust    Stock      Issued  Benefit Trust   Stock    Earnings    Gains     Total
                                --------  -------------   ---------   ------  -------------  --------  --------- ----------  -----
                                                                             (In Thousands of Dollars)

BALANCE SEPTEMBER 30, 1999    33,524,166  (684,971)      (635,279)   $309,847   $(8,208)     $(7,611)   $58,191  $ 21,205  $373,424
Comprehensive income:
Net income                             -         -              -           -         -            -      2,426         -     2,426
Change in unrealized
 securities
 gains - net                           -         -              -           -         -            -          -   (20,714)  (20,714)
                                                                                                                             ------
Total comprehensive income             -         -              -           -         -            -          -         -   (18,288)
Employee stock purchase and
 other plans                      67,691         -        (25,569)        159         -          (40)         -         -       119
Stock transferred from
 benefit trust                         -   684,971       (684,971)          -     8,208       (8,208)         -         -         -
Nonemployee director
  compensation plan               91,212         -              -         391         -            -          -         -       391
                              ----------   -------     ----------    --------   -------      -------    -------  --------  --------

BALANCE JUNE 30, 2000         33,683,069         -     (1,345,819)   $310,397   $     -     $(15,859)   $60,617  $    491  $355,646
                              ==========   =======     ==========    ========   =======     ========    =======  ========  ========




                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999


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

     The acquisition was accounted for by the purchase method and, accordingly, the Company's results of operations incorporate Diamond Crystal's results of operations for all periods beginning on and after the acquisition date. The following table presents certain unaudited pro forma information for the nine month period ended June 30, 1999, as if the acquisition of Diamond Crystal had occurred on October 1, 1998, assuming an effective tax rate of 35%.


                                                                  Nine Months Ended June 30
                                                                      2000          1999
                                                                  ------------   -----------
                                                                     Actual       Pro Forma
                                               (In Thousands of Dollars, Except Per Share and Share Amounts)
Net Sales                                                        $ 1,364,077      $ 1,411,819
                                                                 -----------      -----------

Cost of Sales                                                      1,244,768        1,265,066
Selling, General and
 Administrative Expenses                                              62,115           61,529
Depreciation and Amortization                                         41,378           39,510
                                                                 -----------      -----------
Operating Income                                                      15,816           45,714
Interest Expense                                                     (43,502)         (45,702)
Loss on Investment in Partnership                                                     (16,706)
Realized Securities Gains                                             35,874            4,671
Other Income - net                                                       807            2,120
                                                                 -----------      -----------
Income (Loss) Before Income Taxes                                      8,995           (9,903)
Provision (Benefit) for Income Taxes                                   6,569              (13)
                                                                 -----------      -----------

Net Income (Loss)                                                $     2,426      $    (9,890)
                                                                 ===========      ===========

Basic Earnings (Loss) Per Share
 of Common Stock                                                       $0.08           $(0.30)
                                                                 ===========      ===========
Diluted Earnings (Loss) Per Share
 of Common Stock                                                       $0.08           $(0.30)
                                                                 ===========      ===========

Weighted Average Shares Outstanding                               32,270,848       32,135,065
                                                                 ===========      ===========


    Goodwill acquired in this transaction is being amortized over 40 years.

3.  LONG-TERM DEBT

  Long-term debt was as follows (in thousands of dollars):

                                                     June 30,      September 30,
                                                       2000             1999
                                                    -----------      -----------
  Senior Credit Agreement:
   Revolving credit facility                        $    94,200      $    91,500
   Term loans                                           151,902          192,068
  9-3/4% Senior Subordinated Notes due 2007             250,000          250,000
  Industrial revenue bonds                               25,149           25,204
  8-3/8% Senior Notes due 1999                                -            5,801
  Other                                                     638            1,118
                                                    -----------      -----------
   Total long-term debt                                 521,889          565,691
  Less current maturities                                 5,752           12,114
                                                    -----------      -----------
  Long-term debt, net                               $   516,137      $   553,577
                                                    ===========      ===========

     The Company liquidated substantially all of its marketable securities portfolio in the nine months ending June 30, 2000, and utilized $36.6 million of the proceeds to pay down senior term loans.

     The Company's credit agreements require compliance with specified financial and other covenants. Additionally, the Company's revolving receivable purchase facility requires compliance with certain financial covenants and is backed by a liquidity line of credit issued in favor of the receivable purchaser, which expires October 31, 2000. Such back-up line of credit is required under the agreement; however, the Company is not a party to the line of credit. Should the line of credit not be renewed, the revolving receivable purchase agreement would terminate, placing substantial additional liquidity needs on the Company.

     The Company was in compliance with all such covenants at June 30, 2000. Certain financial and other covenants become more restrictive commencing September 30, 2000. Had such more restrictive covenants been in place at June 30, 2000, the Company would not have met them. The Company's ability to maintain compliance with such covenants in the future is a function of its ability to generate sufficient additional EBITDA (as defined) or reduce indebtedness, or both, which in turn are dependant on a number of factors, including future operating results that the Company is unable to predict with certainty. However, absent substantial improvement in the domestic sugar market that would produce significantly improved operating results for the Company, the Company may need to seek relief from certain covenants for the quarter ending September 30, 2000. If the Company needed to seek and were not able to obtain relief from its lenders, it would be restricted from further borrowings and may be required to refinance, restructure or reorganize all or a portion of its indebtedness, sell assets, obtain additional debt or equity financing or take other actions.

     All of the Company's debt agreements and revolving receivable purchase facility contain cross default provisions.


4.  EARNINGS PER SHARE

     The following table presents unaudited information necessary to calculate basic and diluted earnings per share.

                                            Three Months Ended          Nine Months Ended
                                                 June 30,                   June 30,
                                         --------------------------   -------------------------
                                            2000           1999          2000         1999
                                         -----------    -----------   -----------   -----------
                                     (In Thousands of Dollars, Except Share and Per Share Amounts)
Earnings for basic and diluted
 computation:
 Net income (loss)                      $    (6,465)   $     6,654   $     2,426   $    (9,540)
  Adjustments - None                              -              -             -             -
                                        -----------    -----------   -----------   -----------
Adjusted net income (loss)              $    (6,465)   $     6,654   $     2,426   $    (9,540)
                                        ===========    ===========   ===========   ===========

Basic earnings per share:
 Weighted average shares
  outstanding                            32,328,646     32,190,208    32,270,848    31,548,191
                                        ===========    ===========   ===========   ===========
 Net income (loss) per share            $     (0.20)   $      0.21   $      0.08   $     (0.30)
                                        ===========    ===========   ===========   ===========

Diluted earnings per share:
 Weighted average shares
  outstanding                            32,328,646     32,190,208    32,270,848    31,548,191
 Incremental shares issuable
  from assumed exercise of
  stock options under the
  treasury stock method(1)                        -            240             -         4,424
                                        -----------    -----------   -----------   -----------

Weighted average shares
 outstanding - as adjusted               32,328,646     32,190,448    32,270,848    31,552,615
                                        ===========    ===========   ===========   ===========

Net income (loss) per share             $     (0.20)   $      0.21   $      0.08   $     (0.30)
                                        ===========    ===========   ===========   ===========

----------
(1) Securities excluded from the computation of diluted EPS for June 30, 2000 that could potentially dilute basic EPS in the future were options to purchase 955,000 shares, to be issued under the Company's employee stock incentive plan and 3,000 shares to be issued under the nonemployee director stock option plan.

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

     Summarized unaudited financial information concerning the Company's reportable segments for the three months and nine months ended June 30, 2000 and 1999, is shown in the following table. The "Corporate and Other" column includes corporate-related items and activities related to the Company's securitization of receivables.

                                                                   Corporate     Reconciling
                                          Sugar      Foodservice   and Other     Eliminations    Consolidated
                                        ----------   -----------   ---------   -------------     ------------
                                                               (Thousands of Dollars)
For the Three Months Ending
June 30, 2000
------------------------------------
 Revenues from external customers       $  370,463    $ 95,850                                     $  466,313
 Intersegment revenues                      23,927       1,896                       $(25,823)              -
 Gross margin                               28,401      10,092                                         38,493
 Operating income (loss)                     6,093       2,250       $ (1,672)                          6,671

For the Three Months Ending
June 30, 1999
------------------------------------
 Revenues from external customers       $  395,408    $104,569                                     $  499,977
 Intersegment revenues                      25,813       1,786                       $(27,599)              -
 Gross margin                               45,824      12,732                                         58,556
 Operating income (loss)                    21,098       2,295       $   (334)                         23,059

For the Nine Months Ending
June 30, 2000
------------------------------------
 Revenues from external customers       $1,070,696    $293,381                                     $1,364,077
 Intersegment revenues                      73,817       5,581                       $(79,398)              -
 Gross margin                               88,248      31,061                                        119,309
 Operating income (loss)                    18,678       1,985       $ (4,847)                         15,816

For the Nine Months Ending
June 30, 1999
------------------------------------
 Revenues from external customers       $1,105,813    $294,922                                     $1,400,735
 Intersegment revenues                      68,365       5,517                       $(73,882)              -
 Gross margin                              106,596      37,841                                        144,437
 Operating income (loss)                    36,371       9,146       $   (334)                         45,183


Reconciliation of operating income to net income (loss) before income taxes (in thousands):

                                       Three Months Ended         Nine Months Ended
                                            June 30,                  June 30,
                                     -----------------------     -------------------
                                        2000          1999         2000        1999
                                     ----------    ---------     --------    -------
 Operating income                       $  6,671    $ 23,059    $ 15,816    $ 45,183
 Interest expense                        (15,087)    (14,532)    (43,502)    (44,999)
 Securities gains                              -       2,379      35,874       4,671
 Loss on investment in partnership             -           -           -     (16,706)
 Other income (expense)                      (11)      1,306         807       2,120
                                        --------    --------    --------    --------
 Income (loss) before income taxes      $ (8,427)   $ 12,212    $  8,995    $ (9,731)
                                        ========    ========    ========    ========

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

                                           Three Months Ended       Nine Months Ended
                                                June 30,                June 30,
                                           -------------------    ---------------------
                                             2000       1999         2000         1999
                                           --------   --------    ---------   ---------
   Income Statement Data
   ---------------------
   Net Sales                               $406,366   $435,009   $1,176,297   $1,208,920
   Operating income                           2,776     35,468        7,565       32,519
   Net income                                 3,789     11,313        5,166       11,718

                                                                   June 30,
                                                                    2000
                                                                 ----------
   Balance Sheet Data
   ------------------
   Current assets                                                $  363,430
   Property, plant and equipment, net                               324,277
   Goodwill - net                                                   398,544
   Current liabilities                                              178,128
   Long-term debt, net                                               25,050


7.  PRODUCTION CONSOLIDATION


     The Company intends to cease processing sugarbeets at the Tracy and Woodland, California facilities near the end of calendar 2000 following the completion of the fall production campaign. These factories will continue to package and distribute refined sugar products with sugar supplied from the remaining two California beet factories and other Company processing facilities. The Company intends to sell the real estate surrounding the facilities which, based on independent appraisals, is expected to generate proceeds in excess of $30 million, which are required to be applied to the reduction of debt. In August 2000, the Company announced it was discontinuing cane sugar refining at its Clewiston, Florida refinery. The Company expects to realize significant cost efficiencies by concentrating production in the southeastern United States in its large Savannah, Georgia refinery. As a result of discontinuing the refining operation in Clewiston, Florida, as well as ceasing to process sugarbeets at Tracy and Woodland, California, the Company expects to take a charge in fiscal fourth quarter 2000 of approximately $25 million, of which approximately $13 million is related to impairment costs to write down to fair value the assets used in those facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     The Company's primary capital requirements generally include working capital, debt service and capital expenditures. The primary sources of capital are expected to be operating cash flow, borrowings under the revolving credit facility, sales of receivables under the revolving receivable purchase facility and borrowings from the Commodity Credit Corporation ("CCC"). The Company's sugar production operations require substantial seasonal working capital. This seasonal requirement generally peaks during the Company's second fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made. At times during the quarter ended March 31, 2000, the Company utilized substantially all of its available borrowing capacity primarily due to higher inventory levels from record sugarbeet crops. At
June 30, 2000, unused borrowing capacity was $36.5 million, including $25.0 million of additional seasonal CCC borrowing capacity allowed annually under the Senior Credit Agreement; such additional seasonal capacity expired
July 15, 2000. Unused capacity at August 2, 2000, was $22.5 million. The Company expects that its liquidity will continue to improve during the balance of fiscal 2000, as seasonal inventory levels decline. Additionally, the Company intends to participate in the forfeitures of sugar under loan with the CCC in the fourth quarter of fiscal 2000, which would further reduce inventory and short term borrowing levels and thus improve liquidity.

     The Company's Amended and Restated Credit Agreement, dated as of
December 22, 1997, as most recently amended November 18, 1999, ("the Senior Credit Agreement") requires the Company to maintain compliance with certain specified financial covenants, including a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and senior debt to EBITDA, as well as a minimum adjusted current ratio and a minimum level of net worth. Commencing with the quarter ending December 31, 2000, the Senior Credit Agreement will require a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

     The Company's revolving receivable purchase facility requires compliance with certain financial covenants and is backed by a liquidity line of credit issued in favor of the receivable purchaser, which expires October 31, 2000. Such back-up line of credit is required under the agreement; however, the Company is not a party to the line of credit. Should the line of credit not be renewed, the revolving receivable purchase agreement would terminate, placing substantial additional liquidity needs on the Company.

     During the period November 15 to March 15 each year, the Company is precluded from incurring additional indebtedness (other than available borrowings under the Senior Credit Agreement and CCC borrowings allowed thereunder) based on restrictions in the indenture governing its senior subordinated notes. The adequacy of available sources of liquidity to finance the Company's operations through the peak requirements in the first two quarters of fiscal 2001 is a function of a number of factors, which the Company is unable to predict. Such factors include the size and sugar content of the sugarbeet crop contracted to the Company for harvest in the fall of 2000, the market price for raw sugar, the market price of and demand for refined sugar, cash flow provided from operations and continued availability of revolving credit borrowings and revolving receivable sales under the receivable purchase facility.

     The Company was in compliance with all covenants under its credit and revolving receivable purchase agreements at June 30, 2000. Certain financial and other covenants become more restrictive commencing September 30, 2000. Had such more restrictive covenants been in place at June 30, 2000, the Company would not have met them. The Company's ability to maintain compliance with such covenants in the future is a function of its ability to generate sufficient additional EBITDA or reduce indebtedness, or both, which in turn are dependant on a number of factors, including future operating results that the Company is unable to predict with certainty. However, absent substantial improvement in the domestic sugar market that would produce significantly improved operating results for the Company, the Company may need to seek relief from certain covenants for the quarter ending September 30, 2000.

     If the Company needed to seek and were not able to obtain relief from its lenders, it would be restricted from further borrowings and may be required to refinance, restructure or reorganize all or a portion of its indebtedness, sell assets, obtain additional debt or equity financing or take other actions. The Company has engaged Wasserstein Perrella & Co. to provide restructuring and recapitalization advice. Additionally, Credit Suisse First Boston is working with the Company to attempt to raise equity capital.

     Long-term debt at June 30, 2000 was $516.1 million, consisting principally of $250.0 million of senior subordinated notes and borrowings under the Senior Credit Agreement. The Senior Credit Agreement includes a $157.0 million revolving credit facility (available through December 2002) and term loans aggregating $151.9 million. Interest on borrowings under the Senior Credit Agreement is based on floating rates (either a base rate plus a margin ranging from 0.75% to 3.0% or a Eurodollar rate plus a margin ranging from 1.75% to 4.0%). The Company has entered into interest rate swap agreements with major financial institutions to effectively fix the market interest rate on $215.9 million of the amounts outstanding under the Senior Credit Agreement at a weighted average annual rate of 9.25% as of June 30, 2000. The Company will be required to make prepayments, with certain exceptions, equal to 100% of the net proceeds from certain new indebtedness, the sale of equity securities and the disposition of assets, including proceeds from the sale of stock of any subsidiaries, plus 75% of excess cash flow (as defined). The Senior Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings from the CCC are secured by beet sugar inventories. Under terms of the Senior Credit Agreement, CCC borrowings are generally limited to $50 million and reduce dollar for dollar the availability of borrowings under the revolving line of credit. Additional seasonal CCC borrowings of up to $25 million may be made from November 15 to March 15 each year (extended to July 15 for 2000), without reduction of the amounts available under the revolving credit facility.

     The Company has a revolving receivable purchase facility with an independent issuer of receivables-backed commercial paper. The agreement establishes a five-year, $110.0 million revolving receivables purchase facility that expires on June 30, 2004, which allows the Company to sell certain accounts receivables on a non-recourse basis. Receivables are sold under the agreement at discount rates based on a commercial paper rate plus a margin of 0.7%. At June 30, 2000, the Company had sold $88.1 million of accounts receivable under the facility.

     The Company liquidated approximately $64.2 million of its marketable securities portfolio in the nine months ending June 30, 2000, and utilized $36.6 million of the proceeds to pay down long-term debt.

     The Company's capital expenditures for fiscal 2000 are expected to approximate $20.0 million, primarily for environmental, safety and obsolescence projects.

     The Company's debt agreements impose various restrictions that could limit the Company's ability to respond to market conditions, to provide for unanticipated capital requirements, to raise additional debt or equity capital or to take advantage of business opportunities. In addition to the financial covenants described above, the Company and each of its subsidiaries is subject to negative covenants contained in the Senior Credit Agreement that restrict, subject to specified exceptions:

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

     All of the Company's debt agreements and revolving receivable purchase facility contain cross default provisions.


Results of Operations
---------------------

     Net sales decreased $33.7 million, or 6.7%, for the three months and $47.7 million, or 3.4% for the nine months ended June 30, 2000, compared to the same periods pro forma of the prior year. The decrease in net sales for both the three and nine month periods ended June 30, 2000, compared to 1999 were due to lower sales prices for refined sugar, which was partially offset by an increase in refined sugar volumes. The Company sold refined sugar totaling $31.2 million to the government under a U.S. Department of Agriculture tender program in the third quarter, which was the reason the sugar segment's refined sugar volumes increased for the period. The foodservice segment's net sales decreased 8.3% for the three months and 4.1% for the nine month period ended June 30, 2000, compared to the pro forma amounts for the same periods of the prior year, primarily as a result of lower sales prices received for refined sugar sold in foodservice markets.

     Gross margin as a percent of sales declined from 11.7% to 8.3% for the quarter and from 10.3% to 8.7% for the nine months, primarily due to significantly lower sales prices for refined sugar in both the sugar and foodservice segments, which more than offset the benefits from lower raw sugar costs. In addition, gross margin was negatively impacted by the tender of refined sugar to the government, which was sold at a loss of $2.4 million.

     The Company, as well as the rest of the domestic sugar industry, has experienced a very difficult operating environment, and the Company does not anticipate that the fundamentals of the domestic sugar industry will improve over the near term. Following a period of expansion in acreage planted in sugarbeets, the rate of which has exceeded growth in domestic demand for refined sugar, the largest domestic sugarbeet crop in history has produced a significant oversupply of refined sugar. The market has reacted accordingly, and prices for refined bulk sugar have fallen to fifteen-year lows, with published industry prices declining over 20%. The largest cane sugar crop in history, again due to acreage expansion as well as the development of higher yielding cane varieties, has caused the market price for domestic and quota foreign raw cane sugar to fall over 15%, also to fifteen-year lows. Additionally, the prospect of substantially higher imports of sugar from Mexico beginning on October 1, 2000, under NAFTA, may exacerbate the current oversupply.

     The decline in refined sugar prices has reduced margins both in the Company's sugarbeet processing operations, where the Company shares in the net revenues from refined sugar with the growers, as well as in its cane sugar refinery operations. The Company contracted a portion of industrial sugar sales for fiscal 2000 prior to the majority of the decline in prices, so it is not feeling the entire impact of the price decline in fiscal 2000. Similarly, the Company is not realizing the entire benefit of the lower raw sugar prices in fiscal 2000 because it contracted for its raw sugar supplies as it contracted for refined cane sugar industrial sales, pricing some of its raw sugar needs at higher levels. Overall, refined sugar prices have fallen more than raw sugar prices; so despite the reduced raw material costs, margins are significantly adversely impacted.

     While the Company has incurred and expects to continue to incur increasing energy, packaging and benefit costs, it has undertaken an initiative to reduce other costs, with savings at a $15 million annual run rate by the beginning of the fourth quarter of fiscal 2000. Approximately half of those savings are from reducing operating costs in the sugar refining operations, with the remaining cost savings from more efficient purchasing and savings in manufacturing costs in the foodservice segment, as well as a reduction in selling, general & administrative costs. Additionally, the Company is instituting new procurement procedures using third-party procurement groups which have the potential of reducing these costs.

     The Company intends to cease processing sugarbeets at the Tracy and Woodland, California facilities at the end of calendar 2000 following the completion of the fall production campaign. These factories will continue to package and distribute refined sugar products with sugar supplied from the remaining two California beet factories and other Company processing facilities. The Company intends to sell the real estate surrounding the facilities which, based on independent appraisals, is expected to generate proceeds in excess of $30 million, which will be applied to the reduction of debt. In August 2000, the Company announced it was discontinuing cane sugar refining at its Clewiston, Florida refinery. The Company expects to realize significant cost efficiencies by concentrating production in the southeastern United States in its large Savannah, Georgia refinery. As a result of discontinuing the refining operation in Clewiston, Florida, and ceasing to process sugarbeets at Tracy and Woodland, California, the Company expects to take a charge in fiscal fourth quarter 2000 of approximately $25 million, of which approximately $13 million is related to impairment costs to write down to fair value the assets used in those facilities.

     Excluding the expenses related to the Company's accounts receivable securitization program of $1.6 million for the quarter and $4.8 million for the nine months ended June 30, 2000, as this program was not in place in the year ago period, selling, general and administrative costs were $5.0 million lower for the three months and $4.2 million lower for the nine months ended June 30, 2000, compared to the pro forma amounts for the same periods of the prior year. The decline is principally from reduced sales-related, administrative and promotional costs in the sugar segment, lower fixed and other overhead costs in the foodservice segment resulting from previously announced plant closures and from other expense reductions achieved across the Company's operations.

     Interest expense increased for the three months ended June 30, 2000 compared to prior year, due primarily to higher market interest rates and higher margins, which were partially offset by lower overall borrowing levels resulting from the securitization of accounts receivable and sale of marketable securities. Interest expense for the nine months ended June 30, 2000 decreased as lower overall borrowing levels more than offset higher interest rates.

     During the nine months ended June 30, 2000, the Company recognized a gain of $35.9 million from the sale of the majority of the Company's marketable securities portfolio.

     The loss on investment in partnership included in the prior year resulted from the write-off of the Company's investment in Pacific Northwest Sugar Company, a partnership in which the Company was a 43% limited partner.

     Other Income for the three and nine months ended June 30, 2000 was lower than the comparable period of the prior year primarily as a result of a decrease in dividend income due to the sale of the majority of the Company's marketable securities portfolio in fiscal 2000. Additionally, the Company recognized a gain of $1.2 million on the sale of land at a former beet sugar factory during the three months ended June 30, 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company uses raw sugar futures and options in its inventory purchasing programs and natural gas futures to hedge natural gas purchases used in its manufacturing operations. Gains and losses on raw sugar futures and options are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period of the purchase. The Company does not enter into futures or option transactions for trading purposes.

     The information in the table below presents the Company's domestic raw sugar futures position outstanding as of June 30, 2000. The Company's world sugar positions are not material to its consolidated financial position, results of operations or cash flows.

                                                   Expected Maturity      Expected Maturity
Domestic Raw Sugar                                    Fiscal 2000            Fiscal 2001
------------------                               ---------------------   --------------------
                                                 (net short positions)   (net long positions)
 Futures Contracts:
 Contract Volumes (cwt.)                                       243,040                35,840
 Weighted Average Contract Price (per cwt.)                 $    19.23              $  19.61
 Contract Amount                                            $4,674,173              $702,901
 Weighted Average Fair Value (per cwt.)                     $    18.82              $  19.30
 Fair Value                                                 $4,574,013              $ 69,880


     The above information does not include either the Company's physical inventory or its fixed price purchase commitments for raw sugar.

     The information in the table below presents the Company's natural gas futures position outstanding as of June 30, 2000 .


                                                  Expected      Expected      Expected
                                                  Maturity      Maturity      Maturity
Natural Gas                                      Fiscal 2000   Fiscal 2001   Fiscal 2002
-----------                                      -----------   -----------   -----------
Futures Contracts (long positions):
Contract Volumes (mmbtu)                             550,000     4,900,000       150,000
Weighted Average Contract Price (per mmbtu)       $     4.41   $      3.65      $   3.46
Contract Amount                                   $2,427,000   $17,886,000      $519,000
Weighted Average Fair Value (per mmbtu)           $     4.46   $      4.01      $   3.53
Fair Value                                        $2,453,000   $19,633,000      $529,000


     Although the Company's position in derivative financial instruments and other financial instruments has not changed materially since September 30, 1999, the market value on the Company's interest rate swaps have increased to $6.7 million due to the rise in interest rates.


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

    (b) The Company did not file any current reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         IMPERIAL SUGAR COMPANY
                                               (Registrant)


Dated: August 4, 2000               By:  /s/ Mark Q. Huggins
                                         -------------------
                                         Mark Q. Huggins
                                         Managing Director
                                         and Chief Financial Officer
                                         (Principal Financial Officer)