Form 10-K405
period 2000-09-30
IMPERIAL SUGAR CO /NEW/
filed 2000-12-29
CIK 831327

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

For the fiscal year ended September 30, 2000  Commission File Number 1-10307

                            IMPERIAL SUGAR COMPANY
            (Exact name of registrant as specified in its charter)

              Texas                                  74-0704500
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

           One Imperial Square, P.O. Box 9, Sugar Land, Texas 77487
              (Address of principal executive offices) (Zip Code)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20 million, based upon the last reported sales price of the registrant's Common Stock on the American Stock Exchange on December 13, 2000 and (solely for this purpose) treating all directors, executive officers and 10% shareholders of the registrant as affiliates.

  The number of shares outstanding of each of the registrant's Common Stock, as of December 13, 2000, was 32,412,369.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    Part I

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................    9
 Item 3.  Legal Proceedings.............................................   10
 Item 4.  Submission of Matters to a Vote of Security Holders...........   10
          Executive Officers of the Registrant..........................   10

                                    Part II

 Item 5.  Market for the Registrant's Common Equity and Related
           Shareholder Matters..........................................   12
 Item 6.  Selected Financial Data.......................................   12
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   13
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   19
 Item 8.  Financial Statements and Supplementary Data...................   22
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   22

                                   Part III

 Item 10. Directors and Executive Officers of the Registrant............   23
 Item 11. Executive Compensation........................................   25
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   30
 Item 13. Certain Relationships and Related Transactions................   31

                                    Part IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................   32

                               ----------------

  The statements regarding the future status of financing arrangements, the status and possible outcomes of restructuring discussions, the Company's liquidity and ability to finance its operations, future market prices, operating results, synergies, sugar beet acreage, operating efficiencies, cost savings, government actions regarding sugar and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets, cost and availability of energy and other resources and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                                    PART I

ITEM 1. Business

  Imperial Sugar Company (the "Company") is the largest processor and marketer of refined sugar in the United States and is a leading distributor of sugar, nutritional products, sauces, seasonings, drink mixes and desserts to the foodservice industry. The Company, as well as most of the domestic sugar industry, experienced a very difficult operating environment during the year ended September 30, 2000, as an oversupply of refined sugar resulted in historically low selling prices. At September 30, 2000, the Company would have been in violation of certain financial covenants of its Amended and Restated Credit Agreement, dated as of December 22, 1997 (the "Senior Credit Agreement") had the lenders not waived such covenants temporarily. The Company did not make its scheduled December 15, 2000, interest payment on its 9 3/4% Senior Subordinated Notes due 2007 (the "Subordinated Debt"). The indenture for the Subordinated Debt provides for a thirty-day grace period for the payment of interest, however the Company does not expect to make such payment currently. Additionally, the Company has contracted a substantial portion of industrial sugar sales for fiscal 2001 at historically low prices, and raw sugar prices have not declined as much as refined sugar prices. As a result, margins on the sale of refined sugar have narrowed and the Company may incur significant losses and negative cash flows from operations for the year ending September 30, 2001.

  The Company has held discussions with representatives of its principal lenders about a financial restructuring plan which may occur under the supervision of a United States Bankruptcy Court. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

  The Company operates in two domestic business segments--the sugar segment, which produces and sells refined sugar and related products, and the foodservice segment, which sells and distributes numerous products to foodservice customers. The segment information in Note 12 to the Company's Consolidated Financial Statements is incorporated herein by reference. The Company refines raw cane sugar at refineries located in Texas, Georgia and Louisiana and produces beet sugar at beet sugar factories located in California, Wyoming, Montana and Michigan. For the year ended September 30, 2000, the Company sold approximately 60 million hundredweight ("cwt") of refined sugar. The foodservice segment currently operates six facilities in California, Georgia, Indiana, Iowa and Ohio.

  The Company offers a broad product line and sells to a wide range of customers directly and through wholesalers and distributors. Sugar segment customers include retail grocers and industrial customers, principally food manufacturers. Foodservice segment customers include distributors, restaurants, healthcare institutions, geriatric centers, schools and other institutions. The Company's sugar products include granulated, powdered, liquid and brown sugars sold in a variety of packaging options (one pound boxes to 100-pound bags, individual packets and in bulk) under various brands (Imperial(R), Holly(R), Spreckels(R), Dixie Crystals(R), Pioneer(R) and Wholesome Sweeteners(TM)) or private labels. In addition, the Company produces selected specialty sugar products, including Savannah Gold(TM) (a premium-priced, free-flowing brown sugar), Sucanat(TM)(sugar milled from organically grown sugarcane) and specialty sugars used in confections and icings. The foodservice segment sells sugar in packages from 50-pound bags to individual packets to foodservice customers, along with complementary nonsugar products, including salt, pepper and other seasonings, non-nutritive sweeteners, non-dairy creamers, nutritional products, sauces, drink mixes, desserts, plastic cutlery and packets of plastic cutlery with seasonings and other items.

  Imperial was incorporated in 1924 and is the successor to a cane sugar plantation and milling operation begun in Sugar Land in the early 1800s that began producing granulated sugar in 1843. In 1988, the Company purchased Holly Sugar Corporation ("Holly") and in April 1996, acquired Spreckels Sugar Company ("Spreckels"). The Company completed its acquisition of Savannah Foods & Industries, Inc. ("Savannah Foods") in December 1997 and acquired Wholesome Sweeteners L.L.C. ("Wholesome Sweeteners") and

Diamond Crystal Specialty Foods, Inc. ("Diamond Crystal") in September and November 1998, respectively. As used herein "Imperial" or the "Company" refers to Imperial Sugar Company and its subsidiaries.

Industry Overview

  Refined sugar can be produced by either processing sugar beets or processing and refining sugarcane. The profitability of cane sugar and beet sugar operations is affected by government programs designed to support the price of domestic crops of sugar beets and sugarcane, which affect cane sugar and beet sugar operations differently. See "--Sugar Legislation and Other Market Factors".

  Cane Sugar Production Process. Sugarcane is grown in tropical and semitropical climates in the United States and some foreign countries. Sugarcane is processed by raw cane mills promptly after harvest into raw sugar, which is approximately 98% sucrose and may be stored for long periods and transported over long distances without affecting its quality. Raw cane sugar imports currently are limited by United States government programs.

  Cane sugar refineries like those operated by the Company purify raw sugar to produce refined sugar. Operating results of cane sugar refineries are driven primarily by the spread between raw sugar and refined sugar prices. See "-- Sugar Legislation and Other Market Factors".

  Beet Sugar Production Process. Sugar beets can grow wherever a five-month growing season is possible. In the United States, sugar beets are grown in California, Colorado, Idaho, Michigan, Minnesota, Montana, Nebraska, North Dakota, Ohio, Oregon, South Dakota, Washington and Wyoming. Harvest periods depend on the growing area, but are generally in the early fall, except in California, where spring and summer harvests also occur.

  Sugar beets are highly perishable and must be processed into refined sugar quickly after harvest to avoid deterioration. Beets may be stored in piles awaiting processing where temperatures are sufficiently cool. Sugar beets are converted to refined sugar through a single continuous process at beet sugar factories. Beet sugar factories are located near the areas in which beets are grown in order to reduce freight costs and the risk of deterioration before processing. The Company's staggered harvest seasons with respect to the sugar beet acreage supplying the Company's sugar beet production facilities allows it to produce beet sugar year round even though the production campaign at any single facility generally lasts no more than 180 days. Operating results are driven primarily by the quantity and quality of sugar beets dedicated to the factory and the net sales prices received for the refined beet sugar. The beet processor shares a portion of the net sales price with growers through various participation or recovery contracts or cooperative arrangements. See "--Raw Materials and Processing Requirements--Sugar Beet Purchases".

  Government Regulation. Federal government programs have existed to support the price of domestic crops of sugar beets and sugarcane almost continually since 1934. The regulatory framework that currently affects the domestic sugar industry includes the Federal Agricultural Improvement and Reform Act of 1996 (the "Farm Bill"), which provides for loans on sugar inventories to first processors (i.e., raw cane sugar mills and beet processors) and implements a tariff rate quota which limits the amount of raw and refined sugar that can be imported into the United States. The North American Free Trade Agreement ("NAFTA"), which was adopted in 1994 and limits the amount of sugar that can be imported to and exported from Mexico, has to date had a lesser impact on the United States sugar market. See "--Sugar Legislation and Other Market Factors."

  Domestic Demand. Domestic demand for refined sugar has increased each year since 1986, and the annual rate of growth over the five-year period ended September 2000 has ranged from 1.5% to 2.0%.

  Domestic Supply. Reduced demand in the early 1980s was absorbed principally by capacity reductions in the cane sugar refining sector. Approximately one-third of domestic cane sugar refining capacity was eliminated between 1981 and 1988. Cane sugar refining capacity remained relatively flat from 1988 until 1998, when construction of a refinery in Florida with a rated annual capacity of approximately 10 million cwt was completed. Growth in refined sugar demand during the last decade has been largely satisfied through increased beet sugar production. In recent years, there have been a number of expansions to existing beet sugar factories to allow for increased acreage dedications.

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

Products and Sales

  Sugar Segment. The principal product line in the sugar segment is refined sugar, which accounted for approximately 78% of the Company's consolidated net sales for the year ended September 30, 2000. The Company has a relatively well-balanced combination of cane and beet sugar sales, with cane sugar constituting approximately 59% and beet sugar constituting 41% of the Company's refined sugar sales for the year ended September 30, 2000. Through Wholesome Sweeteners, the Company also sells sugar produced from organically grown sugarcane. The Company markets its sugar products to retail grocery and industrial customers by direct sales and through brokers. For the year ended September 30, 2000, the Company's sales of refined sugar products to retail grocery accounted for approximately 26% of sugar segment sales and sales to industrial customers accounted for 59%.

  Grocery Sales. The Company produces and sells granulated white, brown and powdered sugar to grocery customers in packages ranging from one-pound boxes to 25-pound bags. Retail packages are marketed under the trade names Imperial(R), Dixie Crystals(R), Holly(R), Spreckels(R), Pioneer(R) and Wholesome Sweeteners(TM), and are also sold under retailers' private labels. Private label packaged sugar, which represents a significant percentage of the Company's grocery sales, is generally sold at prices lower than those received for branded sugar. The Company seeks to capitalize on its well-known brands to increase sales of higher-margin branded products as a percentage of total grocery sales.

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

  Foodservice Segment. The Company's foodservice segment sells numerous products to foodservice customers, including healthcare institutions, ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer and plastic cutlery, nutritional dry mixes, nutritional frozen products, sauces, seasonings, drink mixes, desserts and diet kits(R) (packets of plastic cutlery with seasonings and other items). During the year ended September 30, 2000, sugar products sold in the foodservice segment accounted for 12% of consolidated net sales and 57% of foodservice segment sales. The Company believes that the foodservice sector is one of the most rapidly growing segments of the domestic food industry.

  Sales and Marketing. The Company's products in both the sugar and foodservice segments are sold directly by the Company's sales force and through independent brokers. The Company maintains sales offices at its offices in Sugar Land, Texas and Savannah, Georgia and at regional locations across the United States. The Company considers its marketing and promotional activities important to its overall sales effort. The Company advertises its brand names in both print and broadcast media and distributes various promotional materials, including discount coupons and compilations of recipes. No customer accounted for 5% or more of the Company's sales for the year ended September 30, 2000.

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

  Beet Seed. The Company develops, produces and markets commercial seed to beet growers under contract to the Company as well as growers under contract to grow for other beet sugar processors. The Company does not sell, nor does it authorize its growers to utilize, genetically modified seed in their production program. The Company's beet seed operations are conducted primarily in Sheridan, Wyoming and Tracy, California. The Company is also active in sugar beet disease control, as sugar beet growing areas have varying levels of diseases that affect sugar beet quality and quantity as well as the cost of processing. The Company has a sugar beet plant pathology disease control research laboratory in Tracy, California that develops and implements disease control strategies for all of the Company's sugar beet growing areas.

  The Company has an agreement with ADVANTA SEEDS, a partnership of D. J. van der Have B.V. and Societe Europeenne de Semences, N.V., S.A. ("ADVANTA"), granting ADVANTA access to the Company's proprietary beet seed breeding material for varietal seed development in exchange for the exclusive marketing rights to ADVANTA's beet seed in certain markets in the United States, Canada and Mexico.

Manufacturing Facilities

  The Company owns and operates three cane sugar refineries and 11 sugar beet factories. Each facility is served by adequate transportation and is maintained in good operating condition. The facilities operate continuously when in operation. The following table shows the location and capacity of each of the Company's refineries and processing plants:

                                                             Approximate Daily
                                                             Melting Capacity
   Cane Sugar Refineries                                   (Pounds of Raw Sugar)
   ---------------------                                   ---------------------
   Port Wentworth, Georgia................................       6,300,000
   Gramercy, Louisiana....................................       4,200,000
   Sugar Land, Texas......................................       4,000,000
                                                                ----------
     Total................................................      14,500,000
                                                                ==========

                                                             Approximate Daily
                                                             Slicing Capacity
   Beet Sugar Factories                                    (Tons of Sugar Beets)
   --------------------                                    ---------------------
   Brawley, California....................................         9,000
   Mendota, California....................................         4,200
   Tracy, California*.....................................         5,000
   Woodland, California*..................................         4,000
   Caro, Michigan.........................................         4,000
   Carrollton, Michigan...................................         3,400
   Sebewaing, Michigan....................................         6,000
   Croswell, Michigan.....................................         4,000
   Sidney, Montana........................................         7,000
   Torrington, Wyoming....................................         5,700
   Worland, Wyoming.......................................         3,600
                                                                  ------
     Total................................................        55,900
                                                                  ======

--------
* Sugar production ceased in December 2000 at Tracy and Woodland. See Note 14 to the Consolidated Financial Statements.

  The Company operates an ion exclusion facility in Hereford, Texas to separate refined sugar from molasses, and also uses the facility as a distribution center. The Company ceased sugar production at its Clewiston, Florida cane sugar refinery in October 2000, and continues to use the facility as a distribution center.

  The following table shows the location and approximate square footage of the Company's foodservice manufacturing facilities, each of which is owned by the
Company:

   Foodservice Manufacturing Facilities                              Square Feet
   ------------------------------------                              -----------
   Savannah, Georgia................................................   314,500
   Bondurant and Mitchellville, Iowa................................   152,513
   Bremen, Georgia..................................................   132,400
   Perrysburg, Ohio.................................................   131,000
   Visalia, California..............................................   101,500
   Indianapolis, Indiana............................................    63,240

Raw Materials and Processing Requirements

  Raw Cane Sugar. The Company purchases raw cane sugar from domestic sources of supply located in Louisiana and Florida, as well as from various foreign countries. The availability of foreign raw cane sugar is determined by the import quota level designated by applicable regulation. See "--Industry Overview" and "--Sugar Legislation and Other Market Factors". The Company has not experienced difficulties in the past in contracting sufficient quantities of raw cane sugar to supply its refineries.

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

  Sugar Beet Purchases. In fiscal 2000, the Company purchased sugar beets from over 2,400 independent growers, which supplied the Company's factories with sugar beets from approximately 320,000 acres. The sugar beets are purchased under contracts negotiated with associations representing growers. The Company contracts for acreage prior to the planting season based on estimated demand, marketing strategy, processing capacity and historical crop yields. The type of contract used in the western United States provides for payments to the grower based on the sugar content of the sugar beets delivered by each grower and the net selling price of refined beet sugar during the specified contract year. The type of contract used in Michigan provides for growers to share in the revenues generated by sales of pulp and molasses, as well as sales of refined sugar. Most grower contracts provide for a premium to the growers for delivering beets of superior quality. The net selling price is the gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization costs for certain facilities used in connection with marketing. Use of this type of participating contract reduces the Company's exposure to price risks on its refined sugar inventory by causing the price the Company pays on its sugar beet purchases to vary with the price received for refined sugar.

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

  Once harvested, sugar beets are purchased by the Company and, in some locations, stored in piles until processed. Under the contracts used in Michigan and the Rocky Mountains, the beet growers share the risk of deterioration of the stored sugar beets with the Company. However, the Company contractually accepts about one-half of the risk with respect to stored sugar beets in these areas and all of the risk in other areas. The Company believes that the geographic diversity of its growing areas reduces the risk that adverse conditions will occur company-wide; however, there can be no assurance that the Company's results of operations will not be adversely affected by such risks.

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

  Pricing of natural gas contracts is generally fixed for the term or indexed to a spot market index. The Company has also utilized financial tools such as futures, swaps and caps to stabilize the price for gas purchases under indexed contracts. Coal is available in abundant supply domestically, and the Company is able to purchase coal competitively.

  The Company owns a royalty interest in a coal seam methane gas project in the Black Warrior Basin of Alabama as an additional indirect hedge against futures natural gas price increases. Gas royalties received during fiscal 2000 were approximately $386,000.

  Other Raw Materials. Foundry coke and limestone are used in the beet sugar extraction process. The Company generally purchases coke under contracts with one to three-year terms and utilizes rail transportation to deliver the coke to factories. Domestic coke supplies may become tighter due to environmental restrictions; the Company has the option of converting existing coke-fired equipment to natural gas should the availability and economics of coke so dictate. The Company owns a 50% share of a limestone quarry in Warren, Montana that supplies the Sidney, Montana and Worland, Wyoming factories with their annual limestone requirements. The Company operates a limestone quarry in Cool, California that supplied the Company's Northern California beet processing factories with limestone. These quarries do not normally supply the Company's other factories because of high freight costs. Limestone required in the other factory operations is generally purchased from independent sources under contracts with one to five-year terms. The Company is negotiating a sale of its Cool, California quarry.

Research

  The Company operates research and development centers in Sugar Land, Texas and Savannah, Georgia where it conducts research relating to manufacturing process technology, factory operations, food science and new product development. In Savannah, the Company operates a "pilot plant" in connection with its research and development activities where it has developed sugar products co-crystallized with other flavors such as honey. The Company markets the co-crystallized specialty products produced at the pilot plant.

Competition

  The Company's sugar segment competes with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners. The Company's foodservice segment competes with other foodservice suppliers. Selling price and the ability to supply the buyer's quality and quantity requirements in a timely fashion are important competitive factors. Certain competing beet sugar processors have expanded their production capacity significantly in the recent past. The additional sugar marketed as a result of this expansion has acted to reduce refined sugar prices at times during this period. To a lesser extent, refined sugar also competes with non-nutritive or low-calorie sweeteners, principally aspartame and, to lesser extents, saccharin and acesulfam-k.

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

Sugar Legislation and Other Market Factors

  The Company's business and results of operations are substantially affected by market factors, principally the domestic prices for refined sugar and raw cane sugar, and the quality and quantity of sugar beets available to the Company. These market factors are influenced by a variety of forces, including the number of domestic acres contracted to grow sugar beets, prices of competing crops, weather conditions and United States farm and trade policies. See "--Industry Overview" and "--Raw Materials and Processing Requirements".

  The principal legislation currently supporting the price of domestic crops of sugar beets and sugarcane is the Farm Bill, which became effective July 1, 1996 and extended the sugar price support program for sugarcane and sugar beets until June 30, 2003.

  CCC Loans. Pursuant to the Farm Bill, the Commodity Credit Corporation ("CCC") is obligated annually to make loans available to domestic first processors of sugar on existing sugar inventories from the current crop year production. CCC loans under the Farm Bill are recourse loans unless the tariff rate quota for imported sugar is set at a level in excess of 1.5 million short tons raw value ("STRV"). If the tariff rate quota exceeds 1.5 million STRV, CCC loans will become non-recourse and processors will be obligated to pay participating growers a predetermined minimum support price. CCC loans mature September 30 of each year and in no event more than nine months after the month in which the loan was made. Under the Farm Bill, processors may forfeit sugar that secures CCC loans to the USDA in lieu of repaying the loans; if the tariff rate quota is below 1.5 million STRV and the value of the sugar forfeited as collateral for the loan is inadequate to cover the loan amount, the USDA may proceed against the processor to recover the difference between the loan amount and the proceeds from the sale of the forfeited sugar. Additionally, under the rules governing the CCC loans, a processor will be required to pay a penalty of approximately one cent per pound of sugar forfeited. From July to September 2000, a total of 598,000 short tons of refined sugar and 305,000 STRV of raw sugar were forfeited by various industry participants in full satisfaction of outstanding loans from the CCC in lieu of repaying the loans because the forfeited price exceeded the current market price. The Company forfeited 100,000 short tons of refined sugar in full satisfaction of $47.1 million of CCC loans.

  Tariff Rate Quota. Under the Farm Bill, the USDA utilizes the import quota and the forfeiture penalty to affect sugar price supports and prevent forfeitures under the CCC loan program. The USDA annually implements a tariff rate quota for foreign sugar, which has the effect of limiting the total available supply of sugar in the United States. The tariff rate quota controls the supply of raw sugar by setting a punitive tariff on all sugar imported for domestic consumption that exceeds the determined permitted imported quantity and is designed to make the importation of the over-quota sugar uneconomical. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar. The tariff rate quota for sugar to be allowed entry into the United States during the year ended September 30, 2000 was 1.50 million STRV. The USDA currently determines the quota by targeting an ending stocks-to-use ratio (the projected ratio of available sugar inventories to annual consumption). A portion of the quota is made available immediately with other allocations available over time depending on domestic production of raw cane sugar and refined beet sugar. In September 2000, the USDA announced the raw sugar tariff rate quota for the year ending September 30, 2001 at 1.50 million STRV. This quota will enable sugar producers to receive nonrecourse loans from the CCC.

  Other Government Actions. In an effort to reduce the oversupply of refined sugar, the government implemented a tender process and purchased a total of 132,000 short tons of refined sugar in June 2000, including 82,000 short tons sold by the Company. In the fall of 2000 the government utilized a payment-in-kind program to dispose of part of the refined sugar owned by the government, exchanging with growers 277,000 short tons of refined sugar for not harvesting 102,000 acres planted.

  NAFTA. NAFTA contains provisions that allow Mexico to increase its sugar exports to the United States if Mexico is projected to produce a net surplus of sugar. The terms of NAFTA have restricted Mexico's exports, which may be in the form of raw or refined sugar, to the United States to no more than 25,000 STRV annually through the year 2000. Mexico's exports to the United States will be increased in the event Mexico produces a sugar surplus for two consecutive years prior to the year 2000 or at any time thereafter. The tariff rate quota for the year ending September 30, 2001 allocates 116,611 STRV of raw sugar to Mexico pursuant to NAFTA. The Company's management believes that increased importation of raw cane sugar from Mexico could benefit the

Company because the proximity of its Sugar Land, Texas refinery to Mexico could allow the Company to import raw cane sugar more economically than its competition. However, if imports are in the form of refined cane sugar, the domestic refined sugar market may be adversely affected.

Employees

  At November 1, 2000, the Company employed approximately 3,800 year-round employees. In addition, the Company employed approximately 2,200 seasonal employees over the course of the year ended September 30, 2000. While the Company's Port Wentworth, Georgia refinery employs non-union labor, the Company has entered into collective bargaining agreements with union representatives with respect to the employees at the Company's other sugar segment plants. The Company's Indianapolis, Indiana and Perrysburg, Ohio foodservice facilities operate under collective bargaining agreements, while the remainder of its foodservice facilities employ non-union labor. The Company believes its employee and union relationships are good.

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

  In the past, wastewater odor control has been addressed at the Company's facilities in Tracy and Woodland, California. The soil and ground water at the Company's Mendota, California facility have high concentrations of salts. The Company has developed a prevention plan to install a clay cap on the areas of concern and to treat the affected ground water. This plan will be accomplished over a 20 to 30-year period with an expected annual cost ranging from $40,000 to $120,000. The Company has recorded a liability for the estimated costs of this project. The Company's Torrington, Wyoming facility has made significant operational modifications in order to meet more restrictive state solid waste and groundwater regulations. As a result of the cessation of sugar production at its Clewiston, Florida, Tracy, California and Woodland, California facilities, the Company expects it will be required to incur costs to remediate certain production areas, including the removal or capping of certain former production settling ponds. The Company has provided for the estimated cost in fiscal 2000. See Note 14 to the Consolidated Financial Statements.

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

ITEM 2. Properties

  The Company owns each of its cane sugar refineries, sugar beet processing plants and foodservice manufacturing facilities. The Company owns its corporate headquarters in Sugar Land, Texas and leases other office space and contracts for throughput and storage at warehouses and distribution stations. The Company owns additional acreage at its factories and refineries which is used primarily for settling ponds and as buffers from nearby communities or is leased as farm and pasture land. Substantially all of these assets are subject to liens securing the Company's bank debt. The Company is actively marketing the real estate surrounding the Tracy and Woodland, California facilities. See "Business--Manufacturing Facilities" and "Business--Other Raw Materials".

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

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders during the quarter ended September 30, 2000.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive officers of Imperial are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of Imperial:

Name                     Age(1)                       Positions
----                     ------                       ---------
James C. Kempner........   61   President and Chief Executive Officer
Douglas W. Ehrenkranz...   43   Executive Vice President
William F. Schwer.......   53   Executive Vice President and General Counsel
Roger W. Hill...........   61   Managing Director; President and CEO of Holly Sugar
Benjamin A. Oxnard,
 Jr. ...................   65   Managing Director; President and CEO of Savannah Foods
Peter C. Carrothers.....   61   Managing Director
Mark Q. Huggins.........   51   Managing Director and Chief Financial Officer
John A. Richmond........   54   Managing Director
David Roche(2)..........   53   Managing Director
W.J. "Duffy" Smith......   45   Managing Director
Mark S. Flegenheimer....   39   Vice President; President of Michigan Sugar Company
H. P. Mechler...........   47   Vice President--Accounting
Karen L. Mercer.........   38   Vice President and Treasurer
Alan K. Lebsock.........   48   Controller
Roy L. Cordes, Jr.......   53   Secretary

--------
(1) As of December 27, 2000.
(2) The Company has given timely notice to Mr. Roche that his employment agreement will not be renewed on February 1, 2001.

  Except as set forth below, executive officers have held their present offices for at least the past five years. Positions, unless specified otherwise, are with the Company.

  Mr. Kempner became President and Chief Executive Officer in 1993. Mr. Kempner served as Executive Vice President from 1988 to 1993 and also served as Chief Financial Officer from 1988 to April 1998.

  Mr. Ehrenkranz became Executive Vice President in July 1999. Mr. Ehrenkranz joined the Company in April 1995 as Director of Sales, Planning & Market Development and became Vice President--Sales and

Marketing in September 1995 and Managing Director in April 1997. Prior to joining the Company, Mr. Ehrenkranz was Marketing Manager with PepsiCo's Taco Bell subsidiary from 1993 to 1994 and held various senior sales management positions with Procter and Gamble from 1979-1993.

  Mr. Schwer became Executive Vice President in July 1999 and served as Managing Director from October 1995 to July 1999, and General Counsel since 1989. He also served as Senior Vice President from 1993 to 1995. Mr. Schwer joined Holly as Assistant General Counsel in 1988.

  Mr. Hill became a Managing Director in October 1995. He served as Executive Vice President from 1988 to 1995. Mr. Hill also has been President of Holly since 1988. Mr. Hill joined Holly in 1963 and served in various capacities, including Vice President--Agriculture and Executive Vice President.

  Mr. Oxnard became a Managing Director in February 1998 and President of Savannah Foods in October 1999. Since 1996, he had served as Senior Vice President--Raw Sugar of Savannah Foods. Mr. Oxnard joined Savannah Foods in 1983 as Vice President--Raw Sugar.

  Mr. Carrothers became a Managing Director in October 1995. He served as Senior Vice President--Operations from March to October 1995. Mr. Carrothers joined the Company as Senior Vice President--Logistics in May 1994.

  Mr. Huggins joined the Company as Managing Director and Chief Financial Officer in September 1999. Prior to joining the Company, Mr. Huggins was Senior Vice President--Administration, Chief Financial Officer and Treasurer of Cellstar Corporation from January 1997 to January 1999 and Chief Financial Officer--Brazil Region until June 1999. Mr. Huggins was Chief Financial Officer of Van Camp Seafood Company, Inc. ("Van Camp") from 1992 to 1997. In April 1997 Van Camp filed for protection under the federal bankruptcy laws.

  Mr. Richmond became a Managing Director in April 1997 and was named Vice President--Operations in October 1995. Mr. Richmond has been Senior Vice President and General Manager, Beet Sugar Operations, of Holly since 1993. Mr. Richmond joined Holly in 1973 and has held various other positions with Holly since then.

  Mr. Smith joined the Company as a Managing Director in September 1999. Prior to joining the Company, Mr. Smith was Senior Vice President--Worldwide Product Supply at Gerber Products Company from 1995 to 1999 and was Vice President-- Operations at Hostess Frito-Lay from 1993 to 1995 and was Vice President and General Manager at Campbell Soup Company Ltd from 1992 to 1993.

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

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Shareholder
Matters.

  The Company's Common Stock is listed on the American Stock Exchange ("Amex"). On December 14, 2000, Amex notified the Company that trading in the Company's Common Stock was being halted until further notice from Amex. At November 30, 2000 there were approximately 2,200 shareholders of record of the Common Stock. The following table sets forth the high and low sales price per share of Common Stock, as quoted by Amex, and cash dividends per share declared in the periods set forth below:

                                                                Sales
                                                                Price
                                                              ---------   Cash
   Three Months Ended                                         High Low  Dividend
   ------------------                                         ---- ---- --------
   December 31, 1998......................................... 8.75 6.13   0.03
   March 31, 1999............................................ 9.75 6.06   0.03
   June 33, 1999............................................. 7.38 5.62   0.03
   September 30, 1999........................................ 7.00 5.63   0.03
   December 31, 1999......................................... 6.31 2.94    --
   March 31, 2000............................................ 4.00 1.50    --
   June 30, 2000............................................. 1.94 0.94    --
   September 30, 2000........................................ 2.13 1.00    --

ITEM 6. Selected Financial Data.

  Selected financial data for the last six fiscal periods is as follows (in thousands of dollars, except per share data):

                                                              Six Months   Year Ended March
                             Year Ended September 30,            Ended            31,
                         ----------------------------------  September 30, -----------------
                            2000      1999(1)     1998(2)       1997(3)    1997(4)    1996
                         ----------  ----------  ----------  ------------- -------- --------
For The Period:
  Net Sales............. $1,821,231  $1,888,630  $1,783,091    $406,682    $752,595 $616,450
  Operating Income
   (Loss)...............    (27,822)     47,904      38,939      20,359      28,423   (2,431)
  Income(Loss) Before
   Extraordinary Item...    (34,677)    (18,124)     (5,835)      9,951      11,518   (3,218)
  Net Income (Loss).....    (34,677)    (18,124)     (7,834)      9,951      11,518   (2,614)
Per Share Data:
  Basic Income (Loss)
   Per Share:
    Before Extraordinary
     Item............... $    (1.07) $    (0.57) $    (0.24)   $   0.70    $   0.92 $  (0.31)
    Net Income (Loss)...      (1.07)      (0.57)      (0.32)       0.70        0.92    (0.25)
  Diluted Income (Loss)
   Per Share:
    Before Extraordinary
     Item...............      (1.07)      (0.57)      (0.24)       0.69        0.90    (0.31)
    Net Income (Loss)...      (1.07)      (0.57)      (0.32)       0.69        0.90    (0.25)
  Cash Dividends
   Declared per share...        --         0.12        0.12        0.03         --      0.04
At Period End:
  Total Assets.......... $1,093,690  $1,280,783  $1,179,800    $457,619    $449,933 $325,319
  Long-term Debt--
   Net(5)...............     20,000     553,577     525,893      81,304      90,619   89,800
  Total Shareholders'
   Equity...............    318,601     373,424     352,907     192,959     176,956  111,043

--------
(1) Includes the results of Diamond Crystal since November 2, 1998, as dis-cussed in Note 3 to the Consolidated Financial Statements.

(2) Includes the results of Savannah Foods since October 17, 1997, net of minority interest through December 22, 1997, as discussed in Note 3 to the Consolidated Financial Statements.

(3) In October 1997, the Company changed its fiscal year end from March 31 to September 30.

(4) Includes the results of Spreckels since April 19, 1996.

(5) At September 30, 2000, substantially all of the Company's long-term debt was reclassified to current, as discussed in Note 8 to the Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

  The Company is dependent on borrowings under its revolving credit facility, sales of receivables under its revolving receivable purchase facility and access to customary trade credit to finance seasonal working capital requirements and supplement operating cash flow. At September 30, 2000, the Company would have been in violation of certain financial covenants of the Senior Credit Agreement had the lenders not waived such covenants temporarily. The Company did not make its scheduled December 15, 2000, interest payment on the Subordinated Debt. The indenture for the Subordinated Debt provides for a thirty-day grace period for the payment of interest, however the Company does not expect to make such payment currently. Additionally, the Company has contracted a substantial portion of industrial sugar sales for fiscal 2001 at historically low prices, and raw sugar prices have not declined as much as refined sugar prices. As a result, margins on the sale of refined sugar have narrowed and the Company may incur significant losses and negative cash flows from operations for the year ending September 30, 2001.

  The Company and the Senior Credit Agreement lenders entered into an interim waiver agreement effective through January 8, 2001, waiving temporarily the non-compliance with certain financial covenants as of September 30, 2000 described above, and the effect on the Senior Credit Agreement of not paying the scheduled interest payment on the Subordinated Debt.

  The Company's $110 million revolving receivables purchase facility with an independent issuer of receivables-backed commercial paper (the "Securitization Facility") is backed by a liquidity line of credit issued in favor of the receivable purchaser, which has been extended until January 8, 2001. The Company is not a party to the liquidity line of credit. Should such line of credit not be renewed, the Securitization Facility would terminate, placing substantial additional liquidity requirements on the Company.

  The indenture governing the Subordinated Debt, the Senior Credit Agreement and the Securitization Facility agreement each contain cross default provisions such that a default under one agreement constitutes a default under each of the others.

  The Company has held discussions with an informal committee of holders of the Subordinated Debt, representatives of the Senior Credit Agreement lenders and the issuer of the liquidity line of credit backing the Securitization Facility about a financial restructuring plan. Under the provisions of the proposed plan, the Subordinated Debt would be converted to equity and the Senior Credit Agreement would concurrently be amended or replaced with a new agreement. The terms of the proposed debt to equity conversion, including the level of continuing equity ownership of existing shareholders, remain under discussion. Negotiations and discussions with the Senior Credit Agreement lenders continue in respect of the restructured agreement described above and interim debtor-in possession financing, should a bankruptcy filing be required. The proposed restructuring may occur under the supervision of a United States Bankruptcy Court. The Company has had discussions with the receivable purchaser concerning extension of the Securitization Facility until the restructuring is completed. The Company believes that, should the Securitization Facility not be extended up to or beyond the completion of the proposed financial restructuring, replacement accounts receivable financing could be found. While the Company believes that these discussions to-date have been productive, there can be no assurances that an agreement on the proposed restructuring can be completed timely.

  The interim waiver and the liquidity line of credit discussed above expire January 8, 2001, and the grace period for the payment of interest on the Subordinated Debt expires January 14, 2001. Additionally, certain trade creditors have requested enhancements to their credit terms. Unless the Company is able to obtain an extension or forbearance with respect to these deadlines, the lenders could, after such dates, declare the related debt in default and demand repayment, and the receivable purchaser could declare the Securitization Facility terminated, all of which would place liquidity demands on the Company which it could not meet.

  The Company's ability to meet its ongoing liquidity and capital requirements is dependent upon the successful completion of the financial restructuring described above, the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis and its ability to obtain other financing as may be required. Current domestic sugar market conditions are continuing to have significant negative impact on the Company's operating results and liquidity. While the Company believes it will be able to complete a consensual restructuring during fiscal 2001, there can be no assurances that it will be successful in doing so. The Company is reviewing with its financial and legal advisors the financial alternatives available to the Company, including without limitation the debt restructuring proposal described above and/or the filing of a petition under Chapter 11 of the United States Bankruptcy Code.

  The Company's sugar production operations require substantial seasonal working capital. This seasonal requirement generally peaks during the Company's second fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made. At times during year ended September 30, 2000, the Company utilized substantially all of its available borrowing capacity primarily due to higher inventory levels from record sugarbeet crops. At September 30, 2000, unused available borrowing capacity was $97.5 million; at December 28, 2000 such unused capacity was $14.5 million.

  The Company is precluded from incurring additional indebtedness (other than available borrowings under the Senior Credit Agreement and CCC borrowings allowed thereunder) based on restrictions in the indenture governing the Subordinated Debt. Assuming the sources of liquidity described above remain available, the adequacy of such liquidity to finance the Company's operations through the peak requirements in the first two quarters of fiscal 2001 is a function of a number of factors, which the Company is unable to predict. Such factors include the market price for raw sugar, the market price of and demand for refined sugar and cash flow provided from operations.

  Debt at September 30, 2000 was $456.4 million, consisting principally of $250 million of Subordinated Debt and borrowings under the Senior Credit Agreement. The Senior Credit Agreement includes a $157.3 million revolving credit facility (expiring December 2002) and term loans aggregating
$150.8 million. Interest on borrowings under the Senior Credit Agreement is at floating rates (either a base rate plus a margin ranging from 0.75% to 3% or a Eurodollar rate plus a margin ranging from 1.75% to 4%). The Company has entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on $214.5 million of the amounts outstanding under the Senior Credit Agreement at a weighted average annual rate of 9.3% as of September 30, 2000. The Company is required to make prepayments, with certain exceptions, equal to 100% of the net proceeds from certain new indebtedness, the sale of equity securities and the disposition of assets, including proceeds from the sale of stock of any subsidiaries, plus 75% of excess cash flow (as defined). The Senior Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings from the CCC are secured by beet sugar inventories. Under terms of the Senior Credit Agreement, CCC borrowings are generally limited to $50 million and reduce dollar for dollar the availability of borrowings under the revolving line of credit. Additional seasonal CCC borrowings of up to $25 million may be made from November 15 to March 15 each year without reduction of the amounts available under the revolving credit facility.

  The Securitization Facility which expires on June 30, 2004, allows the Company to sell certain accounts receivables on a non-recourse basis. Receivables are sold under the agreement at discount rates based on a commercial paper rate plus a margin of 0.7%. At September 30, 2000, the Company had sold $82.5 million of accounts receivable under the facility.

  The Company liquidated approximately $64.2 million of its marketable securities portfolio in fiscal 2000 and utilized $36.6 million of the net proceeds to pay down long-term debt.

  The Company's debt agreements impose various restrictions that could limit the Company's ability to respond to market conditions, to provide for unanticipated capital requirements, to raise additional debt or equity capital, or to take advantage of business opportunities. The Company and each of its subsidiaries is subject to negative covenants contained in the Senior Credit Agreement that restrict, subject to specified exceptions:

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

  The indenture governing the Subordinated Debt contains covenants that limit, with certain exceptions, the ability of the Company and most of its subsidiaries to:

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

  The Company's capital expenditures for fiscal 2000 were $16.3 million and included environmental, safety and obsolescence projects. Fiscal 2001 capital expenditures are expected to approximate $15 million.

New Accounting Standards

  The Financial Accounting Standards Board has issued a number of new accounting standards discussed in Note 1 to the Consolidated Financial Statements. These standards, which become effective in fiscal 2001, establish additional accounting and disclosure requirements. Management has evaluated, as described in Note 1 to the Consolidated Financial Statements, what effects such requirements will have on the Company's consolidated financial statements.

Industry Environment

  The Company's results of operations are substantially dependent on market factors, including domestic prices for refined sugar and raw cane sugar, the quantity and quality of sugarbeets available to the Company and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that the Company is unable to predict, including the number of domestic acres contracted to grow sugarcane and sugar beets, prices of competing crops, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar, affecting the supply and cost of raw material available to the Company's cane refineries. See "Business-- Sugar Legislation and Other Market Factors" and "--Competition" and "-- Industry Overview".

  Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing. See "Business--Raw Materials and Processing Requirements".

Results of Operations

  As more fully discussed in Note 12 to the Consolidated Financial Statements, the Company's operations are identified into two reportable segments, sugar and foodservice.

 Fiscal 2000 compared to fiscal 1999

  Net sales decreased $67.4 million, or 3.6%, in fiscal 2000 primarily due to lower sales prices for refined sugar, which was partially offset by an increase in refined sugar volumes. The primary reason refined sugar volumes increased for the sugar segment was the Company's selling refined sugar totaling $31.2 million to the government under a U.S. Department of Agriculture tender program in the third quarter of fiscal 2000. The foodservice segment's net sales decreased 1.4% in fiscal 2000 primarily as a result of lower sales prices received for refined sugar sold in foodservice markets, which more than offset higher nonsugar prices.

  Cost of sales for fiscal 2000 decreased $21.8 million or 1.3%, resulting in a decrease in gross margin as a percent of sales from 9.8% for fiscal 1999 to 7.6% in fiscal 2000. By segment, sugar gross margin as a percent of sales decreased to 6.8% in fiscal 2000 from 8.9% in fiscal 1999 and foodservice gross margin as a percent of sales decreased to 10.5% in fiscal 2000 from 13.1% in fiscal 1999. The decrease in gross margin is primarily due to significantly lower sales prices for refined sugar in both the sugar and foodservice segments and higher energy costs particularly in California, which more than offset the benefits from lower raw sugar costs, improved refinery operations and higher nonsugar sales prices. In addition, the tender of refined sugar to the government negatively impacted gross margin by $2.4 million.

  The Company, as well as most of the domestic sugar industry, experienced a very difficult operating environment during fiscal 2000. Following a period of expansion in acreage planted in sugarbeets, the rate of which has exceeded growth in domestic demand for refined sugar, the largest domestic sugarbeet crop in history produced a significant oversupply of refined sugar. The market reacted accordingly, and prices for refined bulk sugar fell to fifteen-year lows, with published industry prices declining over 20%. The largest cane sugar crop in history, again due to acreage expansion as well as the development of higher yielding cane varieties, caused the market price for domestic and quota-eligible foreign raw cane sugar to fall over 15%, also to fifteen-year lows.

  The decline in refined sugar prices reduced margins both in the Company's sugarbeet processing operations, where the Company shares in the net revenues from refined sugar with the growers, as well as in its cane sugar refinery operations. The Company contracted a portion of industrial sugar sales for fiscal 2000 prior to the majority of the decline in prices, so it did not feel the entire impact of the price decline in fiscal 2000. Similarly, the Company did not realize the entire benefit of the lower raw sugar prices in fiscal 2000 because it contracted for its raw sugar supplies as it contracted for refined cane sugar industrial sales, pricing some of its raw sugar needs at higher levels. Overall, refined sugar prices declined more than raw sugar prices; so despite the reduced raw material costs, margins were significantly adversely impacted.

  In an effort to reduce the oversupply of refined sugar, the government bought through a tender process 132,000 short tons of refined sugar in June 2000, of which the Company sold 82,000 short tons. The government initiated a Payment in Kind program ("PIK") in the fall of 2000, in which growers received 277,000 short tons of refined sugar from the government in exchange for not harvesting 102,000 acres already planted in sugarbeets. Additionally, the industry participated in permitted forfeitures totaling 598,000 short tons of refined sugar and 305,000 STRV of raw sugar in full satisfaction of outstanding loans with the CCC from July through September 2000, in lieu of repaying the loans, because the forfeiture price exceeded the current market price. The Company forfeited 100,000 tons of refined sugar in full satisfaction of $47.1 million of CCC loans. The government tender, the PIK program and the CCC forfeitures helped reduce the anticipated supply of sugar in fiscal 2001, which resulted in some increase in industrial market prices beginning in mid-October 2000. Raw sugar prices also increased in the fall of 2000, rising faster than refined sugar prices. A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and extend for up to one year. Additionally, the Company prices a portion of its raw sugar purchases in advance of the time of delivery either through pricing provisions of its raw sugar contracts or through hedging transactions in the raw sugar futures market. As a result, the Company's realized sales prices as well as its realized raw sugar costs tend to lag market price changes. The Company contracted a significant portion of industrial sugar sales for fiscal 2001 prior to the increase in prices, consequently the Company expects it will not realize the entire impact of the price increase in fiscal 2001 and that its margins will be lower than in fiscal 2000, which may cause the Company to incur significant losses and negative cash flows from operations.

  Selling, general and administrative costs increased $1.9 million or 2.2% for fiscal 2000 due to increased discounts and fees incurred under the Company's accounts receivable securitization program. The Company entered into the agreement on June 30, 1999, and 3 months of discount and fees recorded during fiscal 1999 totaled $1.4 million; discount and fees totaled $6.4 million for the full fiscal year 2000, an increase of $5.0 million. The increase was offset by decreases in administrative, sales-related and promotional costs in the sugar segment, lower fixed and other overhead costs in the foodservice segment resulting from previously announced plant closures and from other expense reductions experienced across the Company's operations.

  The Company has incurred and expects to continue to incur significantly increased energy, packaging and benefit costs. The Company has undertaken an initiative to reduce other costs; approximately half of the savings are from reducing operating costs in the sugar refining operations, with the remaining cost savings from more efficient purchasing and savings in manufacturing costs in the foodservice segment, as well as a reduction in selling, general & administrative costs. Additionally, the Company is instituting new procurement procedures using third-party procurement groups, which have the potential of reducing costs.

  The Company ceased processing sugarbeets at the Tracy and Woodland, California facilities in December 2000 following the completion of the fall production campaign. These factories will continue to package and distribute refined sugar products with sugar supplied from the remaining two California beet factories and other Company processing facilities. In October 2000, the Company ceased cane sugar refining at its Clewiston, Florida refinery. The Company expects to realize cost efficiencies by concentrating production in the southeastern United States in its large Savannah, Georgia refinery. As a result of discontinuing the refining operation in Clewiston, Florida, as well as ceasing to process sugarbeets at Tracy and Woodland, California, the Company recorded charges during the fourth quarter of fiscal 2000 totaling $27.5 million. See Note 14 to the Consolidated Financial Statements.

  Interest expense decreased $2.4 million, or 4.1%, for fiscal 2000 primarily due to lower overall borrowing levels resulting from the securitization of accounts receivable and sale of marketable securities, which was partially offset by higher market interest rates and higher margins.

  During fiscal 2000, the Company recognized a gain of $35.9 million from the sale of the majority of the Company's marketable securities portfolio.

  Other income decreased $0.6 million for fiscal 2000 primarily as a result of a decrease in dividend income due to the sale of the majority of the Company's marketable securities portfolio.

 Fiscal 1999 compared to fiscal 1998

  As a result of the Diamond Crystal acquisition on November 2, 1998, the Company had substantial increases in sales, costs and expenses. Additionally, the Company completed the acquisition of Savannah Foods in the first quarter of fiscal 1998. Accordingly the operating results of the fiscal year ended September 30, 1999 are not directly comparable to the results for fiscal 1998. The following unaudited pro forma financial information presents the Company's results of operations for fiscal 1999 and 1998 as if the acquisition of both Diamond Crystal and Savannah Foods and the related financing transactions had occurred on October 1, 1997 (in thousands of dollars).

                                                              Pro Forma
                                                         Twelve Months Ended
                                                            September 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
   Net sales........................................... $1,899,714  $1,982,351
   Costs and expenses:
     Cost of sales.....................................  1,713,107   1,774,862
     Selling, general and administrative...............     86,467      90,000
     Asset impairment and other charges................        --       18,287
     Depreciation and amortization.....................     51,705      51,169
                                                        ----------  ----------
   Operating income....................................     48,435      48,033
   Interest expense....................................    (59,774)    (58,648)
   Realized securities gains...........................      4,697       2,181
   Loss on investment in partnership...................    (16,706)        --
   Other income........................................      1,598       7,680
                                                        ----------  ----------
   Income (loss) before income taxes...................    (21,750)       (754)
   Provision (benefit) for income taxes................     (3,276)      4,635
                                                        ----------  ----------
   Net income (loss)................................... $  (18,474) $   (5,389)
                                                        ==========  ==========

  Pro forma net sales decreased $82.6 million or 4.2% for fiscal 1999 primarily due to lower industrial sugar sales volumes and lower consumer private label prices, partially offset by higher industrial sugar prices and increased foodservice segment sales. The sugar segment's net sales decreased 6.6% for fiscal 1999 compared to fiscal 1998 due primarily to lower industrial volumes as the Company announced higher sales prices for refined sugar for industrial contracts commencing October 1, 1998. The foodservice increase was primarily due to higher volumes (principally of sugar sold to foodservice customers), as well as increased sales of nutritional products including thickened beverages and frozen shakes. Additionally, the Company realized higher selling prices on certain nonsugar products.

  Pro forma cost of sales for fiscal 1999 decreased $61.8 million or 3.5%, resulting in pro forma gross margin as a percent of sales of 9.8% compared to 10.5% for fiscal 1998. By segment, sugar pro forma gross margin as a percent of sales decreased to 7.5% in fiscal 1999 from 8.9% in fiscal 1998 and pro forma foodservice gross margin as a percent of sales decreased to 13.0% in fiscal 1999 from 14.1% in fiscal 1998. The foodservice segment's gross margin declined principally due to product mix and competitive pricing pressures. The Company decided to delay, until fiscal 2000, the realization of certain synergies related to its acquisition of Diamond Crystal, primarily in respect to closing certain plants, and to incur temporarily higher expense levels in order to maintain adequate levels of customer service and support current sales levels.

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

  Pro forma selling, general and administrative costs decreased $3.5 million or 3.9% for fiscal 1999 compared to fiscal 1998 primarily due to reductions in volume related selling costs, as well as cost savings in general and administrative expenses. Following the Savannah Foods and Diamond Crystal acquisitions the Company undertook significant cost savings initiatives and reorganized its administrative functions to remove duplication and streamline such functions. Selling, general and administrative costs include $1.8 million of discount and fees associated with the sales of receivables during the last three months of fiscal 1999.

  Pro forma interest expense for fiscal 1999 increased $1.1 million or 1.9% primarily as a result of higher revolving credit borrowings.

  The loss on investment in partnership resulted from the write-off of the Company's investment in Pacific Northwest Sugar Company, a partnership in which a subsidiary of the Company was a 43% limited partner. See Note 14 to the Consolidated Financial Statements.

  Realized gains on marketable securities increased $2.5 million during fiscal 1999; net unrealized gains, which have not been recognized in the Company's results of operations, but are shown as a component of comprehensive income within shareholders' equity, increased $2.2 million during fiscal 1999.

  Pro forma other income decreased $6.1 million for fiscal 1999 compared to fiscal 1998 primarily due to gains recognized on the sale of a former beet sugar factory site and a distribution facility in fiscal 1998.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

  The Company uses raw sugar futures and options in its raw sugar purchasing programs and natural gas futures to hedge natural gas purchases used in its manufacturing operations. Gains and losses on raw sugar futures and options are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period of the purchase. The Company does not enter into futures or option transactions for trading purposes.

  The information in the table below presents the Company's domestic raw sugar futures positions outstanding as of September 30, 2000. The Company's world sugar positions are not material to its consolidated financial position, results of operations or cash flows.

                                                          Expected    Expected
                                                          Maturity    Maturity
                                                         Fiscal 2001 Fiscal 2002
                                                         ----------- -----------
   Futures Contracts (net long positions):
   Contract Volumes (cwt.)..............................   1,318,240    24,640
   Weighted Average Contract Price (per cwt.)...........      $18.42    $18.98
   Contract Amount...................................... $24,282,000  $468,000
   Weighted Average Fair Value (per cwt.)...............      $20.22    $20.15
   Fair Value........................................... $26,653,000  $497,000

  The above information does not include either the Company's physical inventory or its fixed price purchase commitments for raw sugar. At September 30, 1999, the Company's domestic futures position was a net long position of
2.1 million cwt. at an average contract price of $21.95 and an average fair value price of $21.18.

  The information in the table below presents the Company's natural gas futures positions outstanding as of September 30, 2000.

                                                                     Expected
                                             Expected    Expected    Maturity
                                             Maturity    Maturity     Fiscal
                                            Fiscal 2001 Fiscal 2002    2003
                                            ----------- ----------- ----------
   Futures Contracts (long positions):
   Contract Volumes (mmbtu)................   6,330,000   2,650,000    600,000
   Weighted Average Contract Price (per
    mmbtu).................................       $4.06       $3.63      $3.34
   Contract Amount......................... $25,711,000  $9,615,000 $2,003,000
   Weighted Average Fair Value (per
    mmbtu).................................       $4.88       $4.26      $3.77
   Fair Value.............................. $30,862,000 $11,284,000 $2,264,000

  The Company has material amounts of debt with interest rates that float with market rates, exposing the Company to interest rate risk. The Company has attempted to reduce this risk by entering into interest rate swap agreements for a portion of such floating rate debt.

  The tables below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations at September 30, 2000 and 1999, respectively. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. At September 30, 2000, the majority of the Company's long-term debt was reclassified to current, as discussed in Note 8 to the Consolidated Financial Statements. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the treasury yield curve at the reporting date.

                            Expected Maturity Date at September 30, 2000
                                  Fiscal Year Ending September 30,
                         ----------------------------------------------------------
                                                             There-           Fair
                          2001   2002   2003   2004   2005   after   Total   Value
                         ------  -----  -----  -----  -----  ------  ------  ------
                                      (In millions of dollars)
Liabilities
Long-term debt:
  Fixed rate debt....... $250.5    --     --     --     --   $20.0   $270.5  $ 58.0
  Average interest
   rate.................    9.7%   --     --     --     --     6.4%     9.5%
  Variable rate debt.... $185.9    --     --     --     --     --    $185.9  $185.9
  Average interest
   rate.................    9.9%   --     --     --     --     --       9.9%
Interest Rate
 Derivatives
Interest rate swaps:
  Variable to fixed..... $ 16.8  $17.2  $83.0  $48.2  $49.3    --    $214.5  $  3.6
  Average pay rate......    6.0%   6.0%   6.0%   5.7%   6.0%   --       6.0%
  Average receive rate..    6.7%   6.6%   6.5%   6.5%   6.5%   --       6.5%

                            Expected Maturity Date at September 30, 1999
                                  Fiscal Year Ending September 30,
                         ----------------------------------------------------------
                                                             There-           Fair
                         2000   2001   2002    2003   2004   after   Total   Value
                         -----  -----  -----  ------  -----  ------  ------  ------
                                      (In millions of dollars)
Liabilities
Long-term debt:
  Fixed rate debt....... $ 6.4  $ 0.5    --      --     --   $270.0  $276.9  $246.9
  Average interest
   rate.................   8.3%   7.4%   --      --     --      9.5%    9.5%
  Variable rate debt.... $ 5.7  $ 7.4  $ 7.8  $175.2  $38.9  $ 53.8  $288.8  $288.8
  Average interest
   rate.................   9.3%   9.4%   9.5%   10.0%  10.7%   10.9%   10.2%
Interest Rate
 Derivatives
Interest rate swaps:
  Variable to fixed..... $15.6  $16.8  $17.2  $ 83.0  $48.2  $ 49.3  $230.1  $  2.9
  Average pay rate......   6.0%   6.0%   6.0%    6.0%   5.7%    6.0%    6.0%
  Average receive rate..   6.4%   6.8%   7.0%    7.0%   7.0%    7.2%    7.0%

ITEM 8. Financial Statements and Supplementary Data.

  See the index of financial statements and financial statement schedules under "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

  Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

                                                            Basic and
                                                             Diluted
                                                    Net     Earnings    Cash
                                   Net     Gross   Income    (Loss)   Dividends
                                  Sales   Margin   (Loss)   Per Share Per Share
                                 -------- ------- --------  --------- ---------
Fiscal Year Ended September 30,
 1999(1):
  December 31, 1998............  $471,761 $47,779 $  2,365   $ 0.08     $0.03
  March 31, 1999(2)............   428,997  33,362  (18,559)   (0.58)     0.03
  June 30, 1999................   499,977  56,102    6,654     0.21      0.03
  September 30, 1999...........   487,895  37,367   (8,584)   (0.27)     0.03

Fiscal Year Ended September 30,
 2000:
  December 31, 1999(3).........  $468,599 $44,266 $ 13,919   $ 0.43       --
  March 31, 2000(3)............   429,165  36,550   (5,028)   (0.16)      --
  June 30, 2000................   466,313  38,493   (6,465)   (0.20)      --
  September 30, 2000(4)........   457,154  19,393  (37,103)   (1.15)      --

--------
(1) Includes the results of Diamond Crystal since November 2, 1998 as discussed in Note 3 to the Consolidated Financial Statements.

(2) Net loss for the second quarter of fiscal 1999 includes a $16.7 million charge to write-off the Company's investment in a partnership as discussed in Note 14 to the Consolidated Financial Statements.

(3) The Company recognized gains of $29.2 million and $6.7 million during the first and second quarters of fiscal 2000, respectively, from the sale of substantially all of the marketable securities portfolio.

(4) Net loss for the fourth quarter of fiscal 2000 includes a $27.5 million charge associated with the closure of the Tracy and Woodland, California facilities and the Clewiston, Florida refinery as discussed in Note 14 to the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The Company's Board of Directors is divided into three classes designated Class I, Class II and Class III, with staggered terms of office. The number of directors in each of the three classes is to be as nearly equal as possible. Set forth below is certain information concerning the Company's directors, including the business experience of each during the last five years and the age of each director on November 30, 2000.

Directors in Class I (Terms Expiring at the 2001 Annual Meeting of
Shareholders)

  John D. Curtin, Jr. has been a director of the Company since 1993. Mr. Curtin is a private investor. He was Chairman and Chief Executive Officer of Aearo Corporation, a worldwide manufacturer and supplier of personal safety protection equipment, from May 1994 to March 1998. Mr. Curtin, age 67, is a director of Aearo Corporation.

  I. H. Kempner, III, age 68, has been Chairman of the Board of Directors of the Company since 1971 and was first elected a director of the Company in 1967. He became Chairman of the Executive Committee in 1978. Mr. Kempner joined the Company in 1964 and served in various executive capacities prior to his election as Chairman of the Board.

  James C. Kempner has been a director since 1988 and has been President and Chief Executive Officer of the Company since 1993. Mr. Kempner was also the Chief Financial Officer of the Company from 1988 until April 1998. From 1988 to 1993, Mr. Kempner was an Executive Vice President of the Company. Mr. Kempner, age 61, is a Director of Bouygues Offshore S.A. and the King Ranch.

  Daniel K. Thorne has been a director of the Company since 1988. For more than the past five years, Mr. Thorne has been the President of Star Lake Cattle Company and Star Lake Properties, Inc., which are engaged in cattle and timber operations, and Eagle Island Citrus Corporation, a citrus production operation. Mr. Thorne, age 49, is also President of Star Lake Capital, a venture capital firm.

Directors in Class II (Terms Expiring at the 2002 Annual Meeting of
Shareholders)

  David J. Dilger has been a director of the Company since October 1996. Mr. Dilger, age 44, has been Chief Executive of Greencore Group plc ("Greencore") since 1995 and was Chief Operating Officer of Greencore from 1991 to 1995. He has been a director of Greencore since January 1992.

  Edward O. Gaylord, who has been a director of the Company since 1978, has been the Chairman and a director of Jacintoport Terminal Company, a fuel oil storage facility, since 1989. Since January 1993, he has been Chairman of EOTT Energy Corporation, an oil trading and transportation company. Mr. Gaylord, age 68, is also a director of Seneca Foods Corporation, Kinder Morgan Energy Partners, L.P. and The Federal Reserve Bank of Dallas, Houston Branch.

  Gerald Grinstein has been a director of the Company since October 1996. He was elected non-executive Chairman of Agilent Technologies in August 1999 and served as non-executive Chairman of Delta Air Lines from August 1997 until October 1999. He is also a principal of Madrona Investment Group, L.L.C., a Seattle based investment company. He served as Chairman and Chief Executive Officer of Burlington Northern Inc., a diversified transportation and railroad company from 1990 until September 1995 and served as Chairman until his retirement in December 1995. Mr. Grinstein, age 68, is a Director of Delta Air lines, Inc., PACCAR Inc., The Pittston Company, Vans, Inc., and Expedia, Inc.

  Robert L. Harrison has been a director of the Company since December 1997. Mr. Harrison, age 60, has been President of Stevens Shipping & Terminal Co. in Savannah, Georgia for more than nineteen years. Mr. Harrison served as a Director of Savannah Foods from 1990 to 1997.

Directors in Class III (Terms expiring at the 2003 Annual Meeting of
Shareholders)

  Ann O. Hamilton, a director of the Company since 1974, has recently received her J.D. degree and become a member of the Maryland bar. She was employed by the World Bank in Washington, D.C. from 1970 until her retirement in December 1995. Mrs. Hamilton, age 64, was Senior Adviser to the Vice President, South Asia Region, in 1995. She was Director of the Bangladesh, Bhutan & Nepal Department from 1993 to 1994, and Director of the Population & Human Resources Department from 1987 to 1992.

  Harris L. Kempner, Jr., a director of the Company since 1966, has been President of Kempner Capital Management, Inc., an investment advisory firm, since 1982 and a trustee of the H. Kempner Trust Association since 1967. He served as Chairman of the Board of United States National Bank from 1988 to 1993 when he became Chairman Emeritus. Mr. Kempner, age 60, is a director of TNP Enterprises, Inc. and American Indemnity Financial Corporation and an advisory director of Cullen/Frost Bankers, Inc.

  Mr. I. H. Kempner, III and Mr. James C. Kempner are brothers and are first cousins of Mr. Harris L. Kempner, Jr. In addition, Mrs. Hamilton, Mr. Harris
L. Kempner, Jr., Mr. I. H. Kempner, III, Mr. James C. Kempner and Mr. Thorne are each descendants of H. Kempner, a Galveston entrepreneur who died in 1894.

  See "Executive Officers of the Registrant" included in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and beneficial owners of more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

  Based on a review of Forms 3 and 4 and amendments thereto filed during the year ended September 30, 2000 and Forms 5 and amendments thereto, or written representations that no Form 5s were required, the Company believes that during the year ended September 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. Executive Compensation

  The following table and narrative sets forth the compensation of the chief executive officer and the other four most highly compensated executive officers during the year ended September 30, 2000 (collectively, the "named officers") for services rendered in all capacities.

                           Summary Compensation Table

                                                                 Long-term
                                                                Compensation
                                     Annual Compensation           Awards
                                ------------------------------  ------------
                                                                   Shares
                                                                 Underlying
       Name and          Fiscal                   Other Annual    Options     All Other
  Principal Positions     Year   Salary  Bonus(1) Compensation  (number)(3)  Compensation
  -------------------    ------ -------- -------- ------------  ------------ ------------
James C. Kempner.......   2000  $530,000 $39,750         (5)            0      $      0
 President, Chief         1999   527,962       0         (5)            0             0
 Executive Officer        1998   497,502       0         (5)      200,000             0

Douglas W. Ehrenkranz..   2000  $323,391 $23,625         (5)            0      $      0
 Executive Vice
  President               1999   249,508       0         (5)            0             0
                          1998   229,746       0         (5)       65,000             0

Roger W. Hill..........   2000  $300,000 $     0         (5)            0      $255,784(4)
 Managing Director,       1999   298,846       0         (5)            0             0
 and President-- Holly    1998   291,612       0         (5)       65,000             0
 Sugar Corporation

William F. Schwer......   2000  $305,000 $22,875         (5)            0      $      0
 Executive Vice
  President               1999   261,984       0         (5)            0             0
 and General Counsel      1998   241,253  20,000         (5)       65,000             0

William J. Smith.......   2000  $300,000 $22,500    $46,002(2)          0      $      0
 Managing Director        1999    16,154       0          0        65,000             0

--------
(1) In fiscal 2000, bonuses paid were pursuant to the Company's Employee Retension Program; in 1998, Mr. Schwer received a bonus under the Company's Performance Incentive Plan.

(2) Includes $29,079 of moving expenses paid on behalf of Mr. Smith and a related tax gross-up payment of $13,185.

(3) No options granted include SARs.

(4) Represents a distribution from the Company's Salary Continuation Plan.

(5) Amount is less than $50,000 or 10% of the sum of salary and bonus.

Stock Options

  No stock options were granted to or exercised by the named officers during fiscal 2000. The following table sets forth certain information with respect to unexercised options held at September 30, 2000.

                       Fiscal Year-End Option/SAR Values

                               Number of Securities      Value of Unexercised
                              Underlying Unexercised   In-the-Money Options/SARs
                                  Options/SARs at                 at
                                September 30, 2000       September 30, 2000(1)
                             ------------------------- -------------------------
            Name             Exercisable Unexercisable Exercisable Unexercisable
            ----             ----------- ------------- ----------- -------------
James C. Kempner............      --           --           --           --

Douglas W. Ehrenkranz.......   11,250       11,250          --           --

Roger W. Hill...............   42,500       32,500          --           --

William F. Schwer...........      --           --           --           --

William J. Smith............      --           --           --           --

--------
(1) Calculated based on the September 30, 2000 average of the high and low market price per share of $1.06 (as reported by the American Stock Exchange) less the exercise price per share, times the number of shares.

Retirement Plan

  The Imperial Sugar Company Retirement Plan (the "Retirement Plan") is a tax qualified benefit plan covering non-union employees of the Company and its subsidiaries, including Mr. Kempner, Mr. Ehrenkranz, Mr. Hill and Mr. Schwer, but excluding non-union employees of Savannah Foods and its subsidiaries. Mr. Smith will not become a participant in the Retirement Plan until January 1, 2001. The Company has also adopted a Benefit Restoration Plan for certain participants (including Mr. Kempner, Mr. Hill and Mr. Schwer) to supplement the benefits payable under the Retirement Plan to the extent that the limitations on qualified plan benefits mandated by the Internal Revenue Code of 1986, as amended (the "Code"), reduce retirement benefits that would otherwise be payable under the Retirement Plan.

  Effective for periods after January 1, 1997, compensation under the Retirement Plan is defined as salary, bonus, overtime and commissions as reported in the Summary Compensation Table above. For periods prior to January 1, 1997 compensation under the Retirement Plan was defined as taxable earnings, including salary, bonus and other annual compensation reported in the Summary Compensation Table above, as well as the taxable income realized on exercise of stock options and the value for federal income tax purposes of certain employee benefits and other perquisites. Compensation under the Benefit Restoration Plan for periods after August 1, 1994 is defined as authorized base pay plus bonus as reported in the Summary Compensation Table. Prior to August 1, 1994, compensation was defined in the same manner as the Retirement Plan.

  Benefits payable under the Retirement Plan are limited by various provisions of the Code that restrict the amount of compensation that may be taken into account to calculate benefits under qualified plans and other limits on the maximum benefit payable from qualified plans. To the extent the pension calculated pursuant to the Retirement Plan would exceed the maximum amount permitted by the Code, the difference would be payable from the Benefit Restoration Plan as a discounted lump sum upon the participant's retirement.

  Annual benefits under the Retirement Plan are based on five-year average compensation. Benefits equal 1% of average compensation plus 0.5% of such compensation in excess of social security covered compensation per each of the first 35 years of service. Longer serviced individuals, including certain named officers, are subject to certain grandfathered provisions under prior plans. Benefits are defined in terms of a five-year certain and life annuity, with several other payment options available to employees.

  The projected total annual benefits from the Retirement Plan and the Benefit Restoration Plan, exclusive of benefits provided by previously allowed employee contributions, payable as a five-year certain and life annuity and commencing at age 65 are as follows: Mr. Hill: $230,500; Mr. Ehrenkranz:
$60,600; Mr. James C. Kempner: $167,100 and Mr. Schwer: $131,500.

Salary Continuation Plan

  The Company has agreed to provide lump-sum supplemental retirement and death benefits to participants (including Messrs. James C. Kempner, Hill and Schwer) in the Salary Continuation Plan. The plan also provides for monthly salary continuation payments in the event of disability (as defined). If a participant's employment is terminated prior to retirement for any reason other than death, disability or cause (as defined), the participant will be entitled to receive, upon his attainment of age 55 if his termination is prior thereto, the actuarial equivalent (as defined) of the payment he would have received had he retired at age 62 (in certain cases, reduced according to a vesting schedule specified in the applicable agreement). The Salary Continuation Plan allows participants who are 100% vested and who have attained the age of 55 to receive their benefits without termination of employment if approved by the Executive Compensation Committee. No amounts will be due under the plan to a participant who is terminated for cause. Mr. Hill received payments of $255,784 in fiscal 2000 and $405,784 in October 2000 under the Plan. The estimated amounts payable upon retirement at or after age 62 for each of the named officers are as follows: $1,562,818 for Mr. James C. Kempner, $107,900 for Mr. Hill and $598,349 for Mr. Schwer.

Employment Agreements and Related Arrangements

  On March 1, 2000, the Company entered into employment agreements with the following officers, which as currently in effect provide for the following annual salaries: Mr. James C. Kempner--$630,000; Mr. Ehrenkranz--$315,000; Mr. Schwer--$ 305,000; and Mr. Smith--$300,000. The employment agreements provide for an initial term of employment through February 28, 2001. On February 1, 1998, the Company entered into an employment agreement with Mr. Hill, which as amended provides for an annual salary of $150,000. The initial term of this agreement was one year through January 31, 1999. Thereafter, the terms of employment under each agreement automatically extends for additional one-year periods, unless the Company or the respective executive notifies the other party of its intention not to extend the term at least 60 days prior to the end of the then current term. If the executive's employment is terminated (except for Mr. Hill), by the Company without Cause (as defined) or by the executive for Good Reason (as defined), the executive will be entitled to receive as a severance payment a lump sum equal to the present value of two times annual base salary. In addition, the Company will be required to pay a lump sum equal to three times the executive's annual salary if his employment is terminated by the Company without Cause or by the executive for Good Reason within the two-year period following a Change in Control (as defined). If it is determined that any payment made under the employment agreement, or another plan or agreement of the Company, in the event of a Change of Control would be considered an "excess parachute payment", as defined in Section 280G of the Internal Revenue Code and subject to excise tax under Section 4999 of the Code, then the executive would be entitled to an additional "gross-up payment" that will place him in the same after-tax economic position as if such payment had not been considered an excess parachute payment. If the named executive officer had been terminated without Cause or had resigned with Good Reason as of September 30, 2000 and within two years of a change in control, payments under the employment agreements would have been $1,890,000 for Mr. James C. Kempner, $945,000 for Mr. Ehrenkranz, $450,000 for Mr. Hill, $915,000 for Mr. Schwer, and $900,000 for Mr. Smith.

  The Company has a Severance Pay Agreement with Mr. Hill. This Severance Pay Agreement provides that in the event of Mr. Hill's death or involuntary termination of employment (as defined) prior to his attaining age 65 but after a change in control of the Company (as defined), Mr. Hill or his beneficiary shall be entitled to receive a payment equal to the greater of (i) the product of one-fourth of his average monthly salary over the preceding twelve months multiplied by the number of full years of service with the Company and its affiliates, or (ii) the total of the annual bonuses received during the 36 months preceding his death or involuntary termination of employment. If a change of control had occurred and if Mr. Hill's service had been terminated as of September 30, 2000 under the conditions described above, the amount due under the Severance Pay Agreement would have been at the new pay rate for Mr. Hill.

  The Company has established an Executive Benefits Trust which may be used to fund its obligations under certain otherwise unfunded benefit, retirement and deferred compensation plans providing benefits to executive officers of the Company in the event of a change in control.

Compensation of Directors

  Pursuant to the Nonemployee Director Compensation Plan, directors who are not employees of the Company receive their annual retainer, currently $18,000, in the form of shares of Common Stock, rather than cash. The number of shares awarded on the annual election of directors is equal to 167% of the otherwise applicable cash annual retainer, divided by the fair market value per share of Common Stock on the date of such annual election. These shares are subject to restrictions on sale or other transfer, and cannot be sold or transferred until the earliest of a director's death, disability, cessation of status as a director or the occurrence of a change in control of the Company. At the July 28, 2000 Board Meeting the directors voted to suspend this payment effective on January 1, 2001.

  Additionally, for fiscal 2000 each director of the Company who is not an officer of the Company received $1,000 for each Board meeting attended. Each such director who served on a committee currently received $1,000 for each committee meeting attended if the meeting is not held on the same day as a Board meeting. At the October 31, 2000 Board Meeting the directors voted to suspend the payment of $1,000 for each meeting attended. Each director is also reimbursed by the Company for travel expenses incurred in connection with attendance at Board or committee meetings or other business of the Company.

  Under the Company's 1989 Nonemployee Director Stock Option Plan, each director of the Company who is not an employee of the Company is automatically granted an option on the date the director becomes a director of the Company (or July 27, 1989, if later). Each option permits the optionee to purchase 1,500 shares of Common Stock at an exercise price per share equal to 50% of the fair market value of a share of Common Stock on the date the option is granted. Options granted under the Nonemployee Director Stock Option Plan are not exercisable until the optionee has completed three years of service as a director of the Company. In the event of a "change in control" of the Company (as defined in the Nonemployee Director Stock Option Plan), any unvested portion of the options will immediately become exercisable in full. No director options were granted nor exercised during the year ended September 30, 2000.

  The Imperial Sugar Company Retirement Plan for Nonemployee Directors is a non-qualified retirement plan providing monthly retirement benefits to retired directors of the Company who never served as employees of the Company. The plan provides for payments, commencing at the later of age 65 or retirement, equal to the retainer received by the director (or the cash equivalent thereof) at the date of the director's retirement for up to ten years after retirement (based on years of service) to a director who retires after completion of three years of service. Death benefits equal to 50% of the retirement benefit are paid to a surviving spouse.

  The Company has understandings with Mr. I. H. Kempner, III providing that Mr. Kempner will provide consulting services to the Company concerning sugar industry related matters and that for such services the Company will pay Mr. Kempner a monthly retainer of $3,500 and a per diem amount for each day of travel on Company business. These arrangements are currently scheduled to expire on December 31, 2000 but are expected to be renewed.

  Mr. Dilger has declined to receive any remuneration for his services as a director.

Compensation Committee Interlocks and Insider Participation

  Mr. Gaylord is a member of the Executive Compensation Committee. In 1989, the Company became one of the limited partners of ChartCo Terminal, L.P. ("ChartCo") upon the formation thereof and made a capital contribution of $1,000,000 to ChartCo. A company owned by Mr. Gaylord is the general partner of ChartCo, which owns an interest in a fuel oil terminal in Houston, Texas. The percentage interests of the partners in ChartCo are in proportion to their respective capital contributions.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information with respect to the ownership of Common Stock as of November 30, 2000 of each director of the Company, each of the named officers who is currently employed by the Company, each person known to the Company to be the beneficial owner of 5% or more of Common Stock and all directors and executive officers of the Company as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of Common Stock listed below.

                                                         Beneficial Ownership
                                                           of Common Stock
                                                         --------------------
                                                         Number of Percentage
   Name                                                   Shares    of Class
   ----                                                  --------- ----------
   John D. Curtin, Jr...................................    20,856      *

   David J. Dilger(2)................................... 4,900,000    15.1%

   Edward O. Gaylord....................................    33,464      *

   Greencore Group plc.................................. 4,900,000    15.1%
    St. Stephen's Green House
    Earlsfort Terrace
    Dublin 2, Ireland

   Gerald Grinstein(1)..................................    24,680      *

   Ann O. Hamilton(3)...................................   251,260      *

   Robert L. Harrison(1)(11)............................    29,874      *

   Roger W. Hill(1).....................................    63,339      *

   Harris L. Kempner, Jr.(4)(5)......................... 1,546,418     4.8%

   I. H. Kempner, III(1)(4)(6).......................... 1,653,036     5.1%
    P. O. Box 25
    Sugar Land, Texas 77487-0025

   James C. Kempner(4)(7)............................... 1,600,864     4.9%

   Dimensional Fund Advisors, Inc....................... 2,607,010     8.1%
    1299 Ocean Avenue, 11th Floor
    Santa Monica, California 90401

   William F. Schwer....................................    19,320      *

   Douglas W. Ehrenkranz(1).............................    22,098      *

   Daniel K. Thorne(8)..................................   588,165     1.8%

   United States National Bank(9)....................... 1,934,971     6.0%
    P. O. Box 179
    Galveston, Texas 77553

   Harris K. Weston(4)(10).............................. 2,423,573     7.5%

    Dinsmore & Shohl
    1900 Chemed Center
    255 East 5th Street
    Cincinnati, Ohio 45202

   All directors and executive officers as a group (24
    persons)(1)......................................... 8,140,150    25.1%

--------
  * Percentage of shares of Common Stock beneficially owned does not exceed 1% of the class.

 (1) Includes shares subject to stock options exercisable within 60 days as follows: Mr. I. H. Kempner, III, 50,000 shares; Mr. Hill, 42,500 shares; Mr. Grinstein, 750 shares; Mr. Harrison, 1,500 shares; Mr. Ehrenkranz, 11,250 shares and all directors and executive officers as a group, 223,637 shares.

 (2) Includes the shares held by Greencore, of which Mr. Dilger is the Chief Executive and a director. Mr. Dilger disclaims beneficial ownership of such shares.

 (3) Includes 49,072 shares of Common Stock owned by a testamentary trust as to which Mrs. Hamilton is successor trustee and has voting and investment power.

 (4) Includes 1,408,373 shares of Common Stock owned by the H. Kempner Trust Association, over which Mr. I. H. Kempner, III, Mr. James C. Kempner, Mr. Harris L. Kempner, Jr. and Mr. Harris K. Weston share voting power and investment power as co-trustees with one other co-trustee.

 (5) Includes 6,420 shares of Common Stock held by Mr. Kempner's wife, as to which he shares voting and investment power. Mr. Kempner disclaims beneficial ownership as to such shares.

 (6) Includes 4,443 shares of Common Stock held by Mr. Kempner's wife, as to which Mr. Kempner disclaims beneficial ownership.

 (7) Includes 6,750 shares of Common Stock owned by a trust of which Mr. Kempner is a beneficiary.

 (8) Includes 327,142 shares of Common Stock owned by a testamentary trust as to which Mr. Thorne is the sole beneficiary and a co-trustee. Also includes 166,947 shares owned by the Alan Pryce-Jones Trust, of which Mr. Thorne is a co-trustee, and 18,722 shares owned by the Daniel K. Thorne Foundation, of which Mr. Thorne is President. Also includes 875 shares owned by his wife of which Mr. Thorne disclaims beneficial ownership.

 (9) Consists of 1,934,971 shares of Common Stock which United States National Bank holds as trustee of various trusts for descendants of H. Kempner, but not including any shares that are held in nominee form for others. United States National Bank has sole voting power over 1,934,971 shares. The information given is based on information furnished by the stockholder.

(10) Includes 2,700 shares of Common Stock held by Mr. Weston's wife and 46,800 shares of Common Stock held by Mr. Weston's daughters. Mr. Weston disclaims beneficial ownership as to such shares. Also includes 106,200 shares of Common Stock owned by Mr. Weston as trustee for two trusts for the benefit of Mr. Weston's daughters and 396,000 shares of Common Stock owned by Mr. Weston as trustee of three charitable annuity lead trusts, as to all of which shares Mr. Weston disclaims beneficial ownership.

(11) Includes 4,580 shares of Common Stock held by Mr. Harrison's wife as to which Mr. Harrison disclaims beneficial ownership.

ITEM 13. Certain Relationships and Related Transactions

  Fayez Sarofim & Co. acts as an investment advisor to the Company, the Retirement Plan and other employee benefit plans maintained by the Company. During the year ended September 30, 2000, Fayez Sarofim & Co. received approximately $597,000 for such services. Fayez Sarofim retired from the Board of Directors effective January 28, 2000. The information under the caption "Compensation Committee Interlocks and Insider Participation" in Item 11 is incorporated by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)(1) Financial Statements.

   Item                                                                    Page
   ----                                                                    ----
   Independent Auditors' Report..........................................  F-1
   Consolidated Balance Sheets at September 30, 2000 and 1999............  F-2
   Consolidated Statements of Operations for the years ended September
    30, 2000, 1999 and 1998..............................................  F-3
   Consolidated Statements of Changes in Shareholders' Equity for the
    years ended September 30, 2000, 1999 and 1998........................  F-4
   Consolidated Statements of Cash Flow for the years ended September 30,
    2000, 1999 and 1998..................................................  F-5
   Notes to Consolidated Financial Statements............................  F-6

  (a)(2) Financial Statement Schedules.

  All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

  (a)(3) Exhibits.

  Asterisk indicates exhibit previously filed with the Commission and incorporated herein by reference as indicated.

 *3(a)    Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on
           Form S-4 (Registration No. 33-20959)).

 *3(b)    Articles of Amendment to Restated Articles of Incorporation
           (incorporated by reference to Exhibit 3 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended December 31, 1998 (File
           No. 1-10307)).

 *3(c)    Statement of Resolution establishing Series of Shares designated
           Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-
           K for the year ended March 31, 1990 (File No. 1-10307) (the "1990
           Form 10-K")).

 *3(d)    Statement of Resolution increasing number of shares designated Series
           A Junior Participating Preferred Stock (incorporated by reference to
           Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1990 (File No. 1-10307)).

 *3(e)(1) Rights Agreement dated as of September 14, 1989 between the Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated
           September 21, 1989 (File No. 1-10307)).

 *3(e)(2) Amendment to Rights Agreement dated as of January 27, 1995
           (incorporated by reference to Exhibit 1 to the Company's Current
           Report on Form 8-K dated January 27, 1995 (File No. 1-10307)).

 *3(e)(3) Amendment to Rights Agreement dated December 11, 1998 (incorporated by reference to Exhibit 3(e)(3) to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (the "1998 Form 10-
           K")).

 *3(f)    By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended March
           31, 1989 (File No. 0-16674) (the "1989 Form 10-K")).

 *3(g)(1) Investor Agreement dated August 29, 1996 by and among the Company,
           Greencore Group plc and Earlsfort Holdings B.V. (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated September 5, 1996 (File No. 1-10307) (the "September 5, 1996
           Form 8-K")).

 *3(g)(2) Registration Rights Agreement dated August 29, 1996 by and among the
           Company, Greencore Group plc and Earlsfort Holdings B.V.
           (incorporated by reference to Exhibit 4.2 to the September 5, 1996
           Form 8-K).

 *3(g)(3) Amendment to Investor Agreement and Registration Rights Agreement dated November 19, 1998 by and among the Company, Greencore Group plc and Earlsfort Holdings B.V. (incorporated by reference to Exhibit 3(g)(3) to the 1998 Form 10-K).

 *3(h)(1) Agreement and Plan of Merger, dated September 12, 1997, among
           Imperial Holly Corporation, IHK Merger Sub Corporation and Savannah
           Foods & Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration
           No. 333-40445) (the "Savannah S-4")).

 *3(h)(2) Agreement and Plan of Merger, dated September 4, 1998, as amended by amendment dated as of October 22, 1998, among Imperial Holly
           Corporation, IHK Acquisition Corp. and DSLT Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-
           K dated November 2, 1998).

 *4(a)(1) Amended and Restated Credit Agreement dated as of December 22, 1997 among Imperial Holly Corporation, as Borrower, the Several Lenders from time to time Parties thereto, Lehman Brothers, Inc., as Arranger, Lehman Brothers Commercial Paper, Inc., as Syndication
           Agent and Harris Trust and Savings Bank, as Administrative and
           Collateral Agent (incorporated by reference to Exhibit 4(a)(2) to the Company's Registration Statement on Form S-4 (Registration
           No. 333-44955)(the "Exchange Offer S-4")).

 *4(a)(2) First Amendment to the Company's Amended and Restated Credit
           Agreement dated March 31, 1998 (incorporated by reference to Exhibit
           4.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 (the "June 1999 Form 10-Q")).

 *4(a)(3) Second Amendment to the Company's Amended and Restated Credit
           Agreement dated September 28,
           1998 (incorporated by reference to Exhibit 4.2 to the June 1999 Form
           10-Q).

 *4(a)(4) Third Amendment to the Company's Amended and Restated Credit
           Agreement dated June 30, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1999 (the "June
           1999 Form 8-K").

 *4(a)(5) Fourth Amendment to the Company's Amended and Restated Credit
           Agreement dated November 18, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September
           30, 1999 (File No. 1-10307)).

 *4(a)(6) Amended and Restated Guarantee and Collateral Agreement dated, as of
           December 22, 1997, made by Imperial Holly Corporation and certain of its Subsidiaries in favor of Harris Trust and Savings Bank, as Collateral Agent (incorporated by reference to Exhibit 4(a)(2) to the Exchange Offer S-4).

 *4(a)(7) Interim Waiver Agreement between the Company and the lenders pursuant to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 13, 2000 (File No. 1-10307)).

 *4(b)(1) Indenture dated as of December 22, 1997 between the Company, certain subsidiaries of the Company and The Bank of New York, as Trustee, relating to the Company's 9 3/4% Senior Subordinated Notes due 2007
           (including form of 9 3/4% Senior Subordinated Note due 2007 and form of Subsidiary Guarantee) (incorporated by reference to Exhibit 4(b) to the Exchange Offer S-4)).

  4(b)(2) Supplemental Indenture dated as of September 30, 1998 between the
           Company, certain subsidiaries of the Company and the Bank of New
           York, as Trustee relating to the Company's 9 3/4% Senior
           Subordinated Notes due 2007.

  4(b)(3) Resignation, Appointment and Acceptance Agreement dated November 2,
           2000 between the Company, the Bank of New York, as resigning trustee to the Indenture relating to the Company's 9 3/4% Senior
           Subordinated Notes, and the United States Trust Company of New York, the successor trustee.

 * 4(c)(1) Receivable Purchase Agreement dated as of June 30, 1999 between the
            Company, Imperial Securitization Corporation, Imperial
            Distributing, Inc., Fairway Finance Corporation and Nesbitt Burns
            Securities, Inc. (incorporated by reference to Exhibit 10.1 to the June 1999 Form 8-K).

 * 4(c)(2) Purchase and Contribution Agreement dated as of June 30, 1999 between the Originators named therein, Imperial Securitization
            Corporation and Imperial Distributing, Inc. (incorporated by reference to Exhibit 10.2 to the June 1999 Form 8-K).

   4(c)(3) Amendment No. 1 to the Company's Receivable Purchase Agreement dated
            December 13, 1999.

   4(c)(4) Amendment No. 2 to the Company's Receivable Purchase Agreement dated
            March 27, 2000.

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

 *10(a)    Imperial Holly Corporation Stock Incentive Plan (as amended and restated effective May 1, 1997) (incorporated by reference to
            Exhibit 10(a) to the Company's Annual Report on Form 10-K for the
            year ended March 31, 1997 (File No. 1-10307) (the "1997 Form 10-
            K")).

  10(b)(1) Specimen of Employment Agreement (Form A) for certain of the
            Company's officers.

  10(b)(2) Specimen of Employment Agreement (Form B) for certain of the
            Company's officers.

  10(b)(3) Schedule of Employment Agreements.
 *10(b)(4) Specimen of Employment Agreements with Roger W. Hill and John A.
            Richmond dated February 1, 1998 (incorporated by reference to
            Exhibit 10(b)(1) to the 1998 Form 10-K).

 *10(b)(5) Employment Agreement with W. W. Sprague III dated as of December 23,
            1997 (incorporated by reference to Exhibit 10(b)(3) to the 1998
            Form 10-K.

 *10(c)    Specimen of the Company's Severance Pay Agreements for certain of its officers (incorporated by reference to Exhibit 10.2 to the
            September 1990 Form 10-Q).

 *10(d)(1) Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (incorporated by reference to
            Exhibit 10(b)(1) to the September 1994 Form 10-Q).

 *10(d)(2) Specimen of the Company's Salary Continuation Agreement (Fully
            Vested) (incorporated by reference to Exhibit 10(b)(2) to the September 1994 Form 10-Q).

 *10(d)(3) Specimen of the Company's Salary Continuation Agreement (Graduated
            Vesting) (incorporated by reference to Exhibit 10(b)(3) to the September 1994 Form 10-Q).

 *10(d)(4) Schedule of Salary Continuation Agreements (incorporated by reference to Exhibit 10(d)(4) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 1-10307) (the
            "1996 Form 10-K")).

 *10(e)(1) Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (incorporated by reference to
            Exhibit 10(c)(1) to the September 1994 Form 10-Q).

 *10(e)(2) Specimen of the Company's Benefit Restoration Agreement (Fully
            Vested) (incorporated by reference to Exhibit 10(c)(2) to the September 1994 Form 10-Q).

 *10(e)(3) Specimen of the Company's Benefit Restoration Agreement (Graduated
            Vesting) (incorporated by reference to Exhibit 10(c)(3) to the September 1994 Form 10-Q).

 *10(e)(4) Schedule of Benefit Restoration Agreements (incorporated by reference to Exhibit 10(e)(4) to the 1996 Form 10-K).

 *10(f)(1) Imperial Holly Corporation Executive Benefits Trust (incorporated by reference to Exhibit 10.5 to the September 1990 Form 10-Q).

 *10(f)(2) First Amendment to the Company's Executive Benefits Trust dated June
            4, 1991 (incorporated by reference to Exhibit 10(g)(2) to the 1994
            Form 10-K).

 *10(g)    Imperial Holly Corporation 1989 Nonemployee Director Stock Option
            Plan (incorporated by reference to Exhibit A to the Company's Proxy
            Statement dated June 16, 1989 for the 1989 Annual Meeting of
            Shareholders, File No. 0-16674).

 *10(h)    Imperial Holly Corporation Retirement Plan For Nonemployee Directors
            (incorporated by reference to Exhibit 10(j) to the 1994 Form 10-K).
 *10(i)(1) Specimen of the Company's Change of Control Agreement (incorporated by reference to Exhibit 10(d)(1) to the September 1994 Form 10-Q).

 *10(i)(2) Schedule of Change of Control Agreements (incorporated by reference to Exhibit 10(i)(2) to the 1997 Form 10-K).

 *10(j)    Independent Consultant Agreement between I. H. Kempner III and the
            Company (incorporated by reference to Exhibit 10(k) to the 1996
            Form 10-K).

 *10(k)    Specimen of the Company's Restricted Stock Agreement with certain of its officers (incorporated by reference to Exhibit 10(k) to the
            1997 Form 10-K).

 *10(l)    Schedule of Restricted Stock Agreements (incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K).

 *10(m)    Agreement of Limited Partnership of ChartCo Terminal, L.P.
            (incorporated by reference to Exhibit 10(j) to the 1990 Form 10-K).

  21       Subsidiaries of the Company.

  23       Independent Auditors' Consent

  27       Financial Data Schedule

  (b) Reports on Form 8-K.

  The Company filed a Current Report on Form 8-K dated December 13, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 2000.

                                          Imperial Sugar Company

                                                 /s/ James C. Kempner
                                          By:__________________________________
                                                     James C. Kempner
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2000.

             Signature                         Capacity
             ---------                         --------

      /s/ James C. Kempner           President, Chief Executive
____________________________________  Officer, and Director
          James C. Kempner            (Principal Executive
                                      Officer)

      /s/ Mark Q. Huggins            Managing Director and Chief
____________________________________  Financial Officer
          Mark Q. Huggins             (Principal Financial
                                      Officer)

       /s/ H. P. Mechler             Vice President, Accounting
____________________________________  (Principal Accounting
           H. P. Mechler              Officer)

     /s/ I. H. Kempner, III          Chairman of the Board of
____________________________________  Directors
         I. H. Kempner, III

    /s/ John D. Curtin, Jr.          Director
____________________________________
        John D. Curtin, Jr.

                                     Director
____________________________________
          David J. Dilger

     /s/ Edward O. Gaylord           Director
____________________________________
         Edward O. Gaylord

      /s/ Gerald Grinstein           Director
____________________________________
          Gerald Grinstein

      /s/ Ann O. Hamilton            Director
____________________________________
          Ann O. Hamilton

     /s/ Robert L. Harrison          Director
____________________________________
         Robert L. Harrison

             Signature                         Capacity
             ---------                         --------

   /s/ Harris L. Kempner, Jr.        Director
____________________________________
       Harris L. Kempner, Jr.

      /s/ Daniel K. Thorne           Director
____________________________________
          Daniel K. Thorne

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Imperial Sugar Company
Sugar Land, Texas

  We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flow for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2000 and 1999, and the results of its operations and its cash flow for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, at September 30, 2000, the Company would have been in violation of certain covenants of a long-term debt agreement had the lenders not temporarily waived the covenants. The Company's failure to meet these covenants and its recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Houston, Texas
December 28, 2000

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                                                           (In Thousands of
                                                               Dollars)
                        ASSETS
                        ------

CURRENT ASSETS:
Cash and temporary investments.........................  $    6,533  $    7,925
Marketable securities..................................       4,612      65,496
Accounts receivable--trade, net........................      63,378      64,458
Inventories:
  Finished products....................................      97,625     157,869
  Raw and in-process materials.........................      50,261      61,299
  Supplies.............................................      39,585      39,896
Deferred costs & prepaid expenses......................      48,251      43,461
                                                         ----------  ----------
    Total current assets...............................     310,245     440,404
OTHER INVESTMENTS......................................       5,179       5,009
PROPERTY, PLANT AND EQUIPMENT--Net.....................     357,681     402,364
GOODWILL AND OTHER INTANGIBLES--Net of accumulated
 amortization of $30,420,000 in 2000 and $18,319,000 in
 1999..................................................     395,818     406,627
OTHER ASSETS...........................................      24,767      26,379
                                                         ----------  ----------
    TOTAL..............................................  $1,093,690  $1,280,783
                                                         ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
Accounts payable--trade................................  $  105,457  $  141,428
Short-term borrowings..................................       1,671       1,611
Current and deemed current maturities of long-term debt
 (Notes 2 and 8).......................................     436,350      12,114
Deferred income taxes--net.............................      16,285      10,719
Other current liabilities..............................     114,646      72,443
                                                         ----------  ----------
    Total current liabilities..........................     674,409     238,315
                                                         ----------  ----------
LONG-TERM DEBT--Net of current maturities (Notes 2 and
 8)....................................................      20,000     553,577
DEFERRED INCOME TAXES--Net.............................       1,117      32,481
DEFERRED EMPLOYEE BENEFITS.............................      79,563      82,986

COMMITMENTS AND CONTINGENCIES (Notes 2 and 13)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value, issuable in series;
 5,000,000 shares authorized, none issued..............         --          --
Common stock, without par value; 50,000,000 shares
 authorized............................................     310,452     309,847
Stock held by benefit trust............................         --       (8,208)
Treasury stock.........................................     (15,859)     (7,611)
Retained earnings......................................      23,514      58,191
Unrealized securities gains--net of income taxes.......         494      21,205
                                                         ----------  ----------
    Total shareholders' equity.........................     318,601     373,424
                                                         ----------  ----------
    TOTAL..............................................  $1,093,690  $1,280,783
                                                         ==========  ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended September 30,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
                                           (In Thousands of Dollars, Except
                                             Share and Per Share Amounts)
NET SALES................................. $1,821,231  $1,888,630  $1,783,091
                                           ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of sales...........................  1,682,529   1,704,339   1,614,752
  Selling, general and administrative.....     87,004      85,115      65,358
  Asset impairment and other charges (Note
   14)....................................     27,541         --       18,287
  Depreciation and amortization...........     51,979      51,272      45,755
                                           ----------  ----------  ----------
    Total.................................  1,849,053   1,840,726   1,744,152
                                           ----------  ----------  ----------
OPERATING INCOME (LOSS)...................    (27,822)     47,904      38,939
INTEREST EXPENSE--Net.....................    (56,656)    (59,071)    (48,718)
REALIZED SECURITIES GAINS--Net............     35,874       4,697       2,181
LOSS ON EQUITY INVESTMENT IN PARTNERSHIP
 (Note 14)................................        --      (16,706)        --
OTHER INCOME--Net.........................        954       1,598       6,386
                                           ----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST........................    (47,650)    (21,578)     (1,212)
PROVISION (CREDIT) FOR INCOME TAXES.......    (12,973)     (3,454)      2,857
MINORITY INTEREST.........................        --          --        1,766
                                           ----------  ----------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...    (34,677)    (18,124)     (5,835)
EXTRAORDINARY ITEM--Net of tax............        --          --       (1,999)
                                           ----------  ----------  ----------
NET INCOME (LOSS)......................... $  (34,677) $  (18,124) $   (7,834)
                                           ==========  ==========  ==========
BASIC AND DILUTED EARNINGS (LOSS) PER
 SHARE OF COMMON STOCK:
  Income (loss) before extraordinary
   item................................... $    (1.07) $    (0.57) $    (0.24)
  Net income (loss)....................... $    (1.07) $    (0.57) $    (0.32)
WEIGHTED AVERAGE SHARES OUTSTANDING....... 32,293,759  31,712,602  24,177,762
                                           ==========  ==========  ==========


                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             Shares of Common Stock               Common Stock
                        ---------------------------------  ---------------------------             Accumulated
                                    Held by                         Held by                           Other
                                    Benefit     Treasury            Benefit   Treasury  Retained  Comprehensive
                          Issued     Trust       Stock      Amount   Trust     Stock    Earnings     Income      Total
                        ---------- ----------  ----------  -------- --------  --------  --------  ------------- --------
                                                                           (In Thousands of Dollars)
BALANCE SEPTEMBER 30,
 1997.................. 14,283,775        --          --   $ 83,707      --        --   $ 90,870    $ 18,382    $192,959
Comprehensive income:
 Net loss..............        --         --          --        --       --        --     (7,834)        --       (7,834)
 Change in unrealized
  securities gains--
  net of $748,000
  tax..................        --         --          --        --       --        --        --        1,390       1,390
                                                                                                                --------
   Total comprehensive
    income.............                                                                                           (6,444)
                                                                                                                --------
Cash dividends ($0.12
 per share)............        --         --          --        --       --        --     (2,886)        --       (2,886)
Stock issued in
 acquisition........... 13,176,193   (814,810)        --    174,584  (10,796)      --        --          --      163,788
Sale of common stock...    377,358        --          --      5,000      --        --        --          --        5,000
Stock sold to benefit
 trust.................    505,440   (505,440)        --      5,023   (5,023)      --        --          --          --
Stock transferred from
 benefit trust.........        --     121,197    (121,197)      --     1,452  $ (1,452)      --          --          --
Employee stock plans...     25,938        --          --        325      --        --        --          --          325
Nonemployee director
 compensation plan.....     17,287        --          --        165      --        --        --          --          165
                        ---------- ----------  ----------  -------- --------  --------  --------    --------    --------
BALANCE September 30,
 1998.................. 28,385,991 (1,199,053)   (121,197)  268,804  (14,367)   (1,452)   80,150      19,772     352,907
Comprehensive income:
 Net loss..............        --         --          --        --       --        --    (18,124)        --      (18,124)
 Change in unrealized
  securities gains--
  net of $769,000
  tax..................        --         --          --        --       --        --        --        1,433       1,433
                                                                                                                --------
   Total comprehensive
    income.............                                                                                          (16,691)
                                                                                                                --------
Cash dividends ($0.12
 per share)............        --         --          --        --       --        --     (3,835)        --       (3,835)
Stock issued in
 acquisition...........  5,006,770        --          --     40,054      --        --        --          --       40,054
Stock transferred from
 benefit trust.........        --     514,082    (514,082)      --     6,159    (6,159)      --          --          --
Employee stock plans...     91,629        --          --        658      --        --        --          --          658
Nonemployee director
 compensation plan.....     39,776        --          --        331      --        --        --                      331
                        ---------- ----------  ----------  -------- --------  --------  --------    --------    --------
BALANCE September 30,
 1999.................. 33,524,166   (684,971)   (635,279)  309,847   (8,208)   (7,611)   58,191      21,205     373,424
Comprehensive income:
 Net loss..............        --         --          --        --       --        --    (34,677)        --      (34,677)
 Change in unrealized
  securities gains--
  net of $11,152,000
  tax..................        --         --          --        --       --        --        --      (20,711)    (20,711)
                                                                                                                --------
   Total comprehensive
    income.............                                                                                          (55,388)
                                                                                                                --------
Stock transferred from
 benefit trust.........        --     684,971    (684,971)      --     8,208    (8,208)      --          --          --
Restricted shares
 withheld..............        --         --      (25,569)      --       --        (40)      --          --          (40)
Employee stock plans...    109,906        --          --        214      --        --        --          --          214
Nonemployee director
 compensation plan.....     91,212        --          --        391      --        --        --                      391
                        ---------- ----------  ----------  -------- --------  --------  --------    --------    --------
BALANCE September 30,
 2000.................. 33,725,284        --   (1,345,819) $310,452 $    --   $(15,859) $ 23,514    $    494    $318,601
                        ========== ==========  ==========  ======== ========  ========  ========    ========    ========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                  Year Ended September 30,
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------
                                                 (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss)............................ $(34,677) $ (18,124) $  (7,834)
  Adjustments for noncash and nonoperating
   items:
    Impairment loss............................   16,066        --      12,538
    Loss on equity investment in partnership...      --      16,706        --
    Extraordinary item--net....................      --         --       1,999
    Minority interest..........................      --         --       1,766
    Depreciation & amortization................   51,979     51,272     45,755
    Gain on sale of securities.................  (35,874)    (4,697)    (2,181)
    Deferred income taxes......................  (12,623)   (11,355)    (2,579)
    Other......................................    3,951      1,991      2,651
  Changes in operating assets and liabilities
   (excluding operating assets and liabilities
   acquired in the purchase acquisitions):
    Accounts receivables--trade................    1,080     84,619     (9,077)
    Inventories................................   26,871    (40,245)    21,278
    Deferred costs and prepaid expenses........   (6,541)    (3,255)     8,814
    Accounts payable--trade....................  (35,971)    28,387     (3,638)
    Other liabilities..........................   35,383        892    (23,501)
                                                --------  ---------  ---------
      Operating cash flow......................    9,644    106,191     45,991
                                                --------  ---------  ---------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired...........      --    (112,455)  (361,218)
  Capital expenditures.........................  (16,303)   (26,805)   (42,419)
  Investment in marketable securities..........   (3,273)   (14,141)   (10,837)
  Proceeds from sale of marketable securities..   64,221     15,300      4,337
  Proceeds from maturity of marketable
   securities..................................    3,996      5,881      7,189
  Proceeds from sale of fixed assets...........    4,157      2,589      4,989
  Other........................................   (2,085)     1,617     (6,108)
                                                --------  ---------  ---------
      Investing cash flow......................   50,713   (128,014)  (404,067)
                                                --------  ---------  ---------
FINANCING ACTIVITIES:
  Sale of common stock.........................      --         --       5,000
  Short-term borrowings:
      CCC borrowings--advances.................  105,072     60,112     37,037
      CCC borrowings--repayments...............  (57,975)   (60,112)   (37,037)
      Other short-term borrowings--net.........       60        450    (44,330)
  Revolving credit borrowings--net.............  (61,500)    89,100      2,400
  Long-term debt:
    Proceeds...................................      --         --     523,274
    Repayment..................................  (47,841)   (59,681)  (132,229)
  Dividends paid...............................      --      (3,835)    (2,886)
  Stock option proceeds and other..............      435        837        370
                                                --------  ---------  ---------
      Financing cash flow......................  (61,749)    26,871    351,599
                                                --------  ---------  ---------
INCREASE (DECREASE) IN CASH AND TEMPORARY
 INVESTMENTS...................................   (1,392)     5,048     (6,477)
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF
 YEAR..........................................    7,925      2,877      9,354
                                                --------  ---------  ---------
CASH AND TEMPORARY INVESTMENTS, END OF YEAR.... $  6,533  $   7,925  $   2,877
                                                ========  =========  =========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 2000, 1999, and 1998

1. ACCOUNTING POLICIES

 The Company

  The consolidated financial statements include the accounts of Imperial Sugar Company and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates in two domestic business segments--the production and sale of refined sugar and the sale and distribution of products for the foodservice industry. Revenues are recognized when title passes, generally when products ship. The Company is significantly affected by market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally through the limitations on importation of raw cane sugar for domestic consumption. In addition, agricultural conditions in the Company's growing areas may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing.

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

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

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

  If only the FIFO cost method had been used, inventories would have been higher by $3.0 million at September 30, 2000, $15.7 million at September 30, 1999, and $16.7 million at September 30, 1998. Reductions

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998

in inventory quantities in the year ended September 30, 2000 resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years. The effect of this liquidation was to increase the net loss by about $0.3 million ($0.01 per share) in fiscal 2000.

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

 Hedge Accounting

  The Company uses raw sugar futures and options in its raw sugar purchasing programs and uses natural gas futures to hedge natural gas purchases used in its manufacturing operations. Gains and losses on raw sugar futures and options are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period of the purchase. The Company does not enter into futures or option transactions for trading purposes.

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

  Depreciation is provided principally on the straight-line or sum-of-the-years' digits methods over the estimated service lives of the assets. In general, buildings are depreciated over 20 years, machinery and equipment over 3 to 15 years and leasehold improvements over 10 years.

 Capitalization of Computer Software

  The Company capitalizes certain costs in connection with the development of internal-use computer software.

 Impairment of Long-Lived Assets

  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998

from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or net realizable value.

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

 Federal Income Taxes

  Federal income tax expense includes the current tax obligation or benefit and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities.

 Environmental Matters

  The Company provides for environmental remediation costs based on estimates of known environmental remediation exposure when such amounts are probable and estimable. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Capital costs incurred to prevent future environmental contamination are capitalized.

 Accounting Pronouncements

  Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, is effective for the Company as of October 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The effective portion of the change in the fair value of derivatives used as hedges are reported as other comprehensive income, with all other changes reported in net income. Adoption of these new accounting standards will result in an after tax credit for the cumulative effect of an accounting change to net income of approximately $2.4 million and an after tax credit to other comprehensive income of approximately $7.7 million in the first quarter of fiscal 2001.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended, which summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operation or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


 Reclassifications

  Certain amounts in prior years have been reclassified to be consistent with the 2000 presentation.

2. BASIS OF PRESENTATION AND RESTRUCTURING PLANS

  The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The conditions described below raise substantial doubt about the Company's ability to continue as a going concern. The Company has experienced net losses each of the three years in the period ended September 30, 2000. At September 30, 2000, the Company would have been in violation of certain financial covenants of its Amended and Restated Credit Agreement, dated as of December 22, 1997 (the "Senior Credit Agreement") had the lenders not waived such covenants temporarily. The Company did not make its scheduled December 15, 2000, interest payment on its 9 3/4% Senior Subordinated Notes due 2007 (the "Subordinated Debt"). The indenture for the Subordinated Debt provides for a thirty-day grace period for the payment of interest, however the Company does not expect to make such payment currently. Additionally, the Company has contracted a substantial portion of industrial sugar sales for fiscal 2001 at historically low prices, and raw sugar prices have not declined as much as refined sugar prices. As a result, margins on the sale of refined sugar have narrowed and the Company may incur significant losses and negative cash flows from operations for the year ending September 30, 2001. The consolidated financial statements do not include any adjustments that may result from the resolution of these uncertainties.

  As discussed in Note 8 to the consolidated financial statements, the Company's Senior Credit Agreement consists of a $157.3 million revolving credit facility which expires in December 2002 and $150.8 million in term loans with a final maturity in December 2005. The Company and the Senior Credit Agreement lenders entered into an interim waiver agreement effective through January 8, 2001, waiving temporarily the non-compliance with certain financial covenants as of September 30, 2000 described above, and the effect on the Senior Credit Agreement of not paying the scheduled interest payment on the Subordinated Debt.

  As discussed in Note 5 to the consolidated financial statements, the Company has a $110 million revolving receivables purchase facility with an independent issuer of receivables-backed commercial paper (the "Securitization Facility") which allows the Company to sell certain accounts receivable on a non-recourse basis. The Securitization Facility agreement is backed by a liquidity line of credit issued in favor of the receivable purchaser, which has been extended until January 8, 2001. The Company is not a party to the liquidity line of credit. Should such line of credit not be renewed, the Securitization Facility would terminate, placing substantial additional liquidity requirements on the Company.

  The indenture governing the Subordinated Debt, the Senior Credit Agreement and the Securitization Facility agreement each contain cross default provisions such that a default under one agreement constitutes a default under each of the others.

  The Company has held discussions with an informal committee of holders of the Subordinated Debt, representatives of the Senior Credit Agreement lenders and the issuer of the liquidity line of credit backing the Securitization Facility about a financial restructuring plan. Under the provisions of the proposed plan, the Subordinated Debt would be converted to equity and the Senior Credit Agreement would concurrently be amended or replaced with a new agreement. The terms of the proposed debt to equity conversion, including the level of continuing equity ownership of existing shareholders, remain under discussion. Negotiations and discussions with the Senior Credit Agreement lenders continue in respect of the restructured agreement described above and interim debtor-in possession financing, should a bankruptcy filing be required. The proposed

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998

restructuring may occur under the supervision of a United States Bankruptcy Court. The Company has had discussions with the receivable purchaser concerning extension of the Securitization Facility until the restructuring is completed. The Company believes that, should the Securitization Facility not be extended up to or beyond the completion of the proposed financial restructuring, replacement accounts receivable financing could be found. While the Company believes that these discussions to-date have been productive, there can be no assurances that an agreement on the proposed restructuring can be completed timely.

  The interim waiver and the liquidity line of credit discussed above expire January 8, 2001, and the grace period for the payment of interest on the Subordinated Debt expires January 14, 2001. Additionally, certain trade creditors have requested enhancements to their credit terms. Unless the Company is able to obtain an extension or forbearance with respect to these deadlines, the lenders could, after such dates, declare the related debt in default and demand repayment, and the receivable purchaser could declare the Securitization Facility terminated, all of which would place liquidity demands on the Company which it could not meet.

  The Company's continuation as a going concern is dependent upon the successful completion of the financial restructuring described above, the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis and its ability to obtain financing as may be required. Current domestic sugar market conditions are continuing to have significant negative impact on the Company's operating results and liquidity. While the Company believes it will be able to complete a consensual restructuring during fiscal 2001, there can be no assurances that it will be successful in doing so. The Company is reviewing with its financial and legal advisors the financial alternatives available to the Company, including without limitation the debt restructuring proposal described above and/or the filing of a petition under Chapter 11 of the United States Bankruptcy Code.

3. ACQUISITIONS

 Diamond Crystal

  On November 2, 1998 the Company acquired all the outstanding common stock of DSLT Inc. ("Diamond Crystal") in a merger of a wholly owned subsidiary of the Company, with and into Diamond Crystal. Consideration for the acquisition paid at closing consisted of $79.6 million cash, 5.0 million shares of common stock and the repayment of $28.3 million of Diamond Crystal debt. The merger consideration was subject to adjustments based on an acquisition date balance sheet of Diamond Crystal and other factors. In April 1999, additional consideration of $.6 million cash and 34,710 shares of the Company's common stock was paid based on the resolution of certain factors. The cash portion of the merger consideration was funded by borrowing under the Company's existing revolving credit agreement.

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

  An allocation of the aggregate purchase price of $184.6 million, including $31.9 million of liabilities assumed, has been made to current assets ($33.3 million), plant, property and equipment ($18.8 million) and goodwill ($132.0 million). Liabilities assumed include $2.7 million for the estimated costs to close two Diamond Crystal production facilities, as well as cost related to the involuntary termination of certain administrative employees, both of which were completed in fiscal 2000.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


 Savannah Foods

  During fiscal 1998, the Company acquired Savannah Foods and Industries, Inc. a Georgia based producer and marketer of sugar and related products ("Savannah Foods"), in a two step transaction. The Company completed the first step on October 17, 1997, when it accepted for payment pursuant to a tender offer shares representing 50.1% of Savannah Foods outstanding common stock for aggregate consideration of $261 million cash. The second step was completed December 22, 1997, when Savannah Foods was merged with a subsidiary of the Company. As a result of the two step acquisition, the consolidated financial statements include a minority interest in the earnings of Savannah Foods through December 22, 1997. In consideration for the Merger, Savannah Foods' stockholders received $106 million cash and 12.4 million shares of the Company's common stock.

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

  An allocation of the aggregate purchase price of $749.9 million, including $215.8 million of liabilities assumed, has been made to current assets ($201.8 million), plant, property and equipment ($253.0 million), other assets ($11.1 million) and purchased intangible assets ($284.1 million). Liabilities assumed include $4.5 million for the estimated cost related to the involuntary termination of certain administrative employees.

  The following table presents unaudited, summarized pro forma operating results as if the acquisition of both Diamond Crystal and Savannah Foods and the related financing transactions had occurred on October 1, 1997, assuming effective income tax rates of 35% to 38%.

                                                Year Ended September 30,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
                                             (Actual)   (Pro forma) (Pro forma)
                                            (In Thousands of Dollars, Except
                                                   Per Share Amounts)
Net sales.................................. $1,821,231  $1,899,714  $1,982,351
                                            ----------  ----------  ----------
Cost of sales..............................  1,682,529   1,713,107   1,774,862
Selling, general and administrative........     87,004      86,467      90,000
Depreciation and amortization..............     51,979      51,705      51,169
Asset impairment and other charges.........     27,541          --      18,287
                                            ----------  ----------  ----------
Operating income (loss)....................    (27,822)     48,435      48,033
Interest expense...........................    (56,656)    (59,774)    (58,648)
Securities gains (losses)..................     35,874       4,697       2,181
Loss on investment in partnership..........         --     (16,706)         --
Other income...............................        954       1,598       7,680
                                            ----------  ----------  ----------
Income (loss) before income taxes..........    (47,650)    (21,750)       (754)
Provision (benefit) for income taxes.......    (12,973)     (3,276)      4,635
                                            ----------  ----------  ----------
Income (loss) before extraordinary item.... $  (34,677) $  (18,474) $   (5,389)
                                            ==========  ==========  ==========
Basic earnings (loss) per share............ $    (1.07) $    (0.57) $    (0.17)
                                            ==========  ==========  ==========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


 Wholesome Sweeteners

  In September 1998, the Company acquired Wholesome Sweeteners for cash of $5.1 million. Wholesome is a leading supplier of organic sweeteners to the U.S. consumer and industrial markets. The purchase method was used to account for the acquisition. Pro forma effects of the acquisition are not material to the Company's consolidated results of operations.

  Amortization of goodwill and other intangibles totaled $10.8 million, $11.0 million and $8.9 million in fiscal 2000, 1999 and 1998, respectively.

4. MARKETABLE SECURITIES

  Marketable securities consisted of the following (in thousands of dollars):

                                                      September 30, 2000
                                                 -----------------------------
                                                                     Gross
                                                                   Unrealized
                                                            Fair    Holding
                                                 Amortized Market ------------
                                                   Cost    Value  Gains Losses
                                                 --------- ------ ----- ------
   US Government securities maturing in 2001....  $3,548   $3,602 $ --   $(54)
   Common stocks................................     254    1,010  756     --
                                                  ------   ------ ----   ----
   Total........................................  $3,802   $4,612 $756   $(54)
                                                  ======   ====== ====   ====

                                                      September 30, 1999
                                               --------------------------------
                                                                     Gross
                                                                   Unrealized
                                                          Fair      Holding
                                               Amortized Market  --------------
                                                 Cost     Value   Gains  Losses
                                               --------- ------- ------- ------
   US Government securities...................  $ 4,273  $ 4,253      -- $ (20)
   Common stocks..............................   28,601   61,243 $33,164  (522)
                                                -------  ------- ------- -----
   Total......................................  $32,874  $65,496 $33,164 $(542)
                                                =======  ======= ======= =====

  The Company liquidated substantially all of its marketable securities portfolio in fiscal 2000, and utilized $36.6 million of the net proceeds to pay down senior term loans. Realized securities gains are reported net of realized losses of $0.5 million in fiscal 2000. There were no realized securities losses during fiscal 1999 or 1998. Marketable securities at September 30, 2000 were pledged to secure certain insurance obligations.

  Other investments include the Company's royalty interest in a coal seam methane gas project, which is accounted for at amortized cost. The Company has a limited partnership interest in a company which owns an interest in a fuel oil terminal in Houston, Texas; a director of the Company is the general partner.

5. SALE OF ACCOUNTS RECEIVABLE

  On June 30, 1999, the Company entered into a five-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Through a wholly owned special purpose subsidiary, Imperial Securitization Corporation ("Imperial Securitization"), the Company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the Company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $110.0 million of undivided interests in accounts receivable through June 2004. The Company records such transfers as sales of the related accounts receivable.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


  The Company's Securitization Facility requires compliance with certain financial covenants, principally a maximum receivables delinquency rate and a maximum receivables dilution rate, and is backed by a liquidity line of credit issued in favor of the receivable purchaser, which expired October 31, 2000 and was extended to January 8, 2001. Such back-up line of credit is required under the agreement, although the Company is not a party to the line of credit.

  The Company had sold an undivided interest in its accounts receivable to the purchaser at September 30, 2000 and 1999 of $82.5 million and $105.0 million, respectively. The proceeds from the initial sale of accounts receivable were used to pay down debt under its senior secured credit facilities. At September 30, 2000 and 1999, the Company's retained interest was $42.1 million and $43.0 million, respectively; the fair value of the retained interest approximated its book value.

  The discount under this agreement is variable based on the general level of interest rates on commercial paper plus administrative fees typical in such transactions. These costs were approximately $6.4 million in fiscal 2000 and $1.4 million for fiscal 1999 and were included in selling, general and administrative in the accompanying Consolidated Statement of Operations. The Company receives compensation for servicing the accounts receivables that approximates its cost to provide such services. Accordingly, no servicing assets or liability is recorded.

6. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following (in thousands of dollars):

                                                                September 30,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Land...................................................... $ 42,927 $ 44,698
   Buildings, machinery and equipment........................  540,774  545,531
   Construction in progress..................................   13,073   29,577
                                                              -------- --------
     Total...................................................  596,774  619,806
   Less accumulated depreciation.............................  239,093  217,442
                                                              -------- --------
   Property, Plant and Equipment--Net........................ $357,681 $402,364
                                                              ======== ========

7. SHORT-TERM BORROWINGS

  The Company borrows short-term from banks under various unsecured lines of credit and from the Commodity Credit Corporation ("CCC") under the USDA's price support loan program. CCC borrowings, which mature September 30 each year, are secured by refined beet sugar inventory and are recourse or nonrecourse to the Company depending upon certain regulatory conditions. During fiscal 2000, the Company participated in permitted forfeitures of refined sugar in full satisfaction of $47.1 million of outstanding loans with the CCC in lieu of repaying the loans because the forfeiture price exceeded the current market price. The Company accounted for this transaction as a debt repayment. The net book value of inventory forfeited approximated the debt discharged, including interest.

  Outstanding short-term borrowings at September 30, 2000 and 1999 were $1.7 million and $1.6 million, respectively. The weighted-average interest rate for the outstanding short-term borrowings were 8.45% and 6.35% for fiscal 2000 and 1999, respectively.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


8. LONG-TERM DEBT

  Long-term debt was as follows (in thousands of dollars):

                                                                September 30,
                                                               ----------------
                                                                2000     1999
                                                               ------- --------
Senior Credit Agreement:
  Revolving credit facility................................... $30,000 $ 91,500
  Term loans.................................................. 150,769  192,068
9 3/4% Senior Subordinated Notes due 2007..................... 250,000  250,000
Industrial revenue bonds......................................  25,100   25,204
8 3/8% Senior Notes due 1999..................................      --    5,801
Other.........................................................     481    1,118
                                                               ------- --------
    Total long-term debt...................................... 456,350  565,691
Less current and deemed current maturities.................... 436,350   12,114
                                                               ------- --------
Long-term debt, net........................................... $20,000 $553,577
                                                               ======= ========

  Debt consists principally of $250.0 million of Subordinated Debt and borrowings under the Senior Credit Agreement. The Senior Credit Agreement includes a $157.3 million revolving credit facility (available through December 2002) and term loans aggregating $150.8 million. CCC borrowings of up to $50 million reduce the amounts available under the revolving credit facility. Additionally, CCC borrowings of up to $25 million seasonally may be made without reducing the availability of borrowings under the revolving credit facility.

  The industrial revenue bonds consist of various issues at fixed and variable interest rates, ranging from 4.72% to 6.55%. $5.1 million mature in fiscal 2001 and the remaining $20 million have maturity dates ranging from 2015 to 2025.

  Except for the Subordinated Debt, the carrying amount of the Company's debt approximates fair value. The fair value of the Subordinated Debt at September 30, 2000 was approximately $37.5 million.

  The Senior Credit Agreement is secured by substantially all of the Company's assets. The Senior Credit Agreement and the indenture for the Subordinated Debt contain restrictive covenants which may limit, among other things, the Company's ability to incur additional indebtedness, make capital expenditures and investments or pay dividends.

  The Senior Credit Agreement requires quarterly compliance with certain financial covenants including a total and senior leverage ratio, working capital ratio, minimum leverage of net worth, and, commencing December 31, 2000, an interest coverage ratio, and fixed charge coverage ratio. The Company was not in compliance with certain of these covenants at September 30, 2000. The Company did not make its scheduled $12.1 million interest payment due December 15, 2000 on the Subordinated Debt; the Indenture for the Subordinated Debt provides a thirty-day grace period for the payment of interest. As a result of these conditions, substantially all of the Company's long-term debt has been deemed to be current. See Note 2.

  Interest on borrowings under the Senior Credit Agreement is at floating rates (either a base rate plus a margin from 0.75% to 3% or a Eurodollar rate plus a margin from 1.75% to 4%). The Company has entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on $214.5 million

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998

under the Senior Credit Agreement at a weighted average annual rate of 9.3% as of September 30, 2000. If the Company had been required to settle the interest rate swap agreements as of September 30, 2000, the Company would receive $3.6 million. The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

  Cash paid for interest on short and long-term debt was $54.5 million for fiscal 2000, $57.2 million for fiscal 1999, and $45.2 million for fiscal 1998. Interest capitalized as part of the cost of constructing assets was $.5 million for fiscal 2000, $.4 million for fiscal 1999, and $1.2 million for fiscal 1998.

  In fiscal 1998, the Company incurred an extraordinary item of $1,999,000, net of tax of $1,075,000, in connection with the repurchase of its 8 3/8% Senior Notes due 1999.

9. INCOME TAXES

  The components of the consolidated income tax provision (credit), including amounts reported as an extraordinary item, were as follows (in thousands of dollars):

                                                     Year Ended September
                                                              30,
                                                    -------------------------
                                                      2000     1999     1998
                                                    --------  -------  ------
   Federal:
     Current....................................... $     --  $ 7,512  $2,419
     Tax benefit of operating loss carryforward
      utilized (generated).........................     (920) (19,327)  3,332
     Deferred......................................  (11,703)   7,972  (4,663)
   State...........................................     (350)     389     694
                                                    --------  -------  ------
       Total....................................... $(12,973) $(3,454) $1,782
                                                    ========  =======  ======

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities were as follows (in thousands of dollars):

                                               September 30,
                         ----------------------------------------------------------
                                     2000                          1999
                         ----------------------------  ----------------------------
                         Assets  Liabilities  Total    Assets  Liabilities  Total
                         ------- ----------- --------  ------- ----------- --------
Current:
  Marketable securities
   valuation
   differences..........      --  $   (265)  $   (265)      --  $ (11,418) $(11,418)
  Inventory valuation
   differences,
   principally purchase
   accounting...........      --   (14,818)   (14,818)      --    (13,973)  (13,973)
  Manufacturing costs
   prior to production
   deducted currently...      --   (13,746)   (13,746)      --    (12,004)  (12,004)
  Accruals not currently
   deductible........... $ 9,868        --      9,868  $ 5,437         --     5,437
  Alternate minimum tax
   differences..........   1,499        --      1,499      902         --       902
  Operating loss
   carryforward.........      --        --         --   19,327         --    19,327
  Other.................   1,177        --      1,177    1,010         --     1,010
                         -------  --------   --------  -------  ---------  --------
    Total current.......  12,544   (28,829)   (16,285)  26,676    (37,395)  (10,719)
                         -------  --------   --------  -------  ---------  --------
Noncurrent:
  Depreciation
   differences,
   including purchase
   accounting...........      --   (54,542)   (54,542)      --    (63,268)  (63,268)
  Accruals not currently
   deductible...........  24,738        --     24,738   24,022         --    24,022
  Operating loss
   carryforward.........  20,247        --     20,247       --         --        --
  Other.................   8,440        --      8,440    6,765         --     6,765
                         -------  --------   --------  -------  ---------  --------
    Total noncurrent....  53,425   (54,542)    (1,117)  30,787    (63,268)  (32,481)
                         -------  --------   --------  -------  ---------  --------
Total................... $65,969  $(83,371)  $(17,402) $57,463  $(100,663) $(43,200)
                         =======  ========   ========  =======  =========  ========

  The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company's income before taxes (including extraordinary item). The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

                                                   Year Ended September 30,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  -------  -------
Income taxes computed at the statutory federal
 rate............................................. $(16,678) $(7,552) $(1,501)
  Non deductible goodwill amortization............    3,787    3,847    2,424
  Non taxable interest and dividends..............     (162)    (291)    (316)
  State income taxes..............................     (350)     253      451
  Other...........................................      430      289      724
                                                   --------  -------  -------
    Total......................................... $(12,973) $(3,454) $ 1,782
                                                   ========  =======  =======

  Income taxes paid were $1.7 million in fiscal 2000, $1.0 million in fiscal 1999, and $4.0 million in fiscal 1998. Net operating loss carryforwards expire for tax purposes from 2011 to 2015.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


10. EMPLOYEE BENEFITS

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

  The following table presents the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used (in thousands of dollars):

                                                       Postretirement Benefits
                                   Pension Benefits      Other Than Pensions
                                   ------------------  ------------------------
                                      Year Ended             Year Ended
                                     September 30,          September 30,
                                   ------------------  ------------------------
                                     2000      1999       2000         1999
                                   --------  --------  -----------  -----------
Change in benefit obligation:
  Benefit obligation at beginning
   of year.......................  $221,540  $220,998  $    36,126  $    35,029
  Acquisition....................        --     8,342           --        3,712
  Service cost...................     5,418     5,956          567          370
  Interest cost..................    16,176    15,034        2,644        2,642
  Amendments.....................       990     3,382          419           --
  Actuarial (gain)/loss..........    (2,677)  (16,463)         967       (3,679)
  Curtailment loss...............      (174)       --           --           --
  Expenses paid..................    (1,304)   (1,527)          --           --
  Benefits paid..................   (14,466)  (14,182)      (2,688)      (1,948)
                                   --------  --------  -----------  -----------
  Benefits obligation at end of
   year..........................   225,503   221,540       38,035       36,126
                                   ========  ========  ===========  ===========
Change in plan assets:
  Fair value of plan assets at
   beginning of year.............   248,383   230,000           --           --
  Acquisition....................        --     7,443           --           --
  Actual return on plan assets...    18,821    24,297           --           --
  Employer contribution..........     2,118     2,405        2,688        1,948
  Expenses paid..................    (1,304)   (1,580)          --           --
  Benefits paid..................   (14,466)  (14,182)      (2,688)      (1,948)
                                   --------  --------  -----------  -----------
  Fair value of plan assets at
   end of year...................   253,552   248,383           --           --
                                   ========  ========  ===========  ===========
Funded status....................    28,049    26,843      (38,035)     (36,126)
Unrecognized actuarial
 (gain)/loss.....................   (45,252)  (47,739)       4,430        4,687
Unrecognized prior service cost..     7,576     7,280          419           --
Unrecognized net transition
 obligation (asset)..............        --    (1,113)          --           --
Adjustment for fourth quarter
 contributions...................       290       518          706          571
                                   --------  --------  -----------  -----------
Net amount recognized............  $ (9,337) $(14,211) $   (32,480) $   (30,868)
                                   ========  ========  ===========  ===========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


                                                      Postretirement Benefits
                                  Pension Benefits      Other Than Pensions
                                  ------------------  ------------------------
                                    September 30,          September 30,
                                  ------------------  ------------------------
                                    2000      1999       2000         1999
                                  --------  --------  -----------  -----------
Amounts recognized in the
 statement of financial position
 consist of:
  Accrued benefit liability.....  $(11,637) $(16,074) $   (32,480) $   (30,868)
  Intangible asset..............     2,300     1,863           --           --
                                  --------  --------  -----------  -----------
Net amount recognized...........  $ (9,337) $(14,211) $   (32,480) $   (30,868)
                                  ========  ========  ===========  ===========

  The assumptions used and the annual cost related to these plans consist of the following:

                                                                Year Ended
                                                               September 30,
                                                              ----------------
Pension Benefits                                               2000     1999
----------------                                              -------  -------
Weighted-average assumptions:
  Discount rate.............................................     7.75%     7.5%
  Expected return on plan assets............................      9.0%     9.0%
  Rate of compensation increase.............................  4.5-5.0% 4.5-5.0%
Components of net periodic benefit cost of Company-sponsored plans:
  Service cost..............................................  $ 5,418  $ 5,956
  Interest cost.............................................   16,176   15,034
  Expected return on plan assets............................  (21,833) (20,827)
  Amortization of prior service cost........................      799      580
  Amortization of transition (asset)/obligation.............      (22)     103
  Recognized actuarial (gain)/loss..........................   (3,582)  (1,972)
                                                              -------  -------
Net periodic benefit cost...................................   (3,044)  (1,126)
Curtailment effect recognized...............................     (316)      96
                                                              -------  -------
Total net periodic benefit cost--Company-sponsored plans....   (3,360)  (1,030)
Industry-wide plan for certain unionized employees..........      512      467
                                                              -------  -------
  Total pension cost........................................  $(2,848) $  (563)
                                                              =======  =======

                                                                  Year Ended
                                                                 September 30,
                                                                 --------------
Postretirement Benefits Other Than Pensions                       2000    1999
-------------------------------------------                      ------  ------
Discount rate assumptions.......................................   7.75%    7.5%
Components of net periodic benefit cost:
  Service cost.................................................. $  567  $  370
  Interest cost.................................................  2,644   2,642
  Recognized actuarial (gain)/loss..............................     66     229
  Amortization of net transition obligation (asset).............     --      65
                                                                 ------  ------
Net periodic benefit cost....................................... $3,277  $3,306
                                                                 ======  ======

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $22.0 million, $20.3 million, and $0.5 million, respectively, as of September 30, 2000 and $21.4 million, $19.1 million, and $0.6 million, respectively, as of September 30, 1999.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


  The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2000 was 9.0% for 2001. The rate was assumed to decrease gradually to 5.5% for 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                     1-Percentage 1-Percentage
                                                        Point        Point
                                                       Increase     Decrease
                                                     ------------ ------------
                                                     (In Thousands of Dollars)
Effect on total service and interest cost
 components.........................................    $  434      $  (356)
Effective on postretirement benefit obligation......     3,525       (2,966)

 401(k) Plans

  Substantially all of the employees may elect to defer up to 15% of their annual compensation in the Company sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amounts charged to expense for each of the periods presented for these plans were not significant.

 Employee Stock Purchase Plan

  The Company has an employee stock purchase plan and originally reserved 1.0 million shares of common stock. The plan provides substantially all year-round employees the option to purchase shares of common stock either through open market purchases at market value or directly from the Company at 85% of market value. The amounts charged to compensation expense for each of the periods presented for the discount on shares purchased under the latter alternative were not significant.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


11. SHAREHOLDERS' EQUITY

 Earnings per Share

  The following table presents information necessary to calculate basic and diluted earnings per share.

                                                 Year Ended September 30,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
                                             (In Thousands of Dollars, Except
                                                    per Share Amounts)
Earnings for basic and diluted computation:
  Income (loss) before extraordinary item..  $  (34,677) $  (18,124) $   (5,835)
                                             ==========  ==========  ==========
  Net income (loss)........................  $  (34,677)    (18,124) $   (7,834)
                                             ==========  ==========  ==========
Basic earnings per share:
  Weighted average shares outstanding......  32,293,759  31,712,602  24,177,762
                                             ==========  ==========  ==========
  Income (loss) per share before
   extraordinary item......................  $    (1.07) $    (0.57) $    (0.24)
                                             ==========  ==========  ==========
  Net income (loss) per share..............  $    (1.07) $    (0.57) $    (0.32)
                                             ==========  ==========  ==========
Diluted earnings per share:
  Weighted average shares outstanding......  32,293,759  31,712,602  24,177,762
  Incremental shares issuable from assumed
   exercise of stock options under the
   treasury stock method (1)...............          --          --          --
                                             ----------  ----------  ----------
  Weighed average shares outstanding--as
   adjusted................................  32,293,759  31,712,602  24,177,762
                                             ==========  ==========  ==========
  Income (loss) per share before
   extraordinary item......................  $    (1.07) $    (0.57) $    (0.24)
                                             ==========  ==========  ==========
  Net income (loss) per share..............  $    (1.07) $    (0.57) $    (0.32)
                                             ==========  ==========  ==========

--------
(1) Securities excluded from the computation of diluted EPS for the years ended September 30, 2000, 1999 and 1998, that could potentially dilute basic EPS in the future were options to purchase 1,028,000, 1,854,000 and 1,981,000 shares, respectively, to be issued under the Company's employee stock incentive plan and 3,000 shares for each fiscal year, to be issued under the nonemployee director stock option plan for fiscal years.

  The Company measures compensation cost of stock-based compensation using the intrinsic value method. The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting. For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 38% to 42%; risk-free interest rate of 5.49% to 7.06%; and expected lives of 7 to 10 years. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the unaudited pro forma amounts below (in thousands of dollars, except per share amounts):

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


                                                   Year Ended September 30,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Income (loss) before extraordinary item
  As reported..................................... $(34,677) $(18,124) $(5,835)
  Pro forma.......................................  (34,694)  (19,265)  (6,725)
Net income (loss)
  As reported.....................................  (34,677)  (18,124)  (7,834)
  Pro forma.......................................  (34,694)  (19,265)  (8,724)
Basic earnings per share:
Income (loss) before extraordinary item
  As reported..................................... $  (1.07) $  (0.57) $ (0.24)
  Pro forma.......................................    (1.07)    (0.61)   (0.28)
Net Income (loss)
  As reported..................................... $  (1.07) $  (0.57) $ (0.32)
  Pro forma.......................................    (1.07)    (0.61)   (0.36)

 Shareholder Rights Plan

  The Company has a shareholder rights plan. Rights under the plan, which are currently attached to the common stock, entitle the holder to purchase two three-hundredths of a share of a new series of Junior Participating Preferred Stock (204,833 in total as of September 30, 2000) at a price of $60 (subject to adjustment). The Rights are not exercisable until the earlier of ten days after the public announcement that a person or group has acquired 15% or more (25% or more for persons who were 10% shareholders on January 27, 1995) of the Company's outstanding common stock (an "Acquiring Person") or ten business days after the commencement of a tender offer to acquire such an interest. Under certain circumstances, the Rights, other than the Rights held by the Acquiring Person, will become exercisable for common stock of the Company (or an acquirer) with a market value equal to two times the exercise price of the Right. The Rights are redeemable, at 2/3 cents per Right, at any time prior to a person becoming an Acquiring Person. The Rights will expire on October 31, 2007.

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

 Stock Incentive Plan

  The Company has a stock incentive plan, and has reserved 2.2 million shares of common stock which are available for grant at September 30, 2000. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options have an exercise price equal to the fair market value of the shares of common stock at date of grant, become exercisable in annual increments for up to five years commencing one year after date of grant, and expire not more than ten years from date of grant.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


  Stock option activity in the plan was as follows:

                                                  Year Ended September 30,
                         -----------------------------------------------------------------------------
                                   2000                      1999                      1998
                         ------------------------- ------------------------- -------------------------
                                       Weighted                  Weighted                  Weighted
                                       Average                   Average                   Average
                                    Exercise Price            Exercise Price            Exercise Price
                          Options     per Share     Options     per Share     Options     per Share
                         ---------  -------------- ---------  -------------- ---------  --------------
Beginning Balance....... 1,854,135      $9.04      1,980,504      $9.63        582,895      $10.33
Granted.................    85,000       2.91        256,500       6.49      1,492,827        9.40
Expired or cancelled....  (911,448)      8.60       (293,644)     11.47        (80,049)      11.25
Exercised...............        --         --        (89,225)      6.44        (15,169)       7.60
                         ---------                 ---------                 ---------
Balance, September 30... 1,027,687       8.92      1,854,135       9.04      1,980,504        9.63
                         =========                 =========                 =========
Exercisable as of
 September 30...........   564,981       9.65        613,034       9.44        435,726       10.09
                         =========                 =========                 =========

  Options outstanding at September 30, 2000 consisted of the following:

                                                        Exercisable Options
                                           Weighted-  ------------------------
                             Weighted-      Average               Weighted-
   Range of                   Average      Remaining               Average
Exercise Prices  Number of Exercise Price Contractual Number of Exercise Price
   per Share      Options    per Share       Life      Options    per Share
---------------  --------- -------------- ----------- --------- --------------
  $2.81-$2.94      85,000      $2.91       9.3 years        --         --
  $6.00-$8.87     175,875       8.06       5.1 years   138,500      $8.33
 $9.12-$12.25     695,187       9.43       7.3 years   355,106       9.45
 $13.19-$15.50     71,625      13.22       5.9 years    71,375      13.21

 Nonemployee Director Stock Option Plan

  The Company has a director stock option plan and has reserved 30,000 shares of common stock for issuance. The plan provides for the automatic granting to each nonemployee director of options to purchase 1,500 shares of common stock at a price equal to 50% of the fair market value at date of grant. The options become exercisable upon the completion of three years of service as a director, and expire over a two-year period from the date first exercisable. Stock option activity in the plan was as follows:

                                       Year Ended September 30,
                         -----------------------------------------------------
                               2000              1999              1998
                         ----------------- ----------------- -----------------
                                   Price             Price             Price
                         Options per Share Options per Share Options per Share
                         ------- --------- ------- --------- ------- ---------
Beginning Balance.......  3,000    $6.61    3,000    $6.61    2,250    $7.56
Granted.................     --                --             1,500     5.38
Expired.................     --                --              (750)    7.00
Exercised...............     --                --                --
                          -----             -----             -----
Ending Balance..........  3,000     6.61    3,000     6.61    3,000     6.61
                          =====             =====             =====
Exercisable at Period
 End....................  1,500     7.84       --                --
                          =====             =====             =====

  Options outstanding at September 30, 2000 have a range of exercise prices of $5.38 to $7.84, and a weighted-average remaining contractual life of 1.6 years.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


 Nonemployee Director Compensation Plan

  The Company has a nonemployee director compensation plan which provides for the annual award of common stock to directors in lieu of their cash retainer. Shares of common stock awarded pursuant to this plan totaled 91,212 in fiscal 2000, 39,776 in fiscal 1999, and 17,287 in fiscal 1998.

12. REPORTABLE SEGMENTS

  The Company has identified two reportable segments: sugar and foodservice. The segments are strategic business units that offer different products to different customers. The segments are managed separately because each business requires different production technology and marketing strategies.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company evaluates performance based on operating income of the respective business units.

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

  Summarized financial information concerning the Company's reportable segments for the years ended September 30, 2000, 1999 and 1998 is shown in the following table. The "Corporate and Other" column includes corporate-related items and Imperial Securitization.

                                                      Corporate Reconciling
                                Sugar     Foodservice and Other Eliminations Consolidated
                              ----------  ----------- --------- ------------ ------------
                                              (In Thousands of Dollars)
As of and for the Year Ended
September 30, 2000
------------------
  Revenues from external
   customers..............    $1,429,242   $391,989                           $1,821,231
  Intersegment revenues...        98,026      7,298              $(105,324)           --
  Gross margin............        97,378     41,324                              138,702
  Depreciation and
   amortization...........        37,473     10,297    $4,209                     51,979
  Operating income........       (23,785)     2,421    (6,458)                   (27,822)
  Total assets............       747,337    250,802    95,551                  1,093,690
  Capital expenditures....        13,486      1,345     1,472                     16,303

                                                     Corporate Reconciling
                                Sugar    Foodservice and Other Eliminations Consolidated
                              ---------- ----------- --------- ------------ ------------
                                              (In Thousands of Dollars)
As of and for the Year Ended
September 30, 1999
------------------
  Revenues from external
   customers..............    $1,490,981  $397,649         --          --    $1,888,630
  Intersegment revenues...        92,493     7,234         --    $(99,727)           --
  Gross margin............       132,007    52,284         --          --       184,291
  Depreciation and
   amortization...........        38,849     9,782    $ 2,641          --        51,272
  Operating income........        35,661    14,037     (1,794)         --        47,904
  Total assets............       870,894   247,834    162,055          --     1,280,783
  Capital expenditures....        17,569     3,723      5,513          --        26,805

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


                                                     Corporate Reconciling
                                Sugar    Foodservice and Other Eliminations Consolidated
                              ---------- ----------- --------- ------------ ------------
                                              (In Thousands of Dollars)
As of and for the Year Ended
September 30, 1998
------------------
  Revenues from external
   customers..............    $1,529,189  $253,902        --           --    $1,783,091
  Intersegment revenues...        37,532     7,252        --     $(44,784)           --
  Gross margin............       146,931    21,408        --           --       168,339
  Depreciation and
   amortization...........        37,532     6,268    $1,955           --        45,755
  Operating income........        33,533     5,406        --           --        38,939
  Total assets............       968,312   116,642    94,846           --     1,179,800
  Capital expenditures....        35,489       872     6,058           --        42,419

  Reconciliation of operating income to net loss before income taxes, minority interest and extraordinary item (in thousands):

                                                  Year Ended September 30,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
Operating income................................. $(27,822) $ 47,904  $38,939
Interest expense--net............................  (56,656)  (59,071) (48,718)
Realized securities gains--net...................   35,874     4,697    2,181
Loss on partnership investment...................       --   (16,706)      --
Other income--net................................      954     1,598    6,386
                                                  --------  --------  -------
Loss before income taxes, minority interest and
 extraordinary item.............................. $(47,650) $(21,578) $(1,212)
                                                  ========  ========  =======

13. COMMITMENTS AND CONTINGENCIES

  The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

  The Company was obligated under $29.9 million in outstanding letters of credit at September 30, 2000.

  The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $6.2 million in fiscal 2000, $6.5 million in fiscal 1999, and $7.8 million in fiscal 1998.

  The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 2000 are summarized as follows (in thousands of dollars):

                                                                       Operating
   Fiscal Year Ending September 30,                                     Leases
   --------------------------------                                    ---------
     2001.............................................................   2,971
     2002.............................................................   1,899
     2003.............................................................   1,539
     2004.............................................................   1,135
     2005.............................................................     766
     Thereafter.......................................................   2,857

  The aggregate future minimum amount to be received under sub-leases was $1.9 million at September 30, 2000.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998


14. OTHER INCOME STATEMENT INFORMATION

  The Company ceased processing sugarbeets at the Tracy and Woodland, California facilities near the end of calendar 2000 following the completion of the fall production campaigns. These factories will continue to package and distribute refined sugar products with sugar supplied from the remaining two California beet factories and other Company processing facilities. In October 2000, the Company ceased cane sugar refining at its Clewiston, Florida refinery and concentrated production in the southeastern United States in its large Savannah, Georgia refinery. As a result, the Company recorded charges during the fourth quarter of fiscal 2000 totaling $27.5 million as summarized below (in thousands of dollars):

                                                                     Accrued
                                                        Amounts    Balance at
                                                        Paid in   September 30,
                                               Total  Fiscal 2000     2000
                                              ------- ----------- -------------
Accrual for cash charges:
  Severance for approximately 280 employees.. $ 3,203      --        $ 3,203
  Environmental costs........................   6,245      --          6,245
  Abandoned lease commitments and other cash
   costs.....................................   2,026      --          2,026
                                              -------                -------
    Subtotal cash charges....................  11,474                $11,474
                                              -------                =======
Noncash charges--asset impairment of:
  Property and equipment.....................  15,142
  Beet seed inventory........................     924
                                              -------
    Subtotal noncash charges.................  16,066
                                              -------
Total impairment and other charges........... $27,540
                                              =======

  Severance costs for employees at the affected production facilities was estimated based upon the positions eliminated and the Company's severance policy or collective bargaining agreements and does not include any portion of the employees' salary through their severance dates. No severance was paid through September 30, 2000; the Company estimates that all of the accrued severance will be paid during fiscal 2001 when the facilities cease production operations.

  The Company accrued $6.2 million related to expected environmental exit costs associated with the California and Florida facilities. The Company expects it will be required to incur costs to remediate certain production areas, including the removal or capping of certain former production settling ponds. The Company expects to spend approximately $1.0 million during fiscal 2001, with the remaining amounts estimated to be expended over a 3-year period.

  The Company recorded an asset impairment charge of $15.1 million to write down the book value of buildings and equipment which will no longer be used in the Company's sugar operations to the estimated value to be realized upon disposal. Additionally, the Company provided an allowance for the impairment of the book value of beet seed inventory varieties which were developed specifically for the Northern California growing region.

  The Company recorded $6.8 million of cost of sales resulting from balances between subsidiaries during the fourth quarter of 2000.

  In fiscal 1999, the Company recorded charges totaling $16.7 million to write-off its investment in Pacific Northwest Sugar Company, a partnership in which a subsidiary of the Company was a 43% limited partner. In connection with the restructuring of the partnership's debt, the Company transferred its limited partnership

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2000, 1999, and 1998

interest to an affiliate of the general partner. An agreement dated April 26, 1999 terminated the Company's involvement with the project and includes mutual releases among the parties. As a result of the agreement, the general partner became the sole owner of the partnership, which constructed, owns and operates a beet sugar processing facility in Moses Lake, Washington. The facility experienced substantial operating losses in its first year of operation; the Company's share of such losses on the equity accounting method totaled approximately $10.5 million and is included in the above-mentioned charge.

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

  In fiscal 1998, the Company ceased sugarbeet processing at its Hereford, Texas factory, and provided $1.0 million for the estimated cash closure costs, principally severance costs in connection with the layoff of approximately 60 employees. Substantially all such amounts were paid by September 30, 1999. The Company continues to operate a molasses desugarization plant at the Hereford facility by processing molasses from other beet sugar factories. The Company recorded a $12.5 million asset impairment loss to reduce the carrying value of the sugarbeet processing plant to its estimated fair value and to reduce the carrying value of the molasses desugarization plant to its fair value, which was based on the present value of the projected future cash flows.

  Interest income and dividends totaled $1.2 million for fiscal 2000, $1.7 million for fiscal 1999, and $2.7 million for fiscal 1998.

  The Company conducts all its operations through its consolidated subsidiaries, substantially all of whom fully and unconditionally guarantee the Company's Subordinated Debt. The Company does not publish separate financial statements for such guarantor subsidiaries because management has determined that such information is not material to investors. However, substantially all of its consolidated revenues and income are earned by and substantially all of its consolidated assets are owned by such guarantor subsidiaries.