Form 10-Q
period 2000-12-31
IMPERIAL SUGAR CO /NEW/
filed 2001-02-14
CIK 831327

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

For the quarterly period ended December 31, 2000

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

                           Yes [X]           No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2000.

                              32,412,368 shares.

================================================================================

                             IMPERIAL SUGAR COMPANY

                                     Index


                                                                     Page

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets                             3

             Consolidated Statements of Operations                   4

             Consolidated Statements of Cash Flows                   5

             Consolidated Statements of Changes in
             Shareholders' Equity                                    6

             Notes to Consolidated Financial Statements              7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          13

    Item 3.  Quantitative and Qualitative Disclosure
             About Market Risk                                      17


PART II - OTHER INFORMATION

    Item 3.  Defaults Upon Senior Securities                        17

    Item 5.  Other Information                                      17

    Item 6.  Exhibits and Reports on Form 8-K                       18

                             ______________________

     Statements regarding the Company's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, the Company's ability to sustain current operations during the pendency of the reorganization including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, synergies, sugarbeet acreage, future operating efficiencies, future governmental actions and the results of such actions, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify
forward-looking statements.   Such statements involve risks, uncertainties and
assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of weather and economic conditions, farm and trade policy, the ability of the Company to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                         PART I - FINANCIAL INFORMATION

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31, 2000    SEPTEMBER 30, 2000
                                                      (Unaudited)
                                                   ------------------   ------------------
                                                          (In Thousands of Dollars)
                      ASSETS
CURRENT ASSETS:
 Cash and temporary investments                           $    9,719            $    6,533
 Marketable securities                                         4,679                 4,612
 Accounts receivable - trade                                  52,172                63,378
 Inventories:
   Finished products                                         178,707                97,625
   Raw and in-process materials                               88,563                50,261
   Supplies                                                   38,307                39,585
                                                          ----------            ----------
    Total inventory                                          305,577               187,471
 Deferred costs and prepaid expenses                          50,130                48,251
                                                          ----------            ----------
    Total current assets                                     422,277               310,245

OTHER INVESTMENTS                                              5,069                 5,179

PROPERTY, PLANT AND EQUIPMENT - net                          350,292               357,681

GOODWILL & OTHER INTANGIBLES - net                           393,090               395,818

OTHER ASSETS                                                  23,953                24,767
                                                          ----------            ----------
    TOTAL                                                 $1,194,681            $1,093,690
                                                          ==========            ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                                 $  111,981            $  105,457
 Short-term borrowings                                         1,250                 1,671
 Current and deemed current maturities of
  long-term debt                                             540,357               436,350
 Deferred income taxes - net                                  23,559                16,285
 Other current liabilities                                   119,028               114,646
                                                          ----------            ----------
    Total current liabilities                                796,175               674,409

LONG-TERM DEBT - net of current maturities                         -                20,000

DEFERRED INCOME TAXES, EMPLOYEE BENEFITS
 AND OTHER LIABILITIES                                        79,191                80,680

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, without par value, issuable
  in series; 5,000,000 shares authorized,
  none issued                                                      -                     -
 Common stock, without par value;
  50,000,000 shares authorized                               310,487               310,452
 Treasury stock                                              (15,859)              (15,859)
 Retained earnings                                            13,207                23,514
 Accumulated other comprehensive income                       11,480                   494
                                                          ----------            ----------
    Total shareholders' equity                               319,315               318,601
                                                          ----------            ----------
     TOTAL                                                $1,194,681            $1,093,690
                                                          ==========            ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended
                                                         December 31,
                                                      ------------------
                                                        2000       1999
                                                      --------   -------
                                                   (In Thousands of Dollars,
                                                   Except per Share Amounts)

NET SALES                                             $428,462     $468,599
                                                    ----------  -----------
COSTS AND EXPENSES:
 Cost of sales                                         397,240      424,333
 Selling, general and administrative                    24,053       21,945
 Depreciation and amortization                          12,795       13,637
                                                    ----------  -----------
  Total                                                434,088      459,915
                                                    ----------  -----------
OPERATING INCOME (LOSS)                                 (5,626)       8,684

INTEREST EXPENSE                                       (11,954)     (14,302)

CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS             (3,209)           -

REALIZED SECURITIES GAINS                                    -       29,178

OTHER INCOME - net                                       2,309          456
                                                    ----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                      (18,480)      24,016

PROVISION (BENEFIT) FOR INCOME TAXES                    (5,821)      10,097
                                                    ----------  -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                   $(12,659)    $ 13,919

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF
  $1,266,000 OF INCOME TAX                               2,352            -
                                                    ----------  -----------
NET INCOME (LOSS)                                     $(10,307)    $ 13,919
                                                    ==========  ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
 OF COMMON STOCK:
  Income (loss) before cumulative effect of
   accounting change                                  $  (0.39)    $   0.43
  Cumulative effect of accounting change                  0.07            -
                                                    ----------  -----------
  Net income (loss)                                   $  (0.32)    $   0.43
                                                    ==========  ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                 32,400,445   32,208,384
                                                    ==========  ===========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                        Three Months Ended
                                                            December 31,
                                                       ---------------------
                                                          2000         1999
                                                       ---------    ---------
                                                      (In Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income (loss)                                      $ (10,307)   $  13,919
 Adjustments for non-cash and non-operating items:
  Cumulative effect of accounting change, net              (2,352)           -
  Recognition of deferred gains on hedge derivative
   instruments in net income                               (4,192)           -
  Unrealized loss on interest rate swaps                    3,209            -
  Cash settlements on derivative instruments                8,397            -
  Depreciation and amortization                            12,795       13,637
  Gain on sale of marketable securities                         -      (29,179)
  Other                                                      (221)         264
 Changes in operating assets and liabilities:
  Accounts receivables - trade                             11,206       26,554
  Inventories                                            (115,201)    (178,029)
  Deferred costs and prepaid expenses                      (1,470)      18,354
  Accounts payable - trade                                  6,524       68,630
  Other current liabilities                                13,448       (3,874)
                                                        ---------    ---------
Operating cash flow                                       (78,164)     (69,724)
                                                        ---------    ---------
INVESTING ACTIVITIES:
 Capital expenditures                                      (2,205)      (3,365)
 Proceeds from sales of securities                              -       49,858
 Other                                                        (61)         184
                                                        ---------    ---------
Investing cash flow                                        (2,266)      46,677
                                                        ---------    ---------
FINANCING ACTIVITIES:
 Short-term debt:
  Commodity Credit Corporation borrowings - advances            -       37,804
  Other - net                                                (421)        (497)
 Revolving credit borrowings - net                         85,300       25,500
 Repayment of long-term debt                               (1,293)     (33,064)
 Issuance of stock and other                                   30           34
                                                        ---------    ---------
Financing cash flow                                        83,616       29,777
                                                        ---------    ---------
INCREASE IN CASH AND TEMPORARY INVESTMENTS                  3,186        6,730

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD         6,533        7,925
                                                        ---------    ---------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD           $   9,719    $  14,655
                                                        =========    =========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Three Months Ended December 31, 2000
                                  (UNAUDITED)

                                                                                                      Accumulated
                                                                                                  Other Comprehensive
                                                                                                      Income(Loss)
                                                                                              -------------------------
                                                                                                           Unrecognized
                                 Shares of Common Stock        Common Stock                                  Net Gain
                                ------------------------   --------------------               Unrealized     on Hedge
                                              Treasury                Treasury    Retained    Securities    Derivative
                                  Issued        Stock       Issued      Stock     Earnings      Gains       Instruments      Total
                                ----------   -----------   --------   ---------   ---------   ----------   -------------   ---------
                                                                                     (In Thousands of Dollars)
                                                           -------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2000      30,725,284   (1,345,819)   $310,452   $(15,859)   $ 23,514          $494        $     0    $318,601
Comprehensive Income:
Cumulative effect of
 accounting change,
 net of $4,151,000 of
 income tax                              -            -           -          -           -             -          7,707       7,707
Net income (loss)                        -            -           -          -     (10,307)            -              -     (10,307)
Change in unrealized
 securities gains,
 net of $19,000 of
 income tax                              -            -           -          -           -            35              -          35
Change in derivative fair
 value, net of $3,214,000 of
 income tax                              -            -           -          -           -             -          5,969       5,969
Recognition of deferred gains
 in net income, net of
 $1,467,000 of income tax                -            -           -          -           -             -         (2,725)     (2,725)
                                                                                                                           --------
Total Comprehensive Income               -            -           -          -           -             -              -         679
Employee stock purchase plan        32,903            -          35          -           -             -              -          35
                                ----------   ----------    --------   --------    --------    ----------   ------------    --------
BALANCE DECEMBER 31, 2000       30,758,187   (1,345,819)   $310,487   $(15,859)   $ 13,207    $      529        $10,951    $319,315
                                ==========   ==========    ========   ========    ========    ==========   ============    ========

                See notes to consolidated financial statements.

                             IMPERIAL SUGAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

1.  ACCOUNTING POLICIES

 Basis of Presentation and Management Plans

     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

     On January 16, 2001, the Company and substantially all of its subsidiaries filed a petition for relief under chapter 11 of the U.S. Bankruptcy Code in the District of Delaware (the "Bankruptcy Court"). The Company is managing its business as debtor-in-possession subject to Bankruptcy Court approval for certain actions the Company takes.

     The accompanying unaudited condensed consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing, such realization of assets and satisfaction of liabilities is subject to uncertainty. Further, implementation of a plan of reorganization could materially change the amounts reported in the consolidated financial statements. These financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of implementing a plan of reorganization. Additionally, the Company has contracted a substantial portion of industrial sugar sales for fiscal 2001 at historically low prices, and raw sugar prices have not declined as much as refined sugar prices. As a result, margins on the sale of refined sugar have narrowed, and the Company may incur significant losses and negative cash flows from operations for the year ending September 30, 2001. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, the ability to comply with debtor-in-possession financing agreements, the ability to generate sufficient cash from operations and financing sources to meet obligations and ultimately, its return to future profitable operations. Additionally, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required if the Company were to be liquidated. Substantially all of the Company's pre-petition liabilities are subject to compromise under reorganization proceedings.

     Prior to the Company's filing for bankruptcy protection, the Company was in default of certain financial covenants of its Amended and Restated Credit Agreement (the "Senior Credit Agreement") and did not make its scheduled $12.1 million interest payment due on December 15, 2000 on its 9 3/4% Senior Subordinated Notes due 2007 (the "Subordinated Debt"). In addition, the Company's industrial revenue bonds include accelerated payment provisions.
Those liabilities and obligations have been classified as current liabilities in the accompanying consolidated financial statements (see Note 3).

     On January 16, 2001, the Company entered into an $85.0 million debtor-in-possession financing agreement (the "DIP Facility") with existing lenders, of which up to $50.0 million is available after March 31, 2001, to provide a source of liquidity during the reorganization. In certain circumstances, availability under the DIP Facility will replace amounts repaid on the pre-petition revolving credit facility. The DIP Facility matures on the earlier of August 31, 2001, or when a plan of reorganization becomes effective. The daily interest rates on borrowings under the DIP Facility are at the prime rate plus 2.5%.

     The Company and most of its subsidiaries are subject to negative covenants contained in the DIP Facility that restrict, with certain exceptions:

     . the incurrence of additional debt after the petition date; . investments, loans and advances;
     .  liens;
     .  the sale of assets;
     .  sales and leasebacks;
     .  changes in fiscal periods;
     .  negative pledge clauses;
     .  subsidiary distributions;
     .  changes of lines of business;
     .  executory contracts;
     .  dividends;
     .  capital expenditures; and
     .  transactions with affiliates.

     The DIP Facility also requires the Company to maintain compliance with certain specified financial covenants, including a minimum interest coverage ratio, a minimum current ratio, a minimum level of net worth and a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA").

     In addition, the Company has agreed with existing lenders on the terms of a commitment to provide $307.0 million of secured financing when a plan of reorganization becomes effective ("Exit Financing") of which $157.3 million will be available for revolving credit purposes and the remainder for term loans that existed at filing. The Company's $110.0 million revolving receivables purchase facility has been approved by the court on an interim basis and is expected to continue through the pendency of the reorganization.

 Accounting Change

  The Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, on October 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect on net income of an accounting change, net of tax, of approximately $2.4 million to recognize the fair value of the Company's interest rate swaps which are not eligible for hedge accounting. The Company also recorded a net of tax cumulative effect on accumulated other comprehensive income ("OCI") of $7.7 million to record the deferred gains and losses on all derivatives that are designated as cash-flow hedging instruments.

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

 Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended, which summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

 Reclassifications

     Certain amounts in the prior year have been reclassified to be consistent with the fiscal 2001 presentation.

2.  DERIVATIVE INSTRUMENTS

     The Company uses derivative instruments to manage exposures to changes in raw sugar prices, natural gas prices and interest rates. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

 Raw Sugar

     The Company's risk management policy is to manage the forward pricing of purchases of raw sugar in relation to its forward refined sugar sales, to reduce price risk. The Company attempts to meet this objective by entering into fixed price supply agreements, futures contracts and options contracts to reduce its exposure. The Company has designated its futures contracts and options contracts as cash flow hedging instruments. Such financial instruments are used to manage the Company's exposure to variability in future cash flows attributable to the purchase price of raw sugar. The change in the fair value of the futures contracts and options contracts are included as a component of OCI.

     The Company collects or pays cash based upon the change in the market value of open futures positions on a daily basis; accordingly, the market value of the raw sugar futures contracts is zero in the consolidated balance sheet at December 31, 2000.

     The changes in the fair value of the futures contracts and options contracts are matched to inventory purchases by period, and are recognized in
earnings as such inventory is sold.   The Company expects to recognize in
earnings through December 31, 2001, approximately $2.0 million, net of tax, of existing net gains presently deferred in OCI.

     The pricing mechanisms of the futures contracts and the respective forecasted raw sugar purchase transactions are the same. As a result, there is no hedge ineffectiveness to be reflected in earnings. The Company excludes the change in the time value of the options contracts from its assessment of hedge
effectiveness.   Accordingly, the Company recorded a loss of $0.2 million in cost of sales as the change in the time value of options for the three months ending December 31, 2000.

     The Company has hedged some of its exposure to raw sugar price risk movement through March 30, 2002.

     Certain options contracts not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability of price risk for raw sugar. The change in the fair value of such instruments is recognized currently in earnings.

 Natural Gas

     The Company uses fixed price physical delivery contracts and futures contracts to help manage its costs of natural gas. The Company has designated as cash flow hedge instruments certain natural gas futures contracts matched against variable price forecasted gas purchases. The change in the fair value of such natural gas futures contracts is included as a component of OCI.

     The Company also has natural gas futures contracts that cannot be designated as cash flow hedge instruments because the aggregate notional value of its natural gas futures contracts exceeds the Company's forecasted natural gas requirements in the relevant periods. Such contracts are derivatives and any change in the fair value of the instruments is recorded as gain or loss in the period of the change.

     The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, the market value of the natural gas futures contracts is zero in the consolidated balance sheet at December 31, 2000.

     The changes in the fair value of the futures contracts are matched to forecasted natural gas purchases and will be recognized in earnings in the period of the purchase. The Company expects to recognize in earnings through December 31, 2001, approximately $7.7 million, net of tax, of existing net gains presently deferred in OCI.

     For the three months ended December 31, 2000, the Company recognized $2.0 million in gains recorded in cost of sales, which represented the ineffectiveness of the natural gas cash flow hedging activity.

     The Company has hedged some of its exposure to natural gas price risk movement through September 30, 2003.

 Interest Rates

     The Company has material amounts of debt with interest rates that float with market rates, exposing the Company to interest rate risk. The Company's policy is to reduce interest rate risk on its variable rate debt by entering into interest rate swap agreements for a portion of such floating rate debt. Since the Company has the ability to change the interest rate index of the debt, the interest rate swap agreements are not designated as hedging instruments under SFAS 133. Therefore, changes in the fair value of the interest rate swaps are recognized in earnings. For the three months ending December 31, 2000, the fair value of the swaps decreased by approximately $3.2 million.

     No cash flow hedges were discontinued for any of the Company's hedging activities for the three months ended December 31, 2000.

3.  LONG-TERM DEBT

     Long-term debt was as follows (in thousands of dollars):

                                                 December 31,   September 30,
                                                     2000            2000
                                                 ------------   -------------
          Senior Credit Agreement:
              Revolving credit facility            $115,300        $ 30,000
              Term loans                            149,632         150,769
          Subordinated Debt                         250,000         250,000
          Industrial revenue bonds                   25,100          25,100
          Other                                         325             481
                                                   --------        --------
              Total long-term debt                  540,357         456,350
          Less current and deemed current
             maturities                             540,357         436,350
                                                   --------        --------
          Long-term debt, net                      $      -        $ 20,000
                                                   ========        ========

     See Footnote 1 for discussion of the Company filing for protection under chapter 11 of the U.S. Bankruptcy Code.

4.  EARNINGS PER SHARE

     The following table presents information necessary to calculate basic and diluted earnings per share.

                                           Three Months Ended December 31,
                                            2000               1999
                                    --------------------   -------------------
                                                Average              Average
                                     (Loss)      Shares    Income     Shares
                                    --------   ----------  -------  ----------
 Basic                              $(10,307)  32,400,445  $13,919  32,208,384
 Effect of incremental shares
  issuable from assumed exercise
  of stock options under the
  treasury stock method(1):
   None
                                    --------   ----------  -------  ----------
 Diluted                            $(10,307)  32,400,445  $13,919  32,208,384
                                    ========   ==========  =======  ==========
----------
(1) Securities excluded from the computation of diluted EPS for the three months ending December 31, 2000 and 1999 that could potentially dilute basic EPS in the future were options to purchase 1,006,000 and 1,763,000 shares, respectively, to be issued under the Company's employee stock incentive plan and 2,250 and 3,000 shares, respectively, to be issued under the nonemployee director stock option plan.

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

    Summarized financial information concerning the Company's reportable segments for the three months ended December 31, 2000 and 1999, is shown in the following table. The "Corporate and Other" column includes corporate-related items and securitization activities.

                                                                 CORPORATE
                                                       FOOD         AND        RECONCILING
                                           SUGAR      SERVICE      OTHER      ELIMINATIONS    CONSOLIDATED
                                         ---------   ---------   ----------   -------------   -------------
                                                               (THOUSANDS OF DOLLARS)
For  the Three Months Ending
December 31, 2000
----------------------------
 Revenues from external customers        $330,287    $ 98,175            -               -        $428,462
 Intersegment revenues                     22,704       1,945            -        $(24,649)              -
 Gross margin                              18,403      12,819            -               -          31,222
 Operating income                          (6,261)      2,263      $(1,628)              -          (5,626)

For  the Three Months Ending
December 31, 1999
-----------------------------
 Revenues from external customers        $366,501    $102,098            -               -        $468,599
 Intersegment revenues                     26,200       1,879            -        $(28,079)              -
 Gross margin                              32,989      11,277            -               -          44,266
 Operating income                           8,759       1,571      $(1,646)              -           8,684

Reconciliation of Operating Income to Net Income before income taxes (in thousands):

                                               THREE MONTHS ENDED DECEMBER 31,
                                                     2000         1999
                                                   --------    ---------

  Operating income (loss)                          $ (5,626)    $  8,684
  Interest expense                                  (11,954)     (14,302)
  Change in fair value of interest rate swaps         (3,209)          -
  Securities gains                                                 29,178
  Other income (expense)                               2,309          456
                                                   ---------    ---------
  Income (loss) before income taxes                $ (18,480)   $  24,016
                                                   =========    =========

6.  GUARANTOR SUBSIDIARIES

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

7.  OTHER CHARGES

   The Company ceased processing sugarbeets at the Tracy and Woodland, California facilities near the end of calendar 2000 following the completion of the fall production campaigns. These factories will continue to package and distribute refined sugar products with sugar supplied from the remaining two California beet factories and other Company processing facilities. In October 2000, the Company ceased cane sugar refining at its Clewiston, Florida refinery and concentrated production in the southeastern United States in its large Savannah, Georgia refinery. As a result, the Company accrued for certain future cash charges during fiscal 2000 as summarized below (in thousands of dollars):


                                                                              Accrued
                                                                Amounts      Balance at
                                                     Total      Paid in     December 31,
                                                    Charge    Fiscal 2001       2000
                                                    -------   -----------   ------------
  Accrual for cash charges:
     Severance for approximately 280 employees      $ 3,203          $196        $ 3,007
     Environmental costs                              6,245             -          6,245
     Abandoned lease commitments and other
      cash costs                                      2,026             -          2,026
                                                    -------          ----        -------
       Total                                        $11,474          $196        $11,278
                                                    =======          ====        =======

  Severance costs for employees at the affected production facilities was estimated based upon the positions eliminated and the Company's severance policy or collective bargaining agreements and does not include any portion of the employees' salary through their severance dates. The Company estimates that all of the accrued severance will be paid during fiscal 2001.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

     On January 16, 2001, the Company and substantially all of its subsidiaries filed a petition for relief under chapter 11 of the U.S. Bankruptcy Code in the District of Delaware (the "Bankruptcy Court"). The Company's proposed plan of reorganization (the "Proposed Plan") has been pre-negotiated by the Company with the lenders under its Senior Credit Agreement and an ad hoc committee representing a majority in amount of its Subordinated Debt. The reorganization proceeding is expected to be completed within the Company's fiscal year ending September 30, 2001. The Company is managing its business as debtor-in-possession subject to Bankruptcy Court approval for certain actions the Company takes.

     As of the petition date, actions to collect pre-petition indebtedness are stayed, and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders, which is subject to approval by the Bankruptcy Court.

     Substantially all of the Company's liabilities are subject to compromise under reorganization proceedings. Prior to the Company's filing for protection under chapter 11 of the U.S. Bankruptcy Code, the Company was in default with certain financial covenants of its Senior Credit Agreement, and did not make its scheduled $12.1 million interest payment due on December 15, 2000 on the Subordinated Debt. In addition, the Company's industrial revenue bonds include accelerated payment provisions. Those liabilities have been classified as current liabilities in the accompanying consolidated financial statements.

     The Proposed Plan provides that, upon consummation, current holders of the Subordinated Debt and certain other unsecured creditors will receive 98.0% of the common equity in a restructured entity. Current holders of the common equity of the Company will receive 2.0% of the common equity in the restructured entity and 7-year warrants to purchase an additional 10.0% of the restructured entity on a fully-diluted basis. These ownership percentages exclude shares issuable upon the exercise of options to be granted in connection with the Company's long-term management incentive plan.

     On January 16, 2001, the Company entered into an $85.0 million debtor-in-possession financing agreement (the "DIP Facility") with existing lenders. The Company can borrow up to $50 million under the DIP Facility to the extent the amount would have been available on the pre-petition revolving credit facility to provide a source of liquidity during the reorganization. Of the total facility, $35 million is available through March 31, 2001 over and above the amounts that were available under its pre-petition revolving credit agreement. The Company's sugar production operations require substantial seasonal working capital. This seasonal requirement generally peaks during the Company's second fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers will be made. The DIP Facility matures on the earlier of August 31, 2001 or when a plan of reorganization becomes effective. The daily interest rates on borrowings under the DIP Facility are at the prime rate plus 2.5%. On February 9, 2001, unused available borrowing capacity under the DIP Facility was $67.5 million. The Company believes that the DIP Facility will provide adequate financing to meet the Company's working capital and operational needs during the reorganization.

     The Company and most of its subsidiaries are subject to negative covenants contained in the DIP Facility that restrict, with certain exceptions:

     . the incurrence of additional debt after the petition date;
     . investments, loans and advances;
     . liens;
     . the sale of assets;
     . sales and leasebacks;
     . changes in fiscal periods;
     . negative Pledge Clauses;
     . subsidiary distributions;
     . changes of lines of business;
     . executory contracts;
     . dividends;
     . capital expenditures; and
     . transactions with affiliates.

     The DIP Facility also requires the Company to maintain compliance with certain specified financial covenants, including a minimum interest coverage ratio, a minimum current ratio, a minimum level of net worth and a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA").

  In addition, the Company has agreed with existing lenders on the terms of a commitment to provide approximately $307.0 million of Exit Financing, of which $157.3 million will be available for revolving credit purposes and the remainder for term loans that existed at the time of filing for bankruptcy. The Exit Financing will be used to retire borrowings under the Company's existing Senior Credit Agreement. Prior to January 1, 2001, interest on borrowings under the Senior Credit Agreement was at a Eurodollar rate plus a margin ranging from 3% to 4%. Effective January 1, 2001, interest rates are based upon the prime rate plus a margin ranging from 2% to 3%. The Company entered into interest rate swap agreements with major financial institutions to effectively fix the interest rate on $213.1 million of the amounts outstanding under the Senior Credit Agreement at a weighted average annual rate of 9.24% as of December 31, 2000. Interest rate swap agreements with a notional amount totaling $90 million were cancelled subsequent to December 31, 2000.

     The Company's $110.0 million revolving receivables purchase facility (the "Securitization Facility") has been approved by the Court on an interim basis and is expected to continue through the pendency of the reorganization. The Company believes it can replace the Securitization Facility with other financing upon consummation of the Proposed Plan. The Securitization Facility allows the Company to sell certain accounts receivables on a non-recourse basis. Prior to January 16, 2001, receivables were sold under the agreement at discount rates based on a commercial paper rate plus a margin of 0.7%. Effective January 16, 2001, discount rates are based on the prime rate plus a margin of 2%. At December 31, 2000, the Company had sold $74.9 million of accounts receivable under the Securitization Facility.

     The Company's ability to meet its ongoing liquidity and capital requirements is dependent upon, among other things, confirmation of a plan of reorganization, the ability to comply with debtor-in-possession agreements, the ability to generate sufficient cash from operations and financing sources to meet obligations and, ultimately, its return to future profitable operations.

     The Company's capital expenditures for fiscal 2001 are expected to approximate $15 million, primarily for environmental, safety and production replacement projects.

Results of Operations

     Net sales decreased $40.1 million, or 8.6%, for the three months ending December 31, 2000 compared to 1999 primarily due to lower sales prices for refined sugar, as well as a slight decline in refined sugar volumes. Such decreases, which effected both the sugar and foodservice segment, were partially offset by higher nonsugar prices in the foodservice segment.

     Cost of sales for the three months ending December 31, 2000 decreased $27.1 million or 6.4%, resulting in a decrease in gross margin as a percent of sales from 9.4% for the three months ending December 31, 1999 to 7.3% for the three months ending December 31, 2000. By segment, sugar gross margin as a percent of sales decreased from 9.0% to 5.6% and foodservice gross margin as a percent of sales increased from 11.0% to 13.1%. The increase in gross margin for the foodservice segment was primarily due to higher nonsugar sales prices and a
decrease in raw sugar costs.   The decrease in gross margin for the sugar
segment is primarily due to higher energy and other manufacturing costs, as well as significantly lower sales prices for refined sugar, which more than offset the benefits from lower raw sugar costs. Higher energy costs accounted for approximately three-quarters of the decline in the sugar segment gross margin percentage. The decline in refined sugar prices reduced margins significantly in the Company's sugarbeet processing operations, where the Company shares in the net revenues from refined sugar with the growers. The effect on the California sugar beet factories of extended campaign operations resulting from a large, but low quality sugarbeet crop, also increased manufacturing costs. Additionally, the California operations experienced interruptions in processing as a result of rain delays and one factory was temporarily shut down a number of days due to high energy costs.

  An oversupplied domestic sugar market in fiscal 2000 resulted in historically low refined sugar prices. Certain actions in late fiscal 2000, including a government sugar purchase, a payment-in-kind program and the forfeitures of sugar under loan to the Commodity Credit Corporation, helped reduce the anticipated supply of sugar in fiscal 2001, which resulted in some increase in industrial market prices beginning in mid-October 2000. Raw sugar prices also increased during the quarter, rising faster than refined sugar prices. A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and extend for up to one year. Additionally, the Company prices a portion of its raw sugar purchases in advance of the time of delivery either through pricing provisions of its raw sugar contracts or through hedging transactions in the raw sugar futures market. As a result, the Company's realized sales prices, as well as its realized raw sugar costs, lagged market price changes for the three months ending December 31, 2000. The Company contracted a significant portion of industrial sugar sales for fiscal 2001 prior to the increase in prices, consequently the Company did not realize the entire impact of the price increase during the quarter ended December 31, 2000 and its margins were lower. The Company expects that its margins will continue to be lower for fiscal 2001, which may cause the Company to incur significant losses and negative cash flows from operations.

     Selling, general and administrative costs increased $2.1 million or 9.6% for the three months ending December 31, 2000 compared to 1999, primarily due to $3.2 million of costs incurred relating to the Company filing a petition for relief under chapter 11 of the U.S. Bankruptcy Code.

     Interest expense decreased $2.3 million for the three months ending December 31, 2000 compared to 1999 primarily due to lower overall borrowing levels resulting from the sale of marketable securities and lower inventory levels. The DIP Facility and the amended Securitization Facility provide for increases in interest rate basis during the bankruptcy period. Accordingly, interest cost in the future may be higher.

     The Company adopted SFAS 133 on October 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect of an accounting change, net of tax, to net income of approximately $2.4 million to recognize the fair value of the Company's interest rate swaps which are not eligible for hedge accounting under SFAS 133. The fair value of the interest rate swaps declined $3.2 million for the three months ending December 31, 2000, which is recognized on the income statement as "Change in fair value of interest rate swaps".

     The realized securities gains of $29.2 million, before tax, included in the prior year's results were due to the sale of the majority of the Company's marketable securities portfolio.

  Other Income increased $1.9 million for the three months ending December 31, 2000 compared to 1999 primarily due to the Company selling certain emissions reduction credits from nonoperating facilities in California.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company uses raw sugar futures and options in its inventory purchasing programs and natural gas futures to hedge natural gas used in its manufacturing costs.

  The information in the table below presents the Company's domestic raw sugar futures positions outstanding as of December 31, 2000. The Company's world sugar positions are not material to its consolidated financial position, results of operations or cash flows.

                                                        Expected Maturity
                                                 ------------------------------
                                                 Fiscal 2001        Fiscal 2002
                                                 -----------        -----------
Domestic Raw Sugar                                      (net long positions)
------------------
 Futures Contracts:
 Contract Volumes (cwt.)                               816,480         21,280
 Weighted Average Contract Price (per cwt.)        $     18.84       $  18.83
 Contract Amount                                   $15,383,000       $401,000
 Weighted Average Fair Value (per cwt.)            $     20.51       $  20.83
 Fair Value                                        $16,749,000       $443,000

   The above information does not include either the Company's physical inventory or its fixed price purchase commitments for raw sugar.

   The information in the table below presents the Company's natural gas futures positions outstanding as of December 31, 2000.

                                                           Expected Maturity
                                         ---------------------------------------------------
                                         Fiscal 2001          Fiscal 2002        Fiscal 2003
                                         -----------          -----------        -----------
Natural Gas                                              (net long positions)
------------
 Futures Contracts:
 Contract Volumes (mmbtu)                     4,010,000             2,800,000        600,000
 Weighted Average Contract Price
  (per mmbtu)                               $      4.21           $      3.70     $     3.34
 Contract Amount                            $16,898,000           $10,347,000     $2,003,000
 Weighted Average Fair Value
  (per mmbtu)                               $      6.07           $      4.86     $     3.97
 Fair Value                                 $24,346,000           $13,609,000     $2,383,000

   The Company's position in derivative financial instruments and other derivative instruments has not changed materially since September 30, 2000.

PART II - OTHER INFORMATION

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   Prior to the Company's filing for protection under chapter 11 of the U.S. Bankruptcy Code on January 16, 2001, the Company was in default with certain financial covenants of its Senior Credit Agreement, and did not make its scheduled $12.1 million interest payment due on December 15, 2000 on its Subordinated Debt.

Item 5. OTHER INFORMATION

   On December 14, 2000, the American Stock Exchange ("AMEX") informed the Company that the trading of the Company's common stock was being suspended. On February 7, 2001, the Company received notice from AMEX that it had filed an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on AMEX as the Company no longer met AMEX's guidelines for continued listing. The Company has notified AMEX that it will not object to the delisting of its common stock.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  None

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

(b)  Reports on Form 8-K

               The Company filed a current report under Item 5 on Form 8-K dated
            December 13, 2000, related to an interim waiver of the non-compliance with certain debt covenants and the Company's decision not to pay the interest due on December 15, 2000 on the Subordinated Debt. The Company also reported that on December 14, 2000, the AMEX informed the Company that the trading of the Company's stock was suspended.

               The Company filed a current report under Item 5 on Form 8-K dated
            January 8, 2001, related to the extension of the interim waiver agreement extending the effective date to January 14, 2001.

               The Company filed a current report under Item 3 on Form 8-K dated
            January 16, 2001, related to the Company's filing a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code in the District of Delaware, as well as entering into an $85 million debtor-in-possession credit agreement.

               The Company filed a current report under Item 5 on Form 8-K dated
            January 23, 2001, related to the Company obtaining approval from the United States Bankruptcy Court in Delaware regarding various motions filed in connection with its chapter 11 bankruptcy petition.

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 IMPERIAL SUGAR COMPANY
                                     (Registrant)


Dated:  February 14, 2001        By:  /s/ Mark Q. Huggins
                                     -------------------------
                                     Mark Q. Huggins
                                     Managing Director and
                                     Chief Financial Officer
                                     (Principal Financial Officer)