Form 10-Q
period 2001-03-31
IMPERIAL SUGAR CO /NEW/
filed 2001-05-15
CIK 831327

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

For the quarterly period ended March 31, 2001

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

                           Yes [X]           No [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2001.

                              32,412,368 shares.

================================================================================

                             IMPERIAL SUGAR COMPANY


                                     Index

                                                                            Page
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets...................................     3

            Consolidated Statements of Operations.........................     4

            Consolidated Statements of Cash Flow..........................     5

            Consolidated Statements of Changes in Shareholders' Equity....     6

            Notes to Consolidated Financial Statements....................     7

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................    17

    Item 3. Quantitative and Qualitative Disclosure About Market Risk.....    21

PART II - OTHER INFORMATION

    Item 3. Defaults Upon Senior Securities...............................    22

    Item 5. Other Information.............................................    22

    Item 6. Exhibits and Reports on Form 8-K..............................    23

                              ___________________

    Statements regarding the Company's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, the Company's ability to sustain current operations during the pendency of the reorganization, including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, synergies, sugarbeet acreage, future operating efficiencies, future governmental actions and the results of such actions, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of weather and economic conditions, farm and trade policy, the ability of the Company to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 2001             SEPTEMBER 30, 2000
                                                            ---------------            ------------------
                                                              (Unaudited)
                                                                     (In Thousands of Dollars)
                       ASSETS
CURRENT ASSETS:
  Cash and temporary investments.........................       $    7,076                 $    6,533
  Marketable securities..................................            4,459                      4,612
  Accounts receivable - trade............................           66,335                     63,378
  Inventories:
   Finished products.....................................          161,676                     97,625
   Raw and in-process materials..........................           35,858                     50,261
   Supplies..............................................           36,800                     39,585
                                                                ----------                 ----------
     Total inventory.....................................          234,334                    187,471
  Deferred costs and prepaid expenses....................           27,783                     48,251
                                                                ----------                 ----------
     Total current assets................................          339,987                    310,245

PROPERTY, PLANT AND EQUIPMENT - net......................          342,570                    357,681
GOODWILL & OTHER INTANGIBLES - net.......................          390,363                    395,818
OTHER ASSETS.............................................           28,286                     29,946
                                                                ----------                 ----------
     TOTAL...............................................       $1,101,206                 $1,093,690
                                                                ==========                 ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade...............................       $   33,732                 $  105,457
  Short-term borrowings..................................                -                      1,671
  Current and deemed current maturities of
   long-term debt........................................                -                    436,350
  Deferred income taxes - net............................                -                     16,285
  Debtor-in-possession credit facility...................            5,900                          -
  Other current liabilities..............................           45,198                    114,646
                                                                ----------                 ----------
     Total current liabilities...........................           84,830                    674,409

LONG TERM DEBT - net of current maturities...............                -                     20,000
DEFERRED INCOME TAXES....................................           20,402                      1,117
DEFERRED EMPLOYEE BENEFITS...............................                -                     79,563

LIABILITIES SUBJECT TO COMPROMISE UNDER
  REORGANIZATION PROCEEDINGS:
  Secured debt...........................................          215,382                          -
  Unsecured debt.........................................          275,583                          -
  Unsecured trade and other liabilities..................          208,056                          -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY.....................................
  Preferred stock, without par value,
   issuable in series; 5,000,000 shares
   authorized, none issued...............................                -                          -
  Common stock, without par value;
   50,000,000 shares authorized..........................          310,487                    310,452
  Treasury stock.........................................          (15,859)                   (15,859)
  Retained earnings (deficit)............................           (1,969)                    23,514
  Accumulated other comprehensive income.................            4,294                        494
                                                                ----------                 ----------
     Total shareholders' equity..........................          296,953                    318,601
                                                                ----------                 ----------
     TOTAL...............................................       $1,101,206                 $1,093,690
                                                                ==========                 ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three Months Ended             Six Months Ended
                                                                  March 31,                     March 31,
                                                         ---------------------------   ---------------------------
                                                             2001           2000           2001           2000
                                                         -----------    -----------    -----------    -----------
                                                            (In Thousands of Dollars, Except per Share Amounts)

NET SALES.............................................   $   372,586    $   429,165    $   801,048    $   897,764
                                                         -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
  Cost of sales.......................................       349,862        392,615        747,102        816,948
  Selling, general and administrative.................        18,904         22,059         42,957         44,004
  Depreciation and amortization.......................        12,550         14,030         25,345         27,667
                                                         -----------    -----------    -----------    -----------
   Total..............................................       381,316        428,704        815,404        888,619
                                                         -----------    -----------    -----------    -----------
OPERATING INCOME (LOSS)...............................        (8,730)           461        (14,356)         9,145

INTEREST EXPENSE (Contractual interest
  expense: $14,371,000 and $14,113,000
  for the three months ended and
  $26,325,000 and $28,415,000 for the
  six months ended March 31, 2001 and
  2000, respectively).................................        (9,293)       (14,113)       (21,247)       (28,415)

REORGANIZATION COSTS..................................        (3,535)             -         (3,535)             -

REALIZED SECURITIES GAINS.............................             -          6,696              -         35,874

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS..........................................        (3,981)             -         (7,190)             -

OTHER INCOME - net....................................         2,971            362          5,280            818
                                                         -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES.....................       (22,568)        (6,594)       (41,048)        17,422

PROVISION (BENEFIT) FOR INCOME TAXES..................        (7,392)        (1,566)       (13,213)         8,531
                                                         -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE................................       (15,176)        (5,028)       (27,835)         8,891

CUMMULATIVE EFFECT OF ACCOUNTING CHANGE -
  NET OF $1,266,000 OF INCOME TAX.....................             -              -          2,352              -
                                                         -----------    -----------    -----------    -----------
NET INCOME (LOSS).....................................   $   (15,176)   $    (5,028)   $   (25,483)   $     8,891
                                                         ===========    ===========    ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER
  SHARE OF COMMON STOCK:
   Income (loss) before cumulative
     effect of accounting change......................        $(0.47)        $(0.16)   $     (0.86)         $0.28
   Cumulative effect of accounting
     change...........................................             -              -           0.07              -
                                                         -----------    -----------    -----------    -----------
   Net income (loss)..................................        $(0.47)        $(0.16)   $     (0.79)         $0.28
                                                         ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING...................    32,412,368     32,276,200     32,406,341     32,242,106
                                                         ===========    ===========    ===========    ===========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                Six Months Ended
                                                                   March 31,
                                                              --------------------
                                                                  2001        2000
                                                              --------    --------
                                                            (In Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income (loss)........................................    $(25,483)   $  8,891
 Adjustments for non-cash and non-operating items:
  Cumulative effect of accounting change, net.............      (2,352)          -
  Recognition of deferred gains on hedge derivative
   instruments in net income..............................      (7,966)          -
  Change in fair value of interest rate swaps.............       5,699           -
  Cash settlements on derivative instruments - net........       2,104           -
  Depreciation and amortization...........................      25,345      27,667
  Gain on sales of marketable securities..................           -     (35,874)
  Gain on sales of fixed assets...........................        (738)          -
  Other...................................................       1,226       1,806
 Changes in operating assets and liabilities:
  Accounts receivables - trade............................      (2,957)     11,952
  Inventories.............................................     (44,744)    (80,693)
  Deferred costs and prepaid expenses.....................      18,387      12,163
  Pre-petition accounts payable and other liabilities.....     (81,464)       (583)
  Post-petition accounts payable and other liabilities....      78,930           -
                                                              --------    --------
Operating cash flow.......................................     (34,013)    (54,671)
                                                              --------    --------
INVESTING ACTIVITIES:
 Capital expenditures.....................................      (4,186)     (7,739)
 Proceeds from sale of securities.........................           -      64,221
 Proceeds from sale of fixed assets.......................         229       1,711
 Other....................................................        (361)     (2,855)
                                                              --------    --------
Investing cash flow.......................................      (4,318)     55,338
                                                              --------    --------
FINANCING ACTIVITIES:
 Short-term debt:
  Commodity Credit Corporation borrowings - advances......           -      51,887
  Commodity Credit Corporation borrowings - repayments....           -      (2,000)
  Other - net.............................................           -      (1,337)
 Debtor-in-possession credit facility - net...............       5,900           -
 Pre-petition revolving credit borrowings - net...........      94,000       3,500
 Post-petition repayment of revolving credit borrowings...     (58,250)          -
 Repayment of long-term debt..............................      (2,806)    (45,210)
 Issuance of stock and other..............................          30         418
                                                              --------    --------
Financing cash flow.......................................      38,874       7,258
                                                              --------    --------
INCREASE IN CASH AND TEMPORARY INVESTMENTS................         543       7,925

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD.......       6,533       7,925
                                                              --------    --------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD.............    $  7,076    $ 15,850
                                                              ========    ========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

                                                                                                 Accumulated Other Comprehensive
                                                                                                          Income (Loss)
                                                                                               -------------------------------------
                                                                                                            Unrecognized
                                 Shares of Common Stock             Common Stock                              Net Gain
                                ------------------------            -----------               Unrealized      on Hedge
                                              Treasury                Treasury    Retained    Securities     Derivative
                                  Issued        Stock       Issued      Stock     Earnings       Gains       Instruments      Total
                                ----------   -----------   --------   ---------   ---------   -----------   -------------   -------
                                                                                (In Thousands of Dollars)
BALANCE SEPTEMBER 30, 2000      33,725,284   (1,345,819)   $310,452   $(15,859)   $ 23,514          $494                   $318,601
Comprehensive Income:
Net income (loss)                        -            -           -          -     (25,483)            -                    (25,483)
Cumulative effect of
 accounting change, net of
 $4,151,000 of income tax                -            -           -          -           -             -     $ 7,707          7,707
Change in unrealized
 securities gains, net of
 $52,000 of income tax                   -            -           -          -           -           (97)          -            (97)
Change in derivative fair
 value, net of $736,000 of
 income tax                              -            -           -          -           -             -       1,368          1,368
Recognition of deferred gains
 in net income, net of
 $2,788,000 of income tax                -            -           -          -           -             -      (5,178)        (5,178)
                                                                                                                           --------
Total Comprehensive Income               -            -           -          -           -             -           -        (21,683)
Employee stock purchase plan        32,903            -          35          -           -             -           -             35
                                ----------   ----------    --------   --------    --------          ----     -------       --------
BALANCE MARCH 31, 2001          33,758,187   (1,345,819)   $310,487   $(15,859)   $ (1,969)         $397     $ 3,897       $296,953
                                ==========   ==========    ========   ========    ========          ====     =======       ========




                See notes to consolidated financial statements.

                             IMPERIAL SUGAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


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

    On January 16, 2001, the Company and substantially all of its subsidiaries filed petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the District of Delaware (the "Bankruptcy Court"). The Company is managing its business as a debtor-in-possession, subject to Bankruptcy Court approval for certain actions the Company takes.

    The Company has applied the accounting principles provided for in the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" for the period since January 16, 2001. Accordingly, pre-petition liabilities subject to compromise have been segregated in the accompanying consolidated balance sheet, and reorganization costs have been excluded from operating income. Contractual interest on the Company's 9-3/4% Senior Subordinated Notes due 2007 (the "Subordinated Debt") since January 16, 2001, of approximately $5.1 million has not been accrued for in the accompanying financial statements as the Subordinated Debt is expected to be converted to equity.

    Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. The Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits, taxes, customer claims and rebates, and amounts owed certain critical vendors. Additionally, the Bankruptcy Court has approved the retention of various legal, financial and other professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject pre-petition executory contracts and unexpired leases.

    The accompanying unaudited condensed consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing, such realization of assets and satisfaction of liabilities is subject to uncertainty. Further, implementation of a plan of reorganization could materially change the amounts reported in the consolidated financial statements. These financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of implementing a plan of reorganization. Additionally, the Company has contracted a substantial portion of industrial sugar sales for fiscal 2001 at historically low prices, and raw sugar prices have not declined as much as refined sugar prices. As a result, margins on the sale of refined sugar have narrowed, and the Company may incur significant losses and negative cash flows from operations for the year ending September 30, 2001. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, the ability to comply with debtor-in-possession financing agreements, the ability to generate sufficient cash from operations and financing sources to meet obligations and ultimately, its return to future profitable operations. Additionally, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required were the Company to be liquidated.

    Prior to the Company's filing for bankruptcy protection, the Company was in default of certain financial covenants of its Amended and Restated Credit Agreement (the "Senior Credit Agreement") and did not make its scheduled $12.1 million interest payment due on December 15, 2000, on the Subordinated Debt.

    The Company entered into a debtor-in-possession financing agreement (the "DIP Facility") which, after the final approval from the Bankruptcy Court in February 2001, provides for up to $157.3 million of revolving borrowings as a source of liquidity during the reorganization. Availability under the DIP Facility is reduced by remaining amounts outstanding under the pre-petition revolving credit facility. The DIP Facility matures on the earlier of August 31, 2001, or when a plan of reorganization becomes effective. The daily interest rates on borrowings under the DIP Facility are at the prime rate plus 2.5%.

    The company and most of its subsidiaries are subject to negative covenants contained in the DIP Facility that restrict, with certain exceptions:

    .  the incurrence of additional debt after the petition date;
    .  investments, loans and advances;
    .  liens;
    .  the sale of assets;
    .  sales and leasebacks;
    .  changes in fiscal periods;
    .  negative pledge clauses;
    .  subsidiary distributions;
    .  changes in lines of business;
    .  executory contracts;
    .  dividends;
    .  capital expenditures; and

    .  transactions with affiliates.

    The DIP Facility also requires the Company to maintain compliance with certain specified financial covenants, including a minimum interest coverage ratio, a minimum current ratio, a minimum level of net worth and a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA").

    In addition, the Company has agreements in principle with existing lenders on the terms of a commitment to provide $263.0 million of secured financing when a plan of reorganization becomes effective ("Exit Financing"), of which $134.3 million will be available for revolving credit purposes and the remainder for term loans that existed at filing. The Company's $110.0 million revolving receivables purchase facility has been approved by the Bankruptcy Court. Such facility matures on the earlier of August 31, 2001, or when a plan of reorganization becomes effective.

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

    Cost of Sales

    Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond March 31. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. These financial statements include an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through March 31. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs incurred prior to production are deferred and allocated to production costs based on estimated total units of production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

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

    Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended, which summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The implementation of this pronouncement did not have a material effect on the Company's financial statements.

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

    Raw Sugar

    The Company's risk management policy is to manage the forward pricing of purchases of raw sugar in relation to its forward refined sugar sales to reduce price risk. The Company attempts to meet this objective by entering into fixed price supply agreements, futures contracts and options contracts to reduce its exposure. The Company has designated its futures contracts and options contracts as cash flow hedging instruments. Such financial instruments are used to manage the Company's exposure to variability in future cash flows attributable to the purchase price of raw sugar. The changes in the fair value of the futures contracts and options contracts are included as a component of OCI.

    The Company collects or pays cash based upon the change in the market value of open futures positions on a daily basis; accordingly, the market value of the raw sugar futures contracts is zero in the consolidated balance sheet at March 31, 2001.

    The changes in the fair value of the futures contracts and options contracts are matched to inventory purchases by period, and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through March 31, 2002, approximately $1.2 million, net of tax, of existing net losses presently deferred in OCI.

    The pricing mechanisms of the futures contracts and the respective forecasted raw sugar purchase transactions are the same. As a result, there is no hedge ineffectiveness to be reflected in earnings. The Company excludes the change in the time value of the options contracts from its assessment of hedge effectiveness. The Company recorded a loss of $0.3 million in cost of sales as the change in the time value of options for the six months ended March 31, 2001. The Company liquidated its options contracts during the three months ended March 31, 2001.

    The company has hedged a portion of its exposure to raw sugar price risk movement through July 31, 2002.

    Certain options contracts not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability of price risk for raw sugar. The change in the fair value of such instruments is recognized currently in earnings.

    Natural Gas

    The Company uses fixed price physical delivery contracts, futures contracts and basis swaps to help manage its costs of natural gas. The Company has designated as cash flow hedge instruments certain natural gas futures and basis swap contracts matched against variable price forecasted gas purchases. The change in the fair value of such contracts is included as a component of OCI.

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

    The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, the market value of the natural gas futures contracts is zero in the consolidated balance sheet at March 31, 2001. Natural gas basis swaps with a market value of $1.5 million are included in the consolidated balance sheet at March 31, 2001.

    The changes in the fair value of the futures and swap contracts are matched to forecasted natural gas purchases and will be recognized in earnings in the period of the purchase. The Company expects to recognize in earnings through March 31, 2002, approximately $4.3 million, net of tax, of existing net gains presently deferred in OCI.

    For the three and six months ended March 31, 2001, the Company recognized $(0.1) million and $1.9 million, respectively, of derivative gains(losses) recorded in cost of sales, which represented the ineffectiveness of the natural gas cash flow hedging activity.

    The Company has hedged a portion of its exposure to natural gas price risk movement through September 2002.

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

3.  EARNINGS PER SHARE

    The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars).

                                               Three Months Ended March 31,
                                             2001                   2000
                                      ----------------------   ---------------------
                                                   Average                 Average
                                        Loss        Shares      Loss        Shares
                                      --------    ----------   -------    ----------
 Basic.............................   $(15,176)   32,412,368   $(5,028)   32,276,200
 Effect of incremental shares
  issuable from assumed exercise
  of stock options under the
  treasury stock method(1):
   None............................          -             -         -             -
                                      --------    ----------   -------    ----------
 Diluted...........................   $(15,176)   32,412,368   $(5,028)   32,276,200
                                      ========    ==========   =======    ==========

                                                 Six Months Ended March 31,
                                             2001                     2000
                                      ----------------------   ---------------------
                                                   Average                 Average
                                       (Loss)       Shares     Income       Shares
                                      --------    ----------   -------    ----------
 Basic.............................   $(25,483)   32,406,341   $ 8,891    32,242,106
 Effect of incremental shares
  issuable from assumed exercise
  of stock options under the
  treasury stock method(1):
   None............................          -             -         -             -
                                      --------    ----------   -------    ----------
 Diluted...........................   $(25,483)   32,406,341   $ 8,891    32,242,106
                                      ========    ==========   =======    ==========
-----------

(1) Securities excluded from the computation of diluted EPS for the three months ending March 31, 2001 and 2000, that could potentially dilute basic EPS in the future were options to purchase 941,000 and 1,797,000 shares, respectively, to be issued under the Company's employee stock incentive plan and 2,250 and 3,000 shares, respectively, to be issued under the nonemployee director stock option plan.


4.  REPORTABLE SEGMENTS

    The Company has identified two reportable segments: sugar and foodservice. The segments are strategic business units that offer certain different products to different customers. The segments are managed separately because each business requires different production technologies and marketing strategies.

    The accounting policies for both segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales as if the sales were made to third parties, that is, at current market prices. The Company evaluates performance based on operating income of the respective business units.

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

    Summarized financial information concerning the Company's reportable segments for the three and six months ended March 31, 2001 and 2000, is shown in the following table. The "Corporate and Other" column includes corporate-related items and securitization activities.

                                                               Corporate
                                                     Food         and        Reconciling
                                         Sugar      Service      Other      Eliminations    Consolidated
                                       ---------   ---------   ----------   -------------   -------------
                                                             (Thousands of Dollars)
For the Three Months Ending
March 31, 2001
------------------------------------
 Revenues from external customers...   $279,208    $ 93,378            -               -        $372,586
 Intersegment revenues..............     20,201       1,752            -        $(21,953)              -
 Gross margin.......................      8,974      13,750            -               -          22,724
 Operating income...................    (11,414)      4,672      $(1,988)              -          (8,730)

For the Three Months Ending
March 31, 2000
------------------------------------
 Revenues from external customers...   $333,732    $ 95,433            -               -        $429,165
 Intersegment revenues..............     23,690       1,806            -        $(25,496)              -
 Gross margin.......................     26,858       9,692            -               -          36,550
 Operating income...................      3,826      (1,826)     $(1,529)              -             461

For the Six Months Ending
March 31, 2001
------------------------------------
 Revenues from external customers...   $609,495    $191,553            -               -        $801,048
 Intersegment revenues..............     42,905       3,697            -        $(46,602)              -
 Gross margin.......................     27,397      25,569            -               -          53,946
 Operating income...................    (17,675)      6,935      $(3,616)              -         (14,356)

For the Six Months Ending
March 31, 2000
------------------------------------
 Revenues from external customers...   $700,233    $197,531            -               -        $897,764
 Intersegment revenues..............     49,890       3,685            -        $(53,575)              -
 Gross margin.......................     59,847      20,969            -               -          80,816
 Operating income...................     12,585        (265)     $(3,175)              -           9,145


Reconciliation of Operating Income to Income Before Income Taxes (in thousands of dollars):

                                         Three Months Ended       Six Months Ended
                                              March 31,               March 31,
                                        ---------------------   ---------------------
                                            2001        2000        2001        2000
                                        --------    --------    --------    --------

 Operating income....................   $ (8,730)   $    461    $(14,356)   $  9,145
 Interest expense....................     (9,293)    (14,113)    (21,247)    (28,415)
 Reorganization costs................     (3,535)          -      (3,535)          -
 Securities gains....................          -       6,696           -      35,874
 Change in fair value of interest
   rate swaps........................     (3,981)          -      (7,190)          -
 Other income (expense)..............      2,971         362       5,280         818
                                        --------    --------    --------    --------
 Income (loss) before income taxes...   $(22,568)   $ (6,594)   $(41,048)   $ 17,422
                                        ========    ========    ========    ========


5.  GUARANTOR SUBSIDIARIES

    The Company conducts all its operations through its consolidated subsidiaries, substantially all of whom fully and unconditionally guarantee the Company's Subordinated Debt and obligations under the Senior Credit Agreement. The Company does not publish separate financial statements for such guarantor subsidiaries because management has determined that such information is not material to investors. However, substantially all of its consolidated revenues and income are earned by and substantially all of its consolidated assets are owned by such guarantor subsidiaries.

6.  ASSET SALES

    On April 27, 2001, the Company completed the sale of the nutritional products portion of its foodservice segment to Hormel Foods Corporation for $65 million cash, subject to certain post closing adjustments. The Company expects to record a gain before income taxes of approximately $2.5 million on the sale and to apply approximately $51 million of the net after-tax proceeds to permanently reduce debt. The nutritional products, which are sold primarily to hospitals and nursing homes, represented approximately $50 million and $29 million of net sales in fiscal 2000 and the six months ended March 31, 2001, respectively.

    In March 2001, the Company entered into a letter of intent to sell its Michigan Sugar Company subsidiary, which owns four sugar beet factories, to a grower-owned agricultural cooperative for $55 million cash, $10 million in deferred payments and the assumption of $18 million in industrial development bonds. Under the terms of the letter of intent, the cooperative must have secured financing and subscribed sugarbeet growers by October 1, 2001, to complete the transaction. In the event the closing is delayed beyond that date, the letter of intent provides that the Company will manage the four Michigan factories and market the refined sugar processed under a lease and management agreement with the cooperative in order to process the 2001 crop. The Company and the cooperative will enter into a sales and marketing agreement under which the Company will continue to market the refined sugar processed by Michigan Sugar Company following the sale. The transaction is subject to the negotiation of a definitive agreement and approval by the Company's Board of Directors and the Bankruptcy Court. The letter of intent expires March 31, 2002.

7.  OTHER CHARGES

    The Company ceased processing sugarbeets at its Tracy and Woodland, California facilities near the end of calendar 2000 following the completion of the fall production campaigns. These factories are continuing to package and distribute refined sugar products with sugar supplied from the remaining two California beet factories and other Company processing facilities. In October 2000, the Company ceased cane sugar refining at its Clewiston, Florida refinery and concentrated production in the southeastern United States in its large Savannah, Georgia refinery. As a result, the Company accrued for certain future cash charges during fiscal 2000 as summarized below (in thousands of dollars):

                                                                           Accrued
                                                             Amounts     Balance at
                                                  Total      Paid in      March 31,
                                                 Charge    Fiscal 2001       2001
                                                 -------   -----------    ----------
 Accrual for cash charges:
  Severance for approximately 280 employees...   $ 3,203        $2,397      $   806
  Environmental Costs.........................     6,245            95        6,150
   Abandoned lease commitments and other
     cash costs...............................     2,026           136        1,890
                                                 -------        ------      -------
       Total..................................   $11,474        $2,628      $ 8,846
                                                 =======        ======      =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity

    On January 16, 2001, the Company and substantially all of its subsidiaries filed petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the District of Delaware (the "Bankruptcy Court"). The Company's proposed plan of reorganization, as amended (the "Proposed Plan"), has been pre-negotiated by the Company with the lenders under its Senior Credit Agreement and an ad hoc committee representing a majority in amount of its Subordinated Debt. The Company is managing its business as a debtor-in-possession subject to Bankruptcy Court approval for certain actions the Company takes.

    As of the petition date, actions to collect pre-petition indebtedness were stayed, and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

    Prior to the Company's filing for protection under chapter 11 of the U.S. Bankruptcy Code, the Company was in default under certain financial covenants in its Senior Credit Agreement, and did not make its scheduled $12.1 million interest payment which was due on December 15, 2000, on the Subordinated Debt.

    Substantially all liabilities as of the petition date are subject to restructuring under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders, and implemented subject to approval by the Bankruptcy Court.

    The Proposed Plan provides that, upon consummation, current holders of the Subordinated Debt and certain other unsecured creditors will receive 98.0% of the common equity in a restructured entity in satisfaction of their debt obligations. Current holders of the common equity of the Company will receive 2.0% of the common equity in the restructured entity and 7-year warrants to purchase an additional 10.0% of the restructured entity on a diluted basis. These ownership percentages exclude shares issuable upon the exercise of options to be granted in connection with the long-term management incentive plan to be adopted by the Company as part of the reorganization proceedings.

    The Company entered into a debtor-in-possession financing agreement (the "DIP Facility"), which, after the final approval from the Bankruptcy Court in February 2001, provides for up to $157.3 million of revolving borrowings as a source of liquidity during the reorganization. Availability under the DIP Facility is reduced by the remaining amounts outstanding under the pre-petition revolving credit facility.

An additional $35 million of borrowings was available over and above the amounts that were previously available under its pre-petition revolving credit agreement; that portion of the DIP Facility expired March 31, 2001. The Company's sugar production operations require substantial seasonal working capital. This seasonal requirement generally peaks during the Company's second fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made. The DIP Facility matures on the earlier of August 31, 2001 or when a plan of reorganization becomes effective. The daily interest rates on borrowings under the DIP Facility are at the prime rate plus 2.5%. On April 27, 2001, the amounts available under the revolving credit portion of the Senior Credit Agreement and DIP Facility were reduced by $45.1 million in connection with the use of a portion of the proceeds from the sale of the nutritional business to pay down debt. Additional sales proceeds of approximately $6 million are expected to be used to reduce debt when they are received from escrow. On May 11, 2001, unused available borrowing capacity under the DIP Facility was $43.9 million. The Company believes that the DIP Facility will provide adequate financing to meet the Company's working capital and operational needs during the reorganization.

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

    In addition, the Company has agreed with existing lenders on the terms of a commitment to provide approximately $263.0 million of exit financing, of which $134.3 million will be available for revolving credit purposes and the remainder for term loans that existed at the time of filing for bankruptcy. Exit Financing will be used to retire borrowings under the Company's existing Senior Credit Agreement. Prior to January 1, 2001, interest on borrowings under the Senior Credit Agreement was at a Eurodollar rate plus a margin ranging from 3% to 4%. Effective January 16, 2001, interest rates are based upon the prime rate plus a margin ranging from 2% to 3%. At March 31, 2001, the Company had an interest rate swap agreement with a major financial institution in which the Company pays a fixed interest rate of 6.01% on a $121.3 million notional amount and receives a floating amount based on the three month LIBOR index. Interest rate swap agreements with a notional amount totaling $90 million were cancelled during the three months ended March 31, 2001.

    The Company also has obtained Bankruptcy Court approval of a modified $110.0 million receivables purchase facility (the "Securitization Facility") which is expected to continue in place through the pendency of the reorganization. A condition to consummation of the Proposed Plan is replacement of the Securitization Facility with other financing upon consummation of the Proposed Plan. The Company anticipates satisfying this requirement. The Securitization Facility allows the Company to sell certain accounts receivables on a non-recourse basis. Prior to January 16, 2001, receivables were sold under the agreement at discount rates based on a commercial paper rate plus a margin of 0.7%. Effective January 16, 2001, discount rates are based on the prime rate plus a margin of 2.25%. At March 31, 2001, the Company had sold $61.5 million of accounts receivable under the Securitization Facility. The securitization facility expires on the earlier of the date the Company emerges from bankruptcy or August 31, 2001.

    The Company's ability to meet its ongoing liquidity and capital requirements is dependent upon, among other things, timely confirmation of a plan of reorganization, the ability to comply with debtor-in-possession agreements, the ability to generate sufficient cash from operations and financing sources to meet obligations and, ultimately, its return to future profitable operations. Should a plan of reorganization not become effective by August 31, 2001, the Company currently believes the DIP Facility and the Securitization Facility could be extended or replaced.

    The Company's capital expenditures for fiscal 2001 are expected to approximate $15 million, primarily for environmental, safety and production replacement projects.

Results of Operations

    Net sales decreased $56.6 million, or 13.2%, for the three months and $96.7 million or 10.8% for the six months ending March 31, 2001 compared to 2000 due to lower sales prices for refined sugar, as well as a decline in refined sugar volumes. Such decreases, which affected both the sugar and foodservice segments, were partially offset by higher nonsugar prices in the foodservice segment.

    Cost of sales decreased $42.8 million or 10.9% for the three months and $69.8 million or 8.5% for the six months ending March 31, 2001. The changes in sales and cost of sales resulted in a decrease in gross margin as a percent of sales from 8.5% to 6.1% for the three months and from 9.0% to 6.7% for the six months periods. By segment for the quarter, sugar gross margin as a percent of sales decreased from 8.0% to 3.2% and foodservice gross margin as a percent of sales increased from 10.2% to 14.7%. The increase in gross margin for the foodservice segment was primarily due to higher nonsugar sales prices and a decrease in raw sugar costs. The decrease in gross margin for the sugar segment is primarily due to higher energy and other manufacturing costs, as well as significantly lower sales prices for refined sugar, which more than offset the benefits from lower raw sugar costs. Higher energy costs accounted for approximately $4.6 million and $14.0 million of the decline in the sugar segment gross margin for the three and six months periods, respectively. The decline in refined sugar prices reduced margins significantly in the Company's sugarbeet processing operations, where the Company shares in the net revenues from refined sugar with the growers. The effect on the California sugarbeet factories of extended campaign operations in the first quarter, resulting from a large, but low quality, sugarbeet crop, also increased manufacturing costs. Additionally, the California operations experienced interruptions in processing as a result of rain delays and one factory was temporarily shut down a number of days due to high energy costs.

    An oversupplied domestic sugar market in fiscal 2000 resulted in historically low refined sugar prices. Certain actions in late fiscal 2000, including a government sugar purchase, a payment-in-kind program and the forfeitures of sugar under loan to the Commodity Credit Corporation, helped reduce the anticipated supply of sugar in fiscal 2001, which resulted in some increase in industrial market prices beginning in mid-October 2000. Raw sugar prices also increased during the quarter, rising faster than refined sugar prices. A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and extend for up to one year. Additionally, the Company prices a portion of its raw sugar purchases in advance of the time of delivery either through pricing provisions of its raw sugar contracts or through hedging transactions in the raw sugar futures market. As a result, the Company's realized sales prices, as well as its realized raw sugar costs, lagged market price changes for the periods ended March 31, 2001. The Company contracted a significant portion of industrial sugar sales for fiscal 2001 prior to the increase in prices, consequently the Company did not realize the entire impact of the price increase during the periods ended March 31, 2001 and its margins were lower. The Company expects that its margins will continue to be lower for the remainder of fiscal 2001, which may cause the Company to incur additional significant losses and negative cash flows from operations.

    Future operating results will not include the Company's nutritional products business which was sold in April 2001. The foodservice segment includes sales of nutritional products of approximately $50 million and $29 million for fiscal 2000 and the six months ended March 31, 2001, and a resulting gross margin of approximately $16 million and $9 million, respectively.

    Selling, general and administrative costs decreased $3.2 million or 14.3% for the three months and $1.0 million or 2.4% for the six months ending March 31, 2001 compared to 2000 due to cost savings initiative. The six months ended March 31, 2001 also included $3.2 million of costs incurred prior to January 16, 2001 relating to the Company's preparation to file a petition for relief under chapter 11 of the U.S. Bankruptcy Code. Costs related to the reorganization, primarily legal and professional fees since the petition date, are identified separately in Reorganization Costs.

    Interest expense decreased $4.8 million for the three months and $7.2 million for the six months ending March 31, 2001 compared to 2000. Interest on the Subordinated Debt since January 16, 2001, totaling $5.1 million, has not been accrued. Contractual interest cost increased $0.2 million for the three months and decreased $2.1 million for the six months ended March 31, 2001, as a result of higher interest rates and lower overall borrowing levels resulting from the sale of marketable securities and lower inventory levels. The DIP Facility and the amended Securitization Facility provide for increases in interest rate basis during the bankruptcy period. Accordingly, interest cost in the future may continue to be higher.

    The Company adopted SFAS 133 on October 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect of an accounting change, net of tax, to net income of approximately $2.4 million to recognize the fair value of the Company's interest rate swaps which are not eligible for hedge accounting under SFAS 133. The fair value of the interest rate swaps declined $4.0 million for the three months and $7.2 million for the six months ending March 31, 2001, which is recognized on the income statement as "Change in fair value of interest rate swaps".

    The realized securities gains of $6.7 million and $35.9 million included in the prior year's three and six months results were due to the sale of the majority of the Company's marketable securities portfolio.

    Other Income increased $2.6 million for the three months and $4.5 million for the six months ending March 31, 2001 compared to 2000 primarily due to realized gains on the settlement of certain trade liabilities in the second quarter and gains from selling certain emissions reduction credits from nonoperating facilities in California in the first quarter.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company uses raw sugar futures and options in its inventory purchasing programs and natural gas futures, options and swaps to hedge natural gas used in its manufacturing operations.

    The information in the table below presents the Company's domestic raw sugar futures positions outstanding as of March 31, 2001. The Company's raw sugar options positions are not material to its consolidated financial position, results of operations or cash flows.

                                                             Expected Maturity
                                                         Fiscal 2001    Fiscal 2002
                                                         ------------   -----------
Domestic Raw Sugar
 Futures Contracts:
 Contract Volumes (cwt.) - net long(short)positions...      (182,560)       728,000
 Weighted Average Contract Price (per cwt.)...........    $    21.47    $     20.89
 Contract Amount......................................    $3,919,000    $15,204,000
 Weighted Average Fair Value (per cwt.)...............    $    21.59    $     20.79
 Fair Value...........................................    $3,941,000    $15,136,000


                                                             Expected Maturity
                                                         Fiscal 2001    Fiscal 2002
                                                         -----------    -----------
World Raw Sugar
 Futures Contracts:
 Contract Volumes (cwt.) - net long positions.........       459,200        747,040
 Weighted Average Contract Price (per cwt.)...........    $     8.99    $      8.30
 Contract Amount......................................    $4,129,000    $ 6,201,000
 Weighted Average Fair Value (per cwt.)...............    $     7.65    $      7.27
 Fair Value...........................................    $3,515,000    $ 5,429,000


    The above information does not include either the Company's physical inventory or its fixed price purchase commitments for raw sugar.

    The information in the table below presents the Company's natural gas futures positions outstanding as of March 31, 2001. The Company's natural gas options positions are not material to its consolidated financial position, results of operations or cash flow.

                                                        Expected Maturity
                                                    Fiscal 2001   Fiscal 2002
                                                    -----------   -----------
Natural Gas
 Futures Contracts:
 Contract Volumes (mmbtu) - net long positions...     2,450,000     3,600,000
 Weighted Average Contract Price (per mmbtu).....   $      3.54   $      4.16
 Contract Amount.................................   $ 8,682,000   $10,347,000
 Weighted Average Fair Value (per mmbtu).........   $      5.10   $      4.89
 Fair Value......................................   $12,490,000   $17,621,750

    The Company's position in derivative financial instruments and other derivative instrument has not changed materially since September 30, 2000, except for the cancellation of interest rate swaps with a notional amount of $90 million through December 31, 2003, which provided for the payment of interest at a fixed rate of 5.83% and the receipt of interest at the three month LIBOR index.


PART II - OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    Prior to the Company's filing for protection under chapter 11 of the U.S. Bankruptcy Code on January 16, 2001, the Company was in default with certain financial covenants of its Senior Credit Agreement, and did not make its scheduled $12.1 million interest payment due on December 15, 2000, on its Subordinated Debt.

ITEM 5.   OTHER INFORMATION

    On December 14, 2000, the American Stock Exchange ("AMEX") informed the Company that the trading of the Company's common stock was being suspended. On February 7, 2001, the Company received notice from AMEX that it had filed an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on AMEX as the Company no longer met AMEX's guidelines for continued listing. The Company notified AMEX that it would not object to the delisting of its common stock, which subsequently occurred. The Company's common stock is currently being traded in the Over-the-Counter Market under the symbol IPRL OTC:BB.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) None.

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

    (b) Reports on Form 8-K

          The Company filed a current report under Item 5 on Form 8-K dated January 8, 2001, related to the extension of the interim waiver agreements concerning the Senior Credit Agreement and the Securitization Agreement extending the effective date to January 14, 2001.

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

          The Company filed a current report under Item 5 on Form 8-K dated April 27, 2001, related to the completion of the sale of its nutritional products business.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IMPERIAL SUGAR COMPANY
                                                (Registrant)



Dated:  May 14, 2001                           By:  /s/ Mark Q. Huggins
                                               ------------------------------
                                               Mark Q. Huggins
                                               Managing Director and
                                               Chief Financial Officer
                                               (Principal Financial Officer)