Form 10-Q
period 2001-06-30
IMPERIAL SUGAR CO /NEW/
filed 2001-08-13
CIK 831327

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

For the quarterly period ended June 30, 2001

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

                              Yes   x           No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2001.

                              32,412,368 shares.

================================================================================

                            IMPERIAL SUGAR COMPANY


                                     Index

                                                                 Page
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets.....................    3

              Consolidated Statements of Operations...........    4

              Consolidated Statements of Cash Flow............    5

              Consolidated Statements of Changes in
              Shareholders' Equity............................    6

              Notes to Consolidated Financial Statements......    7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...   15

     Item 3.  Quantitative and Qualitative Disclosure
              About Market Risk...............................   18

PART II - OTHER INFORMATION

     Item 3.  Defaults Upon Senior Securities.................   19

     Item 5.  Other Information...............................   19

     Item 6.  Exhibits and Reports on Form 8-K................   19


                              ___________________


    Statements regarding the anticipated effectiveness of the plan of reorganization, the Company's expected emergence from bankruptcy, the outcome of the reorganization plan, the Company's ability to sustain current operations during the pendency of the reorganization, including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, the Company's ability to close the exit financing facility and accounts receivable securitization facility, prospects of the Company following emergence from bankruptcy, future market prices, operating results, synergies, sugarbeet acreage, future operating efficiencies, future governmental actions and the results of such actions, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of weather and economic conditions, farm and trade policy, the ability of the Company to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I - FINANCIAL INFORMATION


                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30, 2001       SEPTEMBER 30, 2000
                                                             (Unaudited)
                                                            --------------      ------------------
                     ASSETS                                          (In Thousands of Dollars)
CURRENT ASSETS:
  Cash and temporary investments.........................      $    8,615                 $    6,533
  Marketable securities..................................           3,106                      4,612
  Accounts receivable - trade............................          70,622                     63,378
  Inventories:
   Finished products.....................................         124,336                     97,625
   Raw and in-process materials..........................          40,727                     50,261
   Supplies..............................................          38,386                     39,585
                                                               ----------                 ----------
     Total inventory.....................................         203,449                    187,471
  Deferred costs and prepaid expenses....................          29,177                     48,251
                                                               ----------                 ----------
     Total current assets................................         314,969                    310,245

PROPERTY, PLANT AND EQUIPMENT - net......................         335,057                    357,681
GOODWILL & OTHER INTANGIBLES - net.......................         332,198                    395,818
OTHER ASSETS.............................................          27,883                     29,946
                                                               ----------                 ----------

     TOTAL...............................................      $1,010,107                 $1,093,690
                                                               ==========                 ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade...............................      $   36,778                 $  105,457
  Short-term borrowings..................................               -                      1,671
  Current and deemed current maturities of
   long-term debt........................................               -                    436,350
  Deferred income taxes - net............................               -                     16,285
  Debtor-in-possession credit facility...................          36,050                          -
  Other current liabilities..............................          53,325                    114,646
                                                               ----------                 ----------
     Total current liabilities...........................         126,153                    674,409

LONG TERM DEBT - net of current maturities...............               -                     20,000
DEFERRED INCOME TAXES....................................               -                      1,117
DEFERRED EMPLOYEE BENEFITS...............................               -                     79,563

LIABILITIES SUBJECT TO COMPROMISE UNDER
  REORGANIZATION PROCEEDINGS:
  Secured debt...........................................         156,683                          -
  Unsecured debt.........................................         274,520                          -
  Unsecured trade and other liabilities..................         178,628                          -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, without par value,
   issuable in series; 5,000,000 shares
   authorized, none issued...............................               -                          -
  Common stock, without par value;
   50,000,000 shares authorized..........................         310,487                    310,452
  Treasury stock.........................................         (15,859)                   (15,859)
  Retained earnings (deficit)............................         (16,067)                    23,514
  Accumulated other comprehensive income.................          (4,438)                       494
                                                               ----------                 ----------
     Total shareholders' equity..........................         274,123                    318,601
                                                               ----------                 ----------

     TOTAL...............................................      $1,010,107                 $1,093,690
                                                               ==========                 ==========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             Three Months Ended             Nine Months Ended
                                                                  June 30,                      June 30,
                                                         ---------------------------   ---------------------------
                                                             2001           2000           2001           2000
                                                         -----------    -----------    -----------    -----------
                                                             (In Thousands of Dollars, Except per Share Amounts)
NET SALES.............................................   $   372,274    $   466,313    $ 1,173,322    $ 1,364,077
                                                         -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of sales.......................................       350,254        427,820      1,097,356      1,244,768
  Selling, general and administrative.................        18,527         18,111         61,484         62,115
  Depreciation and amortization.......................        12,514         13,711         37,859         41,378
                                                         -----------    -----------    -----------    -----------

   Total..............................................       381,295        459,642      1,196,699      1,348,261
                                                         -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)...............................        (9,021)         6,671        (23,377)        15,816

INTEREST EXPENSE (Contractual interest
  expense: $13,012,000 and $15,087,000
  for the three months ended and
  $39,337,000 and $43,502,000 for the
  nine months ended June 30, 2001 and
  2000, respectively).................................        (6,918)       (15,087)       (28,165)       (43,502)

REORGANIZATION COSTS..................................        (4,170)             -         (7,705)             -

REALIZED SECURITIES GAINS.............................             -              -              -         35,874

GAIN ON SALE OF NUTRITIONAL PRODUCTS
  BUSINESS............................................         2,239                         2,239

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS..........................................           395              -         (6,795)             -

OTHER INCOME (LOSS)- net..............................           626            (11)         5,906            807
                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES.....................       (16,849)        (8,427)       (57,897)         8,995

PROVISION (BENEFIT) FOR INCOME TAXES..................        (2,751)        (1,962)       (15,964)         6,569
                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE................................       (14,098)        (6,465)       (41,933)         2,426

CUMMULATIVE EFFECT OF ACCOUNTING CHANGE -
  NET OF $1,266,000 OF INCOME TAX.....................             -              -          2,352
                                                         -----------    -----------    -----------    -----------

NET INCOME (LOSS).....................................   $   (14,098)   $    (6,465)   $   (39,581)   $     2,426
                                                         ===========    ===========    ===========    ===========


BASIC AND DILUTED EARNINGS (LOSS) PER
  SHARE OF COMMON STOCK:
   Income (loss) before cumulative
     effect of accounting change......................   $     (0.43)   $     (0.20)   $     (1.29)   $     $0.08
   Cumulative effect of accounting
     change...........................................             -              -           0.07              -
                                                         -----------    -----------    -----------    -----------
   Net income (loss)..................................   $     (0.43)   $     (0.20)   $     (1.22)   $      0.08
                                                         ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING...................    32,412,368     32,328,646     32,408,350     32,270,848
                                                         ===========    ===========    ===========    ===========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                               Nine Months Ended
                                                                   June 30,
                                                             ---------------------
                                                                2001        2000
                                                             ---------    --------
                                                           (In Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income (loss)........................................   $ (39,581)   $  2,426
 Adjustments for non-cash and non-operating items:
  Cumulative effect of accounting change, net.............      (2,352)          -
  Reclassification adjustment from accumulated other
   Comprehensive income to net income.....................      (9,866)          -
  Change in fair value of interest rate swaps.............       5,870           -
  Cash settlements on derivative instruments - net........      (9,409)          -
  Depreciation and amortization...........................      37,859      41,378
  Gain on sale of nutritional products business...........      (2,239)
  Gain on sales of marketable securities..................           -     (35,874)
  Gain on sales of fixed assets...........................        (157)        423
  Other...................................................       1,818       2,467
 Changes in operating assets and liabilities:
  Accounts receivables - trade............................        (491)    (23,854)
  Inventories.............................................     (18,531)      9,994
  Deferred costs and prepaid expenses.....................      16,822       7,729
  Pre-petition accounts payable and other liabilities.....    (111,689)    (46,957)
  Post-petition accounts payable and other liabilities....      75,202           -
                                                             ---------    --------
Operating cash flow.......................................     (56,744)    (42,268)
                                                             ---------    --------

INVESTING ACTIVITIES:
 Capital expenditures.....................................      (6,710)    (12,286)
 Proceeds from sale of nutritional products business......      55,843           -
 Proceeds from sale of securities.........................           -      64,221
 Proceeds from maturity of securities.....................       3,006       3,996
 Proceeds from sale of fixed assets.......................         229       1,875
 Investment in marketable securities......................      (1,666)     (3,347)
 Other....................................................      (1,138)     (3,371)
                                                             ---------    --------
Investing cash flow.......................................      49,564      51,088
                                                             ---------    --------

FINANCING ACTIVITIES:
 Short-term debt:
  Commodity Credit Corporation borrowings - advances......           -      51,887
  Commodity Credit Corporation borrowings - repayments....           -     (20,470)
  Other - net.............................................           -      (1,384)
 Debtor-in-possession credit facility - net...............      36,050           -
 Pre-petition revolving credit borrowings - net...........      94,000       2,700
 Post-petition repayment of revolving credit borrowings...    (116,950)          -
 Repayment of long-term debt..............................      (3,868)    (46,502)
 Issuance of stock and other..............................          30         448
                                                             ---------    --------
Financing cash flow.......................................       9,262     (13,321)
                                                             ---------    --------

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS.....       2,082      (4,501)

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD.......       6,533       7,925
                                                             ---------    --------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD.............   $   8,615    $  3,424
                                                             =========    ========


                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)


                                                                                          Accumulated Other Comprehensive
                                                                                                     Income(Loss)
                                                                                          --------------------------------
                                                                                                           Unrecognized
                                                                                                               Net
                                 Shares of Common Stock          Common Stock                                Gain(Loss)
                                ------------------------   ------------------------            Unrealized    on Hedge
                                              Treasury                  Treasury     Retained  Securities   Derivative
                                  Issued        Stock       Issued        Stock      Earnings     Gains     Instruments    Total
                                ----------   ----------- ------------   ---------   ---------- ----------- ------------- ---------
                                                                                         (In Thousands of Dollars)
                                                           ------------------------------------------------------------------------

BALANCE SEPTEMBER 30, 2000      33,725,284   (1,345,819)     $310,452    $(15,859)    $ 23,514  $   494              -    $318,601
Comprehensive Income:
Net income (loss)                        -            -             -           -      (39,581)       -              -     (39,581)
Cumulative effect of
 accounting change, net of
 $4,151,000 of income tax                -            -             -           -            -        -        $ 7,707       7,707
Change in unrealized  securities
 gains, net of $59,000 of
 income tax                              -            -             -           -            -     (110)             -        (110)
Change in derivative fair value,
 net of $3,351,000 of
 income tax                              -            -             -           -            -        -         (6,223)     (6,223)
Recognition of deferred gains
 in net income, net of
 $3,395,000 of income tax                -            -             -           -            -        -         (6,306)     (6,306)
                                                                                                                          --------
Total Comprehensive Income               -            -             -           -            -        -              -     (44,513)
Employee stock purchase plan        32,903            -            35           -            -        -              -          35
                                ----------   ----------   -----------    --------     --------  -------        -------    --------

BALANCE JUNE 30, 2001           33,758,187   (1,345,819)  $   310,487    $(15,859)    $(16,067) $   384        $(4,822)   $274,123
                                ==========   ==========   ===========    ========     ========  =======        =======    ========




                See notes to consolidated financial statements.

                             IMPERIAL SUGAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000


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

    Reorganization

    On January 16, 2001, the Company and substantially all of its subsidiaries filed petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the District of Delaware (the "Bankruptcy Court"). The Company is managing its business as a debtor-in-possession, subject to Bankruptcy Court approval for certain actions the Company takes.

    On August 7, 2001, the Bankruptcy Court confirmed the Company's Second Amended and Restated Joint Plan of Reorganization (the "Plan"). The Company expects that the Plan will become effective and the Company will emerge from bankruptcy in August 2001, after closing the exit financing and replacement receivable securitization transactions described below.

    The Plan provides that, upon consummation, current holders of the Subordinated Debt and certain other unsecured creditors will receive common equity in the restructured entity in satisfaction of their debt obligations. Current holders of the common equity of the Company will receive 200,000 shares of common stock representing 2.0% of the common equity in the restructured entity and 7-year warrants to purchase an additional 1,111,111 shares of common stock representing 10.0% of the restructured entity on a diluted basis. These share numbers and ownership percentages exclude shares issuable upon the exercise of options to be granted in connection with the long-term management incentive plan to be adopted by the Company as part of the reorganization proceedings.

    Additionally, the Plan provides that certain former employees and directors who were participants in non-qualified pension and deferred compensation plans, will receive common stock or, at their option, cash and a non-interest bearing note for 60% of their allowed claim.

    The Company has a commitment from existing lenders for a $256.1 million of secured financing when the Plan becomes effective ("Exit Financing"), of which $117.1 million will be available for revolving credit purposes and the remainder to re-finance existing term loans.

    The Company's $110.0 million revolving receivables purchase facility matures on the earlier of August 31, 2001, or when the Plan becomes effective. The Company has a commitment from GE Capital for a replacement $110.0 million revolving receivables purchase facility.

    The Company has applied the accounting principles provided for in the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" for the period since January 16, 2001. Accordingly, pre-petition liabilities subject to compromise have been segregated in the accompanying consolidated balance sheet, and reorganization costs have been excluded from operating income. Contractual interest on the Company's 9-3/4% Senior Subordinated Notes due 2007 (the "Subordinated Debt") since January 16, 2001, of approximately $11.2 million ($6.1 million for the three months ended June 30, 2001), has not been accrued for in the accompanying financial statements as the Plan provides that the Subordinated Debt will be converted to equity.

    The Company intends to apply fresh start accounting upon emergence from bankruptcy and as a result, assets and liabilities will be recorded at fair value and the Company's net worth will equal the reorganization value.

    Until the effective date of the Plan, pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. The Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits, taxes, customer claims and rebates, and amounts owed certain critical vendors. Additionally, the Bankruptcy Court has approved the retention of various legal, financial and other professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject pre-petition executory contracts and unexpired leases.

    The accompanying unaudited condensed consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. The cconditions described below raise substantial doubt about the Company's ability to continue as a going concern. Further, implementation of the Plan could materially change the amounts reported in the consolidated financial statements. These financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of implementing the Plan. Additionally, the Company has contracted a substantial portion of industrial sugar sales for fiscal 2001 at historically low prices, and raw sugar prices have not declined as much as refined sugar prices. As a result, margins on the sale of refined sugar have narrowed, and the Company may incur significant losses and negative cash flows from operations for the year ending September 30, 2001. The ability of the Company to continue as a going concern is dependent upon, among other things, the ability to satisfy the conditions necessary for the Plan to become effective, the ability to comply with debtor-in-possession financing, exit financing and replacement accounts receivable securitization agreements, the ability to generate sufficient cash from operations and financing sources to meet obligations and ultimately, its return to future profitable operations. Additionally, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required were the Company to be liquidated.

    Prior to the Company's filing for bankruptcy protection, the Company was in default of certain financial covenants of its Amended and Restated Credit Agreement (the "Senior Credit Agreement"). The Company did not make its required interest payment, due on December 15, 2000 and June 15, 2001, on the Subordinated Debt.

    The Company entered into a debtor-in-possession financing agreement (the "DIP Facility"), which, after the final approval from the Bankruptcy Court in February 2001, provided for up to $157.3 million of revolving borrowings as a source of liquidity during the reorganization. Availability under the DIP Facility is reduced by the remaining amounts outstanding under the pre-petition revolving credit facility. The DIP Facility matures on the earlier of August 31, 2001, or when the Plan becomes effective. The daily interest rates on borrowings under the DIP Facility are at the prime rate plus 2.5%.

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

    Accounting Change

    The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, on October 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect on net income of an accounting change, net of tax, of approximately $2.4 million to recognize the fair value of the Company's interest rate swaps which are not eligible for hedge accounting. The Company also recorded a net of tax cumulative effect on accumulated other comprehensive income ("OCI") of $7.7 million to record the deferred gains and losses on all derivatives that are designated as cash-flow hedging instruments.

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

    Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended, which summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The implementation of this pronouncement did not have a material effect on the Company's financial statements. In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which would require the Company to cease amortization of goodwill and other intangible assets beginning in fiscal 2003, and subject such assets to an annual impairment test. The Company anticipates that it will not have significant amounts of goodwill and other intangible assets after it applies fresh start accounting upon its emergence from bankruptcy.

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

    The Company collects or pays cash based upon the change in the market value of open futures positions on a daily basis; accordingly, the market value of the raw sugar futures contracts is zero in the consolidated balance sheet at June 30, 2001.

    The changes in the fair value of the futures contracts and options contracts are matched to inventory purchases by period, and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through June 30, 2002, approximately $0.5 million, net of tax, of existing net gains presently deferred in OCI.

    The pricing mechanisms of the futures contracts and the respective forecasted raw sugar purchase transactions are the same. As a result, there is no hedge ineffectiveness to be reflected in earnings. The Company excludes the change in the time value of the options contracts from its assessment of hedge effectiveness. The Company recorded a loss of $0.3 million in cost of sales as the change in the time value of options for the nine months ended June 30, 2001. The Company liquidated its options contracts prior to March 31, 2001.

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

    The Company also has natural gas futures and basis swap contracts that cannot be designated as cash flow hedge instruments because the aggregate notional value of its natural gas futures contracts exceeds the Company's forecasted natural gas requirements in the relevant periods. Such contracts are derivatives and any change in the fair value of the instruments is recorded as gain or loss in the period of the change.

    The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, the market value of the natural gas futures contracts is zero in the consolidated balance sheet at June 30, 2001. Natural gas basis swaps with a market value (liability) of $(0.5) million are included in the consolidated balance sheet at June 30, 2001.

    The changes in the fair value of the futures and swap contracts are matched to forecasted natural gas purchases and will be recognized in earnings in the period of the purchase. The Company expects to recognize in earnings through June 30, 2002, approximately $3.4 million, net of tax, of existing net losses presently deferred in OCI.

    For the three and nine months ended June 30, 2001, the Company recognized $(1.2) million and $0.7 million, respectively, of derivative gains(losses) recorded in cost of sales, which represented the ineffectiveness of the natural gas cash flow hedging activity.

    For the three and nine months ended June 30, 2001, the Company reclassified $1.1 million and $2.6 million, respectively, of derivative gains recorded in cost of sales which represented the discontinuance of cash flow hedges as it is probable that the original forecasted transactions will not occur.

    The Company has hedged a portion of its exposure to natural gas price risk movement through September 2003.

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


3.  EARNINGS PER SHARE

    The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars):


                                               Three Months Ended June 30,
                                              2001                    2000
                                      ----------------------   ---------------------
                                                   Average                 Average
                                        Loss        Shares      Loss        Shares
                                      --------    ----------   -------    ----------
 Basic.............................   $(14,098)   32,412,368   $(6,465)   32,328,646
 Effect of incremental shares
  issuable from assumed exercise
  of stock options under the
  treasury stock method(1):
   None............................          -             -         -             -
                                      --------    ----------   -------    ----------
 Diluted...........................   $(14,098)   32,412,368   $(6,465)   32,328,646
                                      ========    ==========   =======    ==========


                                                Nine Months Ended June 30,
                                               2001                    2000
                                      ----------------------  -----------------------
                                                   Average                 Average
                                        Loss        Shares     Income       Shares
                                      --------    ----------   -------    ----------
 Basic.............................   $(39,581)   32,408,350   $ 2,426    32,270,848
 Effect of incremental shares
  issuable from assumed exercise
  of stock options under the
  treasury stock method(1):
   None............................          -             -         -             -
                                      --------    ----------   -------    ----------
 Diluted...........................   $(39,581)   32,408,350   $ 2,426    32,270,848
                                      ========    ==========   =======    ==========

---------
(1) Securities excluded from the computation of diluted EPS for the three months ending June 30, 2001 and 2000, that could potentially dilute basic EPS in the future were options to purchase 889,000 and 955,000 shares, respectively, to be issued under the Company's employee stock incentive plan and 2,250 and 3,000 shares, respectively, to be issued under the nonemployee director stock option plan. All such options are expected to be cancelled pursuant to the Plan.


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

    The sugar segment produces and sells refined sugar and related products.
The segment's products include granulated, powdered, liquid, liquid blends and brown sugars, which are primarily sold to grocery and industrial customers and by-products from the production of refined sugar. The foodservice segment sells numerous products to foodservice customers, ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer and plastic cutlery, nutritional dry mixes, frozen nutritional products, sauces, seasonings, drink mixes, desserts and diet kits. In April 2001, the Company sold the nutritional products portion of the foodservice segment as more fully discussed in Note 6.

    Summarized financial information concerning the Company's reportable segments for the three and nine months ended June 30, 2001 and 2000, is shown in the following table. The "Corporate and Other" column includes corporate-related items and securitization activities.


                                                                Corporate
                                                       Food        and        Reconciling
                                          Sugar      Service      Other      Eliminations    Consolidated
                                       -----------   --------   ----------   -------------   -------------
                                                             (Thousands of Dollars)
For the Three Months Ending
June 30, 2001
------------------------------------
 Revenues from external customers...   $  288,754    $ 83,520           -               -      $  372,274
 Intersegment revenues..............       21,219       1,953           -        $(23,172)              -
 Gross margin.......................       10,858      11,162           -               -          22,020
 Operating income...................      (10,743)      3,146     $(1,424)              -          (9,021)

For the Three Months Ending
June 30, 2000
------------------------------------
 Revenues from external customers...   $  370,463    $ 95,850           -               -      $  466,313
 Intersegment revenues..............       23,927       1,896           -        $(25,823)              -
 Gross margin.......................       28,401      10,092           -               -          38,493
 Operating income...................        6,093       2,250     $(1,672)              -           6,671

For the Nine Months Ending
June 30, 2001
------------------------------------
 Revenues from external customers...   $  898,249    $275,073           -               -      $1,173,322
 Intersegment revenues..............       64,124       5,650           -        $(69,774)              -
 Gross margin.......................       38,235      37,731           -                          75,966
 Operating income...................      (28,418)     10,081     $(5,040)              -         (23,377)

For the Nine Months Ending
June 30, 2000
------------------------------------
 Revenues from external customers...   $1,070,696    $293,381           -               -      $1,364,077
 Intersegment revenues..............       73,817       5,581           -        $(79,398)              -
 Gross margin.......................       88,248      31,061           -               -         119,309
 Operating income...................       18,678       1,985     $(4,847)              -          15,816


    Reconciliation of Operating Income to Income Before Income Taxes (in thousands of dollars):

                                             Three Months Ended       Nine Months Ended
                                                   June 30,                June 30,
                                                  ---------               ---------
                                                2001        2000        2001        2000
                                            --------    --------    --------    --------
 Operating income........................   $ (9,021)   $  6,671    $(23,377)   $ 15,816
 Interest expense........................     (6,918)    (15,087)    (28,165)    (43,502)
 Reorganization costs....................     (4,170)          -      (7,705)          -
 Securities gains........................          -           -           -      35,874
 Sale of nutritional products business...      2,239           -       2,239           -
 Change in fair value of interest
   rate swaps............................        395           -      (6,795)          -
 Other income (expense)..................       (626)        (11)      5,906         807
                                            --------    --------    --------    --------
 Income (loss) before income taxes.......   $(16,849)   $ (8,427)   $(57,897)   $  8,995
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


6.  ASSET SALES

    On April 27, 2001, the Company completed the sale of the nutritional products portion of its foodservice segment to Hormel Foods Corporation for $64.8 million cash of which $6.5 million was placed in escrow until July 2002. The Company applied approximately $49.1 million of the net after-tax proceeds to permanently reduce debt and expects to apply a portion of any escrow funds released to the Company to further reduce debt. The nutritional products, which were sold primarily to hospitals and nursing homes, represented approximately $50 million and $34 million of net sales in fiscal 2000 and the seven months ended April 30, 2001, respectively.

    In March 2001, the Company entered into a letter of intent to sell its Michigan Sugar Company subsidiary, which owns four sugar beet factories, to a grower-owned agricultural cooperative for $55 million cash, $10 million in deferred payments and the assumption of $18 million in industrial development bonds. Under the terms of the letter of intent, the cooperative must have secured financing and subscribed sugarbeet growers by October 1, 2001, to complete the transaction. In the event the closing is delayed beyond that date, the letter of intent provides that the Company will manage the four Michigan factories and market the refined sugar processed under a lease and management agreement with the cooperative in order to process the 2001 crop. The Company and the cooperative will enter into a sales and marketing agreement under which the Company will continue to market the refined sugar processed by Michigan Sugar Company following the sale. The transaction is subject to the negotiation of a definitive agreement and approval by the Company's Senior Lenders and the Bankruptcy Court. The letter of intent expires March 31, 2002.


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

                                                                            Accrued
                                                             Amounts       Balance at
                                                  Total      Paid in        June 30,
                                                 Charge    Fiscal 2001        2001
                                                 -------   -----------     ----------
 Accrual for cash charges:
  Severance for approximately 280 employees...   $ 3,203        $2,444       $  759
  Environmental Costs.........................     6,245           182        6,063
  Abandoned lease commitments and other
     cash costs...............................     2,026           590        1,436
                                                 -------        ------       ------
       Total..................................   $11,474        $3,216       $8,258
                                                 =======        ======       ======

    Severance costs for employees at the affected production facilities was estimated based upon the positions eliminated and the Company's severance policy or collective bargaining agreements and does not include any portion of the employees' salary through their severance dates. The Company estimates that all of the accrued severance will be paid during fiscal 2001.

    The Company accrued $6.2 million related to expected environmental exit costs associated with the California and Florida facilities. The Company expects it will be required to incur costs to remediate certain production areas, including the removal or capping of certain former production settling ponds. The Company expects to spend approximately $0.3 million during fiscal 2001, with the remaining amounts estimated to be expended over a 3 to 5 year period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity

    On January 16, 2001, the Company and substantially all of its subsidiaries filed petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the District of Delaware (the "Bankruptcy Court"). The Company is managing its business as a debtor-in-possession subject to Bankruptcy Court approval for certain actions the Company takes. On August 7, 2001, the Bankruptcy Court confirmed the Company's Second Amended and Restated Joint Plan of Reorganization (the "Plan"). The Company expects that the Plan will become effective and the Company will emerge from bankruptcy in August 2001, after closing the exit financing and replacement receivable securitization transactions described below.

    Prior to the Company's filing for protection under chapter 11 of the U.S. Bankruptcy Code, the Company was in default under certain financial covenants in its Senior Credit Agreement. The Company did not make its required interest payments which were due on December 15, 2000 and June 15, 2001, on the Subordinated Debt.

    The Plan provides that, upon consummation, current holders of the Subordinated Debt and certain other unsecured creditors will receive common equity in the restructured entity in satisfaction of their debt obligations. Current holders of the common equity of the Company will receive 200,000 shares of common stock representing 2.0% of the common equity in the restructured entity and 7-year warrants to purchase an additional 1,111,111 shares of common stock representing 10.0% of the restructured entity on a diluted basis. These share numbers and ownership percentages exclude shares issuable upon the exercise of options to be granted in connection with the long-term management incentive plan to be adopted by the Company as part of the reorganization proceedings.

    Additionally, the Plan provides that certain former employees and directors who were participants in non-qualified pension and deferred compensation plans, will receive common stock or, at their option, cash and a non-interest bearing note for 60% of their allowed claim.

    The Company entered into a debtor-in-possession financing agreement (the "DIP Facility"), which, after the final approval from the Bankruptcy Court in February 2001, provided for up to $157.3 million of revolving borrowings as a source of liquidity during the reorganization. Availability under the DIP Facility is reduced by the remaining amounts outstanding under the pre-petition revolving credit facility. An additional $35 million of borrowings was available over and above the amounts that were previously available under its pre-petition revolving credit agreement; that portion of the DIP Facility expired March 31, 2001. The Company's sugar production operations require substantial seasonal working capital. This seasonal requirement generally peaks during the Company's second fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made. The DIP Facility matures on the earlier of August 31, 2001 or when the Plan becomes effective. The daily interest rates on borrowings under the DIP Facility are at the prime rate plus 2.5%. On April 27, 2001, the amounts available under the revolving credit portion of the Senior Credit Agreement and DIP Facility were reduced by $49.1 million in connection with the use of a portion of the proceeds from the sale of the nutritional business to pay down debt. The Company expects to apply a portion of any escrow funds released to the Company to further reduce debt. On August 7, 2001, unused available borrowing capacity under the DIP Facility was $26.0 million. The Company believes that the DIP Facility will provide adequate financing to meet the Company's working capital and operational needs during the reorganization.

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

    In addition, the Company has a commitment from existing lenders to provide approximately $256.1 million of Exit Financing when the Plan becomes effective, of which $117.1 million will be available for revolving credit purposes through September 2004 and the remainder for term loans with a final maturity in December 2006. Exit Financing will be used to retire borrowings under the DIP Facility and the Company's existing Senior Credit Agreement. Prior to January 1, 2001, interest on borrowings under the Senior Credit Agreement was at a Eurodollar rate plus a margin ranging from 3% to 4%. Effective January 16, 2001, interest rates are based upon the prime rate plus a margin ranging from 2% to 3%. At June 30, 2001, the Company had an interest rate swap agreement with a major financial institution in which the Company pays a fixed interest rate of 6.01% on a $109.5 million notional amount and receives a floating amount based on the three month LIBOR index. Interest rate swap agreements with a notional amount totaling $90 million were cancelled during the three months ended March 31, 2001.

    The Company also has obtained Bankruptcy Court approval of a modified $110.0 million receivables purchase facility (the "Securitization Facility") which is expected to continue in place through the pendency of the reorganization. The Securitization Facility allows the Company to sell certain accounts receivables on a non-recourse basis. Prior to January 16, 2001, receivables were sold under the agreement at discount rates based on a commercial paper rate plus a margin of 0.7%. Effective January 16, 2001, discount rates are based on the prime rate plus a margin of 2.25%. At June 30, 2001, the Company had sold $59.5 million of accounts receivable under the Securitization Facility. The securitization facility expires on the earlier of the date the Company emerges from bankruptcy or August 31, 2001.

    A condition to effectiveness of the Plan is replacement of the Securitization Facility with other financing upon consummation of the Plan. The Company has a commitment from GE Capital for a $110.0 million replacement revolving receivables purchase facility to be entered into when the Plan becomes effective.

    The Company's ability to meet its ongoing liquidity and capital requirements is dependent upon, among other things, the ability to satisfy the conditions necessary for the Plan to become effective, the ability to comply with debtor-in-possession, exit financing and replacement accounts receivable securitization agreements, the ability to generate sufficient cash from operations and financing sources to meet obligations and, ultimately, its return to future profitable operations. Should the Plan not become effective by August 31, 2001, the Company currently believes the DIP Facility and Securitization Facility could be extended or replaced.

    The Company's capital expenditures for fiscal 2001 are expected to approximate $10 million, primarily for environmental, safety and production replacement projects.

Results of Operations

    Net sales decreased $94.0 million, or 20.2%, for the three months and $190.8 million or 14.0% for the nine months ended June 30, 2001 compared to 2000 due to lower refined sugar sales volumes, and a decline in refined sugar sales prices. Such decreases, which affected both the sugar and foodservice segments, were partially offset by higher nonsugar prices in the foodservice segment. The decline in sugar sales was due in part to a $31.2 million sale to the government under a USDA tender program, in the third fiscal quarter of 2000. Excluding the tender sale, sugar volume declined 14% for the three months and 9% for the nine months ended June 30, 2001, while prices declined 4% and 7% for the same periods. Closure of two beet sugar factories in December 2000 contributed to lower refined sugar sales volumes. The sale of the nutritional products business in April 2001 also contributed to lower foodservice segment sales.

    Cost of sales decreased $77.6 million or 18.1% for the three months and $147.4 million or 11.8% for the nine months ended June 30, 2001. The changes in sales and cost of sales resulted in a decrease in gross margin as a percent of sales from 8.3% to 5.9% for the three-month and from 8.7% to 6.5% for the nine-month periods. By segment for the quarter, sugar gross margin as a percent of sales decreased from 7.7% to 3.8% and foodservice gross margin as a percent of sales increased from 10.5% to 13.4%. The increase in gross margin for the foodservice segment was primarily due to higher nonsugar sales prices and a decrease in raw sugar costs. The decrease in gross margin for the sugar segment is primarily due to higher energy and other manufacturing costs, as well as significantly lower sales prices for refined sugar, which more than offset the benefits from lower raw sugar costs. Higher energy costs accounted for approximately $6.8 million and $20.8 million of the decline in the sugar segment gross margin for the three and nine month periods, respectively. The decline in refined sugar prices reduced margins significantly in the Company's sugarbeet processing operations, where the Company shares in the net revenues from refined sugar with the growers. The effect on the California sugarbeet factories of extended campaign operations in the first quarter, resulting from a large, but low quality, sugarbeet crop, also increased manufacturing costs. Additionally, the California operations experienced interruptions in processing as a result of rain delays and one factory was temporarily shut down a number of days due to high energy costs.

    An oversupplied domestic sugar market in fiscal 2000 resulted in historically low refined sugar prices. Certain actions in late fiscal 2000, including a government sugar purchase, a payment-in-kind program and the forfeitures of sugar under loan to the Commodity Credit Corporation, helped reduce the anticipated supply of sugar in fiscal 2001, which resulted in some increase in industrial market prices beginning in mid-October 2000. Raw sugar prices also increased during the quarter, rising faster than refined sugar prices. A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and extend for up to one year. Additionally, the Company prices a portion of its raw sugar purchases in advance of the time of delivery either through pricing provisions of its raw sugar contracts or through hedging transactions in the raw sugar futures market. As a result, the Company's realized sales prices, as well as its realized raw sugar costs, lagged market price changes for the periods ended June 30, 2001. The Company contracted a significant portion of industrial sugar sales for fiscal 2001 prior to the increase in prices, consequently the Company did not realize the entire impact of the price increase during the periods ended June 30, 2001 and its margins were lower. The Company expects that its margins will continue to be lower for the remainder of fiscal 2001, which may cause the Company to incur additional significant losses and negative cash flows from operations.

    Future operating results will not include the Company's nutritional products business which was sold in April 2001. The foodservice segment includes sales of nutritional products of approximately $50 million and $34 million for fiscal 2000 and the seven months ended April 30, 2001, and a resulting gross margin of approximately $16 million and $11 million, respectively.

    Selling, general and administrative costs increased $0.4 million or 2.3% for the three months ended June 30, 2001 compared to 2000 due to a $1.2 million severance charge incurred in connection with a reduction in force offsetting the results of cost savings initiatives. The nine months ended June 30, 2001 also included $3.2 million of costs incurred prior to January 16, 2001 relating to the Company's preparation to file a petition for relief under chapter 11 of the U.S. Bankruptcy Code. Costs related to the reorganization, primarily legal and professional fees since the petition date, are identified separately in Reorganization Costs.

    Interest expense decreased $8.2 million for the three months and $15.3 million for the nine months ended June 30, 2001 compared to 2000. Interest on the Subordinated Debt since January 16, 2001, totaling $11.2 million, including $6.1 million for the third quarter, has not been accrued. Contractual interest cost decreased $2.1 million for the three months and $4.2 million for the nine months ended June 30, 2001, as a result of lower overall borrowing levels resulting from the sale of the nutritional products business in April 2001, sale of marketable securities in fiscal 2000 and lower inventory levels. The Company incurred higher interest rates for the periods as both the DIP Facility and the amended Securitization Facility provide for increases in interest rate basis during the bankruptcy period. Accordingly, interest cost in the future may continue to be higher.

    The Company adopted SFAS 133 on October 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect of an accounting change, net of tax, to net income of approximately $2.4 million to recognize the fair value of the Company's interest rate swaps which are not eligible for hedge accounting under SFAS 133. The fair value of the interest rate swaps increased $0.4 million for the three months and declined $6.8 million for the nine months ended June 30, 2001, which is recognized on the income statement as "Change in fair value of interest rate swaps".

    The realized securities gains of $35.9 million included in the prior year's nine months results were due to the sale of the majority of the Company's marketable securities portfolio.

    Other Income increased $0.6 million for the three months and $5.1 million for the nine months ended June 30, 2001 compared to 2000 primarily due to realized gains on the settlement of certain trade liabilities and gains from selling certain emissions reduction credits from nonoperating facilities in California in the first quarter.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company uses raw sugar futures and options in its inventory purchasing programs and natural gas futures, options and swaps to hedge natural gas used in its manufacturing operations.

    The information in the table below presents the Company's domestic raw sugar futures positions outstanding as of June 30, 2001. The Company's raw sugar options positions are not material to its consolidated financial position, results of operations or cash flows.

                                                             Expected Maturity
                                                         Fiscal 2001    Fiscal 2002
                                                         ------------   -----------
Domestic Raw Sugar
------------------
 Futures Contracts:
 Contract Volumes (cwt.) - net long(short)positions...      (174,720)       628,320
 Weighted Average Contract Price (per cwt.)...........    $    21.00    $     21.01
 Contract Amount......................................    $3,669,000    $13,203,000
 Weighted Average Fair Value (per cwt.)...............    $    21.07    $     21.04
 Fair Value...........................................    $3,681,000    $13,221,000




                                                              Expected Maturity
                                                                 Fiscal 2002
                                                                 -----------
World Raw Sugar
---------------
 Futures Contracts:
 Contract Volumes (cwt.) - net long positions.........             1,001,280
 Weighted Average Contract Price (per cwt.)...........           $      8.19
 Contract Amount......................................           $ 8,197,000
 Weighted Average Fair Value (per cwt.)...............           $      9.09
 Fair Value...........................................           $ 9,104,000


    The above information does not include either the Company's physical inventory or its fixed price purchase commitments for raw sugar.

    The information in the table below presents the Company's natural gas futures and basis swaps positions outstanding as of June 30, 2001. The Company's natural gas options positions are not material to its consolidated financial position, results of operations or cash flow.

                                                                      Expected Maturity
                                                         Fiscal 2001      Fiscal 2002   Fiscal 2003
                                                       -----------------   -----------   -----------
Natural Gas
-----------
 Futures Contracts:
 Contract Volumes (mmbtu) - net long positions...             900,000     9,150,000     5,400,000
 Weighted Average Contract Price (per mmbtu).....          $     3.55   $      4.41   $      3.87
 Contract Amount.................................          $3,199,000   $40,349,000   $20,880,000
 Weighted Average Fair Value (per mmbtu).........          $     3.13   $      3.53   $      3.58
 Fair Value......................................          $2,821,000   $32,305,000   $19,345,000



                                                                      Expected Maturity
                                                         Fiscal 2001      Fiscal 2002   Fiscal 2003
                                                      -----------------   -----------   -----------
 Basis Swaps Contracts:
 Contract Volumes (mmbtu) - fixed for floating...             600,000     2,340,000       100,000
 Weighted Average Contract Price (per mmbtu).....          $     1.95   $      1.03   $      1.44
 Contract Amount.................................          $1,170,000   $ 2,407,000   $   144,000
 Weighted Average Fair Value (per mmbtu).........          $     2.95   $      0.57   $      0.69
 Fair Value......................................          $1,768,000   $ 1,335,000   $    69,000


    The Company's position in derivative financial instruments and other derivative instrument has not changed materially since September 30, 2000, except for the cancellation of interest rate swaps with a notional amount of $90 million through December 31, 2003, which provided for the payment of interest at a fixed rate of 5.83% and the receipt of interest at the three month LIBOR index.


PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities

    Prior to the Company's filing for protection under chapter 11 of the U.S. Bankruptcy Code on January 16, 2001, the Company was in default with certain financial covenants of its Senior Credit Agreement. The Company did not make its required interest payments on its Subordinated Debt due on December 15, 2000 and June 15, 2001.

Item 6.   Exhibits and Reports on Form 8-K

    (a) Exhibits.

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


                                          IMPERIAL SUGAR COMPANY
                                               (Registrant)



Dated:  August 13, 2001                   By:/s/ Mark Q. Huggins
                                             -------------------
                                             Mark Q. Huggins
                                             Managing Director and
                                             Chief Financial Officer
                                             (Principal Financial Officer)