Form 10-K405
period 2001-09-30
IMPERIAL SUGAR CO /NEW/
filed 2001-12-31
CIK 831327

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2001        Commission File No. 1-10307

                            IMPERIAL SUGAR COMPANY
            (Exact name of registrant as specified in its charter)

             Texas                                 74-0704500
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

One Imperial Square, 8016 Highway 90-A, P.O. Box 9, Sugar Land, Texas 77487-0009
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (281) 491-9181

          Securities registered pursuant to Section 12(b) of the Act:

                    Name of each exchange
Title of each class  on which registered
-------------------  -------------------
       None            Not applicable

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, without par value
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

   There were 10,000,000 shares of the registrant's common stock outstanding on December 28, 2001. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 28, 2001, based on the last reported trading price of the registrant's common stock on the OTC Bulletin Board on that date, was approximately $50 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for registrant's 2002 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART I

ITEM 1   Business.............................................................................  1
ITEM 2.  Properties........................................................................... 12
ITEM 3   Legal Proceedings.................................................................... 12
ITEM 4   Submission of Matters to a Vote of Security Holders.................................. 12
         Executive Officers of the Registrant................................................. 13

                                             PART II
ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters................ 15
ITEM 6.  Selected Financial Data.............................................................. 17
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations 18
ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk............................ 26
ITEM 8.  Financial Statements and Supplementary Data.......................................... 28
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 28

                                            PART III
ITEM 10. Directors and Executive Officers of the Registrant................................... 29
ITEM 11. Executive Compensation............................................................... 29
ITEM 12. Security Ownership of Certain Beneficial Owners and Management....................... 29
ITEM 13. Certain Relationships and Related Transactions....................................... 29

                                             PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 30

                               -----------------

                          Forward-Looking Statements

   Statements regarding market prices and margins, future operating results, sugarbeet acreage, operating efficiencies, future government action, cost savings, the future status of financing arrangements, our liquidity and ability to finance our operations, proposed sales of assets or businesses, and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

 . expect  . project    . estimate
 . believe . anticipate . plan
 . intend  . could      . should
 . may     . predict    . budget.


   Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets, court decisions and actions, the results of negotiations, actual or threatened acts of terrorism or armed hostilities and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

                                    PART I

ITEM 1. Business

Overview

   Imperial Sugar Company is the largest processor and marketer of refined sugar in the United States and is a leading distributor of sugar, sauces, seasonings, drink mixes and desserts to the foodservice industry.

   On August 29, 2001, Imperial Sugar and substantially all of its subsidiaries emerged from protection under the U.S. Bankruptcy Code, under which they filed for relief on January 16, 2001. Under our plan of reorganization, our old common stock was canceled, our bondholders and some of our creditors received 98% of the stock of our reorganized company and some of our creditors received reduced cash and deferred payment settlements. Upon emergence from bankruptcy, our debt aggregated approximately $230 million. Our debt agreements contain various financial covenants which, among other things, require that we maintain compliance with certain financial ratios and limits. The financial covenants were set at levels based on financial projections prepared in connection with our plan of reorganization, become more restrictive over time and do not accommodate significant downward variations in operating results. Our plan of reorganization and the related financial projections were predicated on the improvements in the domestic refined sugar market from the historic lows recently experienced which, along with the deleveraging effects of the reorganization, are expected to return our company to a more sound financial basis. We have a very limited operating history since our emergence from bankruptcy, and the refined sugar market, while significantly improved over the prior year, has not demonstrated that it will attain and sustain the levels included in our projections. Consequently, there can be no assurances that we will achieve the results included in our projections.

   While we are currently in compliance with all financial covenants of our debt agreements, our current forecast indicates that we may not meet certain of these covenants during fiscal 2002 absent significant asset sales. Should we not achieve the compliance targets, we may be required to request an amendment of the agreements or a waiver of non-compliance from our lenders and there are no assurances that our lenders will be willing to provide such waiver or amendment.

   We have applied reorganization and fresh start accounting adjustments to our consolidated balance sheet as of August 29, 2001. Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start accounting is applied. We had net losses during each of our past four fiscal years. These losses have been attributable to a number of factors, including low refined sugar prices, high sugarbeet costs, low margins between raw sugar and refined sugar prices, abnormal weather affecting crop yields, sugarbeet quality, high energy costs, plant closure costs and debt service costs. Our return to profitability depends in part on the successful implementation of our reorganization plan and on other events beyond our control, including competition and government policies.

   We operate in two domestic business segments--the sugar segment, which produces and sells refined sugar and related products, and the foodservice segment, which sells and distributes numerous products to foodservice customers. For the year ended September 30, 2001, our sugar segment accounted for approximately 77% and our foodservice segment accounted for approximately 23% of our consolidated net sales. In April 2001, we sold our nutritional products business, which accounted for $34 million of net sales for the year ended September 30, 2001, or approximately 15% of net sales for our foodservice segment prior to the disposition. In December 2001, we sold our custom-assembled and packaged disposable meal kits business, which accounted for $27 million, or 7.6%, of net sales for our foodservice segment for the year ended September 30, 2001. On a pro forma basis after giving effect to these sales, segment sales for the year ended September 30, 2001 would have been 80% for our sugar segment and 20% for our foodservice segment. We manage our two segments separately because each business requires different production techniques and marketing strategies. Please read the segment information in note 13 of our consolidated financial statements which we incorporate into this discussion of our business.

   We refine raw cane sugar at refineries located in Texas, Georgia and Louisiana and produce beet sugar at beet sugar factories located in California, Wyoming and Montana. For the year ended September 30, 2001, we sold approximately 50 million hundredweight ("cwt") of refined sugar. Our foodservice segment currently operates five facilities in California, Georgia, Indiana, Iowa and Ohio.

   We offer a broad product line and sell to a wide range of customers directly and through wholesalers and distributors. Our sugar segment customers include retail grocers and industrial customers, principally food manufacturers. Our foodservice segment customers include distributors, restaurants, healthcare institutions, geriatric centers and schools. Our sugar products include granulated, powdered, liquid and brown sugars sold in a variety of packaging options (one pound boxes to 100-pound bags, individual packets and in bulk) under various brands (Imperial(R), Holly(R), Spreckels(R), Dixie Crystals(R), Pioneer(R) and Wholesome Sweeteners(TM)) or private labels. In addition, we produce selected specialty sugar products, including Savannah Gold(TM) (a premium-priced, free-flowing brown sugar), Sucanat(TM) (sugar milled from organically grown sugar cane) and specialty sugars used in confections and icings. Our foodservice segment sells sugar in packages from 50-pound bags to individual packets to foodservice customers, along with complementary non-sugar products, including salt, pepper and other seasonings, non-nutritive sweeteners, non-dairy creamers, sauces, drink mixes and desserts. We have a broad customer base and no single customer accounted for 10% or more of our consolidated sales for the year ended September 30, 2001.

   Imperial Sugar Company was incorporated in 1924 and is the successor to a cane sugar plantation and milling operation begun in Sugar Land, Texas in the early 1800s that began producing granulated sugar in 1843. In 1988, we purchased Holly Sugar Corporation and in April 1996, we acquired Spreckels Sugar Company. We completed our acquisition of Savannah Foods & Industries, Inc. in December 1997 and we acquired Wholesome Sweeteners L.L.C. in September 1998 and Diamond Crystal Specialty Foods, Inc. in November 1998.

Overview of the Sugar Industry

   Refined sugar can be produced by either processing sugarbeets or refining raw sugar produced from sugar cane. The profitability of cane sugar and beet sugar operations is affected by government programs designed to support the price of domestic crops of sugar cane and sugarbeets. These government programs affect cane sugar and beet sugar operations differently.

  Cane Sugar Production Process

   Sugar cane is grown in tropical and semitropical climates throughout the world. Sugar cane is processed into raw sugar by raw cane mills promptly after harvest. Raw sugar is approximately 98% sucrose and may be stored for long periods and transported over long distances without affecting its quality. Raw cane sugar imports currently are limited by United States government programs.

   Cane sugar refineries like those we operate purify raw sugar to produce refined sugar. Operating results of cane sugar refineries are driven primarily by the spread between raw sugar and refined sugar prices.

  Beet Sugar Production Process

   In contrast to sugar cane, sugarbeets can grow wherever a five-month growing season is possible. In the United States, sugarbeets are grown in California, Colorado, Idaho, Michigan, Minnesota, Montana, Nebraska, North Dakota, Ohio, Oregon, South Dakota, Washington and Wyoming. Harvest periods depend on the growing area, but generally are in the early fall, except in California, where spring and summer harvests also occur.

   Sugarbeets are highly perishable and must be processed into refined sugar quickly after harvest to avoid deterioration. Sugarbeets may be stored in piles for short periods while awaiting processing where temperatures are sufficiently cool. Sugarbeets are converted to refined sugar through a single continuous process at beet sugar factories. Beet sugar factories are located near the areas in which sugarbeets are grown in order to reduce freight costs and the risk of deterioration before processing.

   Our staggered harvest seasons with respect to the sugarbeet acreage supplying our sugarbeet production facilities allow us to produce beet sugar year-round even though the production campaign at any single facility generally lasts no more than 180 days. Operating results are driven primarily by the quantity and quality of sugarbeets dedicated to the factory and the net sales prices received for the refined beet sugar. Under industry practice, the beet processor shares a portion of the net sales price with growers through various participation or recovery contracts or cooperative arrangements.

  Government Regulation

   Federal government programs have existed to support the price of domestic crops of sugarbeets and sugar cane almost continually since 1934. The regulatory framework that currently affects the domestic sugar industry includes the Federal Agricultural Improvement and Reform Act of 1996, or the Farm Bill. The Farm Bill provides for loans on sugar inventories to first processors (i.e., raw cane sugar mills and beet processors) and implements a tariff rate quota that limits the amount of raw and refined sugar that can be imported into the United States. In addition, the North American Free Trade Agreement, or NAFTA, adopted in 1994, limits the amount of sugar that can be imported to and exported from Mexico. To date, NAFTA had a lesser impact on the United States sugar market than the Farm Bill. However, NAFTA may have a greater impact on both demand and supply in the future as its provisions come into effect. Please read "--Sugar Legislation and Other Market Factors."

  Domestic Demand

   Domestic demand for refined sugar has increased each year since 1986 (after an earlier period in which sugar consumption fell due primarily to a switch by soft-drink manufacturers from refined sugar to high-fructose corn syrup), and the annual rate of growth over the five-year period ended September 30, 2001 has ranged from 1.5% to 2.0%.

  Domestic Supply

   Reduced demand in the early 1980s due primarily to the switch of soft drink manufacturers to high-fructose corn syrup was absorbed principally by capacity reductions in the cane sugar refining sector. Approximately one-third of domestic cane sugar refining capacity was eliminated between 1981 and 1988. Cane sugar refining capacity remained relatively flat from 1988 until 1998, when construction of a refinery in Florida with a rated annual capacity of approximately 10 million cwt was completed. Growth in refined sugar demand during the last decade has been largely satisfied through increased beet sugar production. In recent years, there have been a number of expansions to existing beet sugar factories to allow for an increase in acreage dedicated to sugarbeets.

  Domestic Refined Sugar Prices

   Given the existing domestic supply and demand situation and the current status of government regulation, the price of refined sugar in the United States in recent years has been driven primarily by the amount of beet sugar supply. Historically, good crop years have led to relatively soft refined sugar prices, and weak crop years have led to relatively strong refined sugar prices.

Our Business

  Sugar Segment

   Imperial Sugar is the leading processor and marketer of refined sugar in the United States. Our sugar segment customers include both retail grocers and industrial customers, principally food manufacturers.

   The principal product line in our sugar segment is refined sugar, which accounted for approximately 72% of our consolidated net sales and approximately 94% of sugar segments sales for twelve months ended September 30, 2001. We have a relatively well-balanced combination of cane sugar and beet sugar sales, with cane sugar constituting approximately 70% and beet sugar constituting 30% of our refined sugar sales for the year ended September 30, 2001. We market our sugar products to retail grocery and industrial customers by direct sales and through brokers.

   Grocery Sales--We produce and sell granulated white, brown and powdered sugar to grocery customers in packages ranging from one-pound boxes to 25-pound bags. Retail packages are marketed under the trade names:

 . Imperial(R)          . Pioneer(R)
 . Spreckels(R)         . Holly(R)
 . Dixie Crystals(R)    . Wholesome Sweeteners(TM)

and also are sold under retailers' private labels. We generally sell private label packaged sugar, which represents a significant percentage of our grocery sales, at prices lower than those for branded sugar. Our business strategy is to seek to capitalize on our well-known brands to increase sales of our higher-margin branded products as a percentage of total grocery sales. For the year ended September 30, 2001, our sales of refined sugar products to retail grocery customers accounted for approximately 31% of our sugar segment sales.

   Industrial Sales--We produce and sell refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers principally purchase sugar for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts with terms of one year or less. Industrial sales generally provide lower margins than grocery sales. For the year ended September 30, 2001, our sales of refined sugar products to industrial customers accounted for approximately 63% of our sugar segment sales.

   Specialty Product Sales--We also produce and sell specialty sugar products to grocery and industrial customers. Specialty sugar products include:

    . Savannah Gold(TM) (a premium-priced free flowing brown sugar marketed primarily to industrial customers)

    .  edible molasses

    .  syrups

    .  sucanat (sugar milled from organically grown sugar cane)

    .  sugar produced from organically grown sugar cane

    .  specialty sugars used in confections, fondants and icings.

   We also market artificial sweeteners including Sweet Thing(R), a saccharin-based sweetener, and Sweet Thing II(R), an aspartame-based sweetener.

  Foodservice Segment

   Our foodservice segment sells numerous products to our foodservice customers ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer, sauces, seasonings, drink mixes and desserts. Our foodservice segment customers include restaurants, healthcare institutions, geriatric centers, schools, and other institutions.

   During the year ended September 30, 2001, sugar products sold in our foodservice segment accounted for approximately 13% of our consolidated net sales and for approximately 58% of our foodservice segment sales. In April 2001, we sold our nutritional products business to Hormel Foods, Inc. In December 2001, we sold our custom-assembled and packaged disposable meal kits business to Tyco International (US) Inc. The nutritional products business accounted for approximately 13% of our foodservice segment sales for the year ended September 30, 2000. For the year ended September 30, 2001, the nutritional products business accounted for approximately 9.5% and the disposable meal kits business accounted for approximately 7.6% of net sales for our foodservice segment.

  By-Products

   Our sugar segment sells by-products from our beet sugar processing as livestock feeds to dairymen, livestock feeders and livestock feed processors. These by-products include beet pulp and molasses. The major portion of the beet pulp and molasses produced from sugarbeet operations is sold during and shortly after the sugar-making campaigns. By-products from beet sugar processing are marketed in the United States, Europe and Japan. Both the domestic and export markets are highly competitive because of the availability and pricing of by-products of other sugarbeet processors and corn wet millers, as well as other livestock feeds and grains. The market price of our by-products relative to the price of competitive feeds and grains is the principal competitive determinant. Among other factors, the weather and seasonal abundance of such feeds and grains may affect the market price of by-products.

  Beet Seed

   We also develop, produce and market commercial seed to beet growers under contract to us as well as to growers under contract to grow for other beet sugar processors. We do not sell, nor do we authorize our growers to use, genetically modified seed in their production programs. Our beet seed operations are conducted primarily in Sheridan, Wyoming and Tracy, California.

   We also are active in sugarbeet disease control, as sugarbeet growing areas have varying levels of diseases that affect sugarbeet quality and quantity as well as the cost of processing. We have a sugarbeet plant pathology disease control research laboratory in Tracy, California that develops and implements disease control strategies for all of our sugarbeet growing areas. We also have an agreement with ADVANTA SEEDS, a partnership of D.J. van der Have B.V. and Societe Europeenne de Semences, N.V., S.A., granting ADVANTA access to our proprietary beet seed breeding material for varietal seed development in exchange for the exclusive marketing rights to ADVANTA's beet seed in certain markets in the United States, Canada and Mexico.

Sales and Marketing

   We sell products in our sugar segment and in our foodservice segment directly through our sales force and through independent brokers. We maintain sales offices at our offices in Sugar Land, Texas and Savannah, Georgia and at regional locations across the United States. We consider our marketing and promotional activities important to our overall sales effort. We advertise our brand names in both print and broadcast media and distribute various promotional materials, including discount coupons and compilations of recipes.

Manufacturing Facilities

   We own and operate three cane sugar refineries and nine sugarbeet factories. Each facility is served by adequate transportation and is maintained in good operating condition. The facilities operate continuously when in operation. The following table shows the location and capacity of each of our refineries and processing plants:

                          Approximate Daily
                          Melting Capacity
Cane Sugar Refineries   (Pounds of Raw Sugar)
---------------------   ---------------------
Port Wentworth, Georgia       6,300,000
Gramercy, Louisiana....       4,200,000
Sugar Land, Texas......       4,000,000
                             ----------
   Total...............      14,500,000
                             ==========

                       Approximate Daily
                        Slicing Capacity
Beet Sugar Factories  (Tons of Sugarbeets)
--------------------  --------------------
Brawley, California..         9,000
Mendota, California..         4,200
Caro, Michigan*......         4,000
Carrollton, Michigan*         3,400
Sebewaing, Michigan*.         6,000
Croswell, Michigan*..         4,000
Sidney, Montana......         7,000
Torrington, Wyoming..         5,700
Worland, Wyoming**...         3,600
                             ------
   Total.............        46,900
                             ======

--------
* Factory owned by Michigan Sugar Company, a subsidiary of Imperial Sugar; currently leased and proposed for sale to Michigan Sugar Beet Growers, Inc.
** Leased to Washakie Beet Growers Association for 2001 crop season.

   We have concluded that our long-term interests would be best served by the sale or lease of certain beet processing operations. Following our filing for relief under the U.S. Bankruptcy Code, we explored avenues for rationalizing capacity, reducing cash flow volatility and shifting our focus to high-value functions such as marketing and distribution.

   To that end, in August 2001, we entered into an agreement to sell our Michigan Sugar Company subsidiary to a grower-owned cooperative, Michigan Sugar Beet Growers, Inc. In this connection, we currently are leasing the four Michigan factories to the cooperative and are managing and operating these factories for the cooperative. The lease agreement provides that the cooperative (1) pay all expenses necessary to operate the four factories and
(2) pay us a lease management fee based on the number of tons of sugarbeets received at these factories for processing.

   We currently are renegotiating the agreement for the sale of Michigan Sugar Company with the cooperative and have reached an agreement in principle with respect to revised terms of the sale. Under the revised terms, we would receive $25 million cash and $20 million in deferred payments, and the cooperative would assume $18 million in industrial development bonds. We would enter into a sales and marketing agreement under which we would continue to market the refined sugar processed by Michigan Sugar Company following the sale. Any renegotiated agreement would require approval from our lenders. We cannot assure you that we will renogotiate successfully the definitive agreement for the sale of Michigan Sugar, that our lenders will approve any renegotiated agreement, or that the sale will occur. Whether we sell or continue to lease these factories, we expect to continue to market all refined sugar products manufactured by these factories for a minimum period of ten years.

   We also have an agreement with the Washakie Beet Growers Association under which the association is leasing our beet processing factory in Worland, Wyoming for the 2001 crop year for a lease payment of $500,000, payable in five monthly installments. The growers are responsible for all factory operating expenses. We are providing marketing and management services to the growers association. The bankruptcy court approved this agreement. We currently are discussing the possible sale of this factory to the growers association, but have not reached a definitive agreement.

   We believe these proposed disposition transactions are in our best interest because they are designed to reduce our financial leverage, reduce our exposure to the agricultural and operational risks of operating the factories as well as cash flow volatility, and allow us to reduce selling, general and administrative costs.

   We operate an ion exclusion facility in Hereford, Texas to separate refined sugar from molasses, and also use the facility as a distribution center. We ceased sugar production at our Clewiston, Florida cane sugar refinery in October 2000, and continue to use the facility as a distribution center. We ceased sugar production at our Tracy and Woodland, California beet sugar facilities in December 2000 and currently use these facilities as distribution centers.

   We also operate five foodservice manufacturing facilities. The location and approximate square footage of our foodservice manufacturing facilities, each of which we own, is:

Foodservice Manufacturing Facilities Square Feet
------------------------------------ -----------
 Savannah, Georgia..................   314,500
 Bondurant and Mitchellville, Iowa..   152,513
 Perrysburg, Ohio...................   131,000
 Visalia, California................   101,500
 Indianapolis, Indiana..............    63,240

Raw Materials and Processing Requirements

  Raw Cane Sugar

   We currently purchase raw cane sugar from domestic sources of supply located in Louisiana, Florida and Texas, as well as from various foreign countries. The availability of foreign raw cane sugar is determined by the import quota level designated by applicable regulation.

   The terms of raw cane sugar contracts vary. Raw cane sugar purchase contracts can provide for the delivery of a single cargo or for multiple cargoes over a specified period or a specified percentage of the seller's production over one or more crop years. Contract terms may provide for fixed prices but generally provide for prices based on the futures market during a specified period of time. The contracts provide for a premium if the quality of the raw cane sugar is above a specified grade or a discount if the quality is below a specified grade. Contracts generally provide that the seller pays freight, insurance charges and other costs of shipping.

   We contract to purchase raw cane sugar substantially in advance of the time we deliver the refined sugar produced from that purchase. Historically, the majority of our industrial sales are under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using the raw sugar futures market.

   We have access to approximately 350,000 short tons of aggregate raw sugar storage capacity, including 215,000 short tons of storage capacity at our Port Wentworth, Georgia refinery. At Port Wentworth, we have the ability to segregate our raw sugar inventory, which allows us to store bonded sugar for re-export. This capability facilitates our participation in the re-export market. We have been active in such market in the past and may be active in the future when pricing and market conditions are favorable.

  Sugarbeet Purchases

   In fiscal 2001, we purchased sugarbeets from over 1,800 independent growers, which supplied our factories with sugarbeets from approximately 280,000 acres. We purchase sugarbeets under contracts, the terms of which are negotiated with associations representing growers. We contract for acreage prior to the planting season based on estimated demand, marketing strategy, processing capacity and historical crop yields.

   The contract we use in the western United States provides for payments to the grower based on the sugar content of the sugarbeets delivered by each grower and the net selling price of refined beet sugar during the specified contract year. Most grower contracts provide for a premium to the growers for delivering beets of superior quality. The net selling price is the gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization costs for certain facilities used in connection with marketing. Use of a participating contract reduces our exposure to price risks on our refined sugar inventory by causing the price we pay on our sugarbeet purchases to vary with the price received for refined sugar.

   Our beet sugar operations depend on the quantity, quality and proximity of sugarbeets available to our factories. Sugarbeet acreage varies depending on factors such as prices anticipated by growers for sugarbeets versus alternative crops, prior crop quality, productivity, availability of irrigation and weather conditions. In addition, the quantity and cost of refined sugar subsequently produced from the sugarbeet crop may be materially affected by the acreage harvested, disease, insects and weather conditions during the growing, harvesting, processing and storage season.

   Once the sugarbeets are harvested, we purchase them and, in the Rocky Mountains, store them in piles until processed. Under sugarbeet contracts we use in the Rocky Mountains, the beet growers share the risk of deterioration of the stored sugarbeets with us. However, we contractually accept about one-half of the risk with respect to stored sugarbeets in these areas and all of the storage risk in California. We believe that the geographic diversity of our growing areas reduces the risk that adverse conditions will occur company-wide; however, we cannot assure you that our results of operations will not be adversely affected in future years by deterioration of stored sugarbeets.

  Energy

   The primary fuel we use is natural gas, although some of our factories use significant amounts of coal. We generate a substantial portion of the electricity used at our refineries and factories. We can use fuel oil at certain locations both as an alternative energy source when the price is more attractive and as a backup to natural gas in the event of curtailment of gas deliveries.

   We typically purchase natural gas and coal supplies under contracts for terms of one year or more that do not contain minimum quantity requirements. Pricing of natural gas contracts generally is indexed to a spot market index. We have used financial tools such as futures, swaps and caps to stabilize the price for gas purchases under indexed contracts, although our lack of credit availability during much of fiscal 2001 limited our ability to engage in certain hedging transactions. Coal is available in abundant supply domestically, and we are able to purchase coal competitively.

   We own a royalty interest in a coal seam methane gas project in the Black Warrior Basin of Alabama as an additional indirect hedge against futures natural gas price increases. Gas royalties received during the year ended September 30, 2001 were approximately $590,000.

   During the winter of 2000, we were adversely affected by higher energy prices throughout the regions in which we operate processing or manufacturing plants, most particularly in California, where severe energy shortages resulted in significantly higher prices. High energy prices could affect us adversely in future periods.

  Other Raw Materials

   We use foundry coke and limestone in the beet sugar extraction process. We generally purchase coke under contracts with one to three-year terms and use rail transportation to deliver the coke to factories. Domestic coke supplies may become tighter due to environmental restrictions; however, we have the option of converting existing coke-fired equipment to natural gas should the availability and economics of coke so dictate.

   We own a 50% share of a limestone quarry in Warren, Montana that supplies our Sidney, Montana and Worland, Wyoming factories with their annual limestone requirements. This quarry normally does not supply our other factories because of high freight costs. We generally purchase limestone requirements for our other factory operations from independent sources under contracts with one to five-year terms. Previously, we operated a limestone quarry in Cool, California that supplied our Northern California beet processing factories. We sold the Cool, California quarry for $100,000, plus assumption of certain environmental remediation liability, in September 2001.

Seasonality

   Sales of refined sugar are moderately seasonal, normally increasing during the summer months because of increased demand of various food manufacturers, including fruit and vegetable packers. Shipments of specialty products (brown and powdered sugar) increase in the fourth calendar quarter due to holiday baking needs. Although the refining of cane sugar is not seasonal, the production of beet sugar is a seasonal activity. Each of our beet sugar factories operates during sugar-making campaigns, which generally total 120 days to 180 days in length each year, depending on the supply of sugarbeets available to the factory. Because of the geographical diversity of our manufacturing facilities, we generally are able to produce beet sugar year-round. While the seasonal production of sugarbeets requires us to store significant refined sugar inventory at each factory, the geographic diversity and staggered periods of production enable our total investment in inventories to be reduced. Additionally, these factors reduce the likelihood that adverse weather conditions will affect all our productive areas simultaneously and aid in distribution. Sales of our foodservice products are not significantly seasonal.

Sugar Legislation and Other Market Factors

   Our business and results of operations are substantially affected by market factors, principally the domestic prices for refined sugar and raw cane sugar and the quality and quantity of sugarbeets available to us. These market factors are influenced by a variety of forces, including the number of domestic acres contracted to grow sugarbeets, prices of competing crops, weather conditions and United States farm and trade policies.

   The principal legislation currently supporting the price of domestic crops of sugar cane and sugarbeets is the Farm Bill, which became effective July 1, 1996 and extended the sugar price support program for sugar cane and sugarbeets until June 30, 2003.

  CCC Loans

   The Farm Bill obligates the Commodity Credit Corporation, or CCC, to make loans available annually to domestic first processors of sugar on existing sugar inventories from the current crop year production. CCC loans under the Farm Bill are recourse loans unless the tariff rate quota for imported sugar is set at a level in excess of 1.5 million short tons raw value, or STRV. If the tariff rate quota exceeds 1.5 million STRV, CCC loans will become non-recourse and processors will be obligated to pay participating growers a predetermined minimum support price. CCC loans mature September 30 of each year and in no event more than nine months after the month in which the loan was made. Under the Farm Bill, processors may forfeit sugar that secures CCC loans to the USDA in lieu of repaying the loans. If the tariff rate quota is below 1.5 million STRV and the value of the sugar forfeited as collateral for the loan is inadequate to cover the loan amount, the USDA may proceed against the processor to recover the difference between the loan amount and the proceeds from the sale of the forfeited sugar. Additionally, under the rules governing the CCC loans, a processor will be required to pay a penalty of approximately one cent per pound of sugar forfeited. From July to September 2000, a total of 598,000 short tons of refined sugar and 305,000 STRV of raw sugar were forfeited by various industry participants in full satisfaction of outstanding loans from the CCC in lieu of repaying the loans because the forfeited price exceeded the then current market price. We forfeited 100,000 short tons of refined sugar in fiscal 2000 in full satisfaction of $47.1 million of CCC loans. We did not borrow from the CCC in fiscal 2001.

  Tariff Rate Quota

   Under the Farm Bill, the USDA uses the import quota and the forfeiture penalty to affect sugar price supports and prevent forfeitures under the CCC loan program. The USDA annually implements a tariff rate quota for foreign sugar, which has the effect of limiting the total available supply of sugar in the United States. The tariff rate quota controls the supply of raw sugar by setting a punitive tariff on all sugar imported for domestic consumption that exceeds the permitted imported quantity and is designed to make the importation of over-quota sugar uneconomical. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar. The tariff rate quota for sugar to be allowed entry into the United States during the year ending September 30, 2002 is 1.42 million STRV. The USDA currently determines the quota by targeting an ending stocks-to-use ratio (the projected ratio of available sugar inventories to annual consumption). A portion of the quota is made available immediately with other allocations available over time depending on domestic production of raw cane sugar and refined beet sugar.

  Other Government Actions

   In an effort to reduce the oversupply of refined sugar, the U.S. government implemented a tender process and purchased a total of 132,000 short tons of refined sugar in June 2000, including 82,000 short tons we sold. In the fall of 2000, the government used a payment-in-kind, or PIK, program to dispose of part of the refined sugar owned by the government, exchanging with growers 277,000 short tons of refined sugar for not harvesting 102,000 acres planted. In the fall of 2001, the government initiated another PIK program, exchanging 194,000 short tons of refined sugar for agreements not to harvest 90,000 acres of sugarbeets.

  NAFTA

   The North American Free Trade Agreement contains provisions that allow Mexico to increase its sugar exports to the United States to up to 275,576 STRV, if Mexico is projected to produce a net surplus of sugar. The terms of NAFTA restricted Mexico's exports, which may be in the form of raw or refined sugar, to the United States to no more than 25,000 STRV annually through the year 2000. The tariff rate quota for the year ending September 30, 2002 allocates 163,140 STRV of sugar to Mexico pursuant to NAFTA. Our management believes that increased importation of raw cane sugar from Mexico could benefit us because the proximity of our Sugar Land, Texas refinery to Mexico could allow us to import raw cane sugar more economically than our competition. However, if imports are in the form of refined sugar, the domestic refined sugar market may be adversely affected.

Environmental Regulation

   Our operations are governed by various federal, state and local environmental regulations. These regulations impose effluent and emission limitations, and requirements regarding management of water resources, air resources, toxic substances, solid waste, and emergency planning.

  Environmental Permits

   We have obtained or are making application for the environmental permits required under federal, state and local regulations. We have filed environmental permit applications as required in California, Wyoming, Montana, Michigan, Texas, Georgia, Louisiana, and Florida.

  Remediation at Operating Facilities

   The soil and ground water at our Mendota, California facility has been found to have elevated concentrations of salts. We have developed a prevention plan to install a clay cap on the areas of concern and to treat the affected ground water. The prevention plan will be accomplished over a 20- to 30-year period with an expected annual cost ranging from $40,000 to $120,000. We have recorded a liability for the estimated costs of this project. Our Torrington, Wyoming facility has made significant operational modifications in order to meet more restrictive state solid waste and ground water regulations.

  Remediation at Non-Operating Facilities

   As a result of the cessation of sugar production at our facilities in Clewiston, Florida, Hamilton City, California, Tracy, California and Woodland, California, we expect we will be required to incur costs to remediate certain production areas, including the removal or capping of certain former production settling ponds in accordance with waste discharge requirements. We continue discussions with the California Regional Water Quality Control Board concerning remediation for our Tracy and Woodland facilities. Additional expenditures also may be required to comply with future environmental protection standards, although the amount of any further expenditures cannot be fully estimated. We recorded a liability of $6.2 million for estimated environmental costs in connection with the closure of these facilities.

Research

   We operate research and development centers in Sugar Land, Texas and Savannah, Georgia where we conduct research relating to:

    .  manufacturing process technology

    .  factory operations

    .  food science

    .  new product development.

In Savannah, we operate a "pilot plant" where we have developed sugar products co-crystallized with other flavors such as honey. We market the co-crystallized specialty products produced at the pilot plant.

Competition

   Our sugar segment competes with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as aspartame, saccharin and acesulfam-k. Our foodservice segment competes with a broad and diverse variety of other foodservice suppliers. Both of our principal business segments are highly competitive, where the selling price and our ability to supply a customer's needs in a timely fashion are important competitive considerations.

Employees

   At September 30, 2001, we employed approximately 3,250 year-round employees, of which approximately 250 were employed by our King Packaging subsidiary. In addition, we employ approximately 2,200 seasonal employees over the course of a year. While our Port Wentworth, Georgia refinery employs non-union labor, we have entered into collective bargaining agreements with union representatives with respect to the employees at our other sugar segment plants. Our Indianapolis, Indiana and Perrysburg, Ohio foodservice facilities operate under collective bargaining agreements, while the remainder of our foodservice facilities employ non-union labor. We believe our employee and union relationships are good.

ITEM 2. Properties

   We own each of our cane sugar refineries, sugar beet processing plants and foodservice manufacturing facilities. We own our corporate headquarters in Sugar Land, Texas and lease other office space and contract for throughput and storage at warehouses and distribution stations. We own additional acreage at our factories and refineries which is used primarily for settling ponds and as buffers from nearby communities or is leased as farm and pasture land. Substantially all of these assets are subject to liens securing our bank debt. We are actively marketing the real estate surrounding the Tracy and Woodland, California facilities. Please read "Item 1. Business--Manufacturing Facilities" and "--Raw Materials and Processing Requirements--Other Raw Materials."

ITEM 3. Legal Proceedings

   We are a party to litigation and claims which are normal in the course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not materially and adversely affect our consolidated results of operations or financial position.

   In accordance with our plan of reorganization, we are working to resolve the remaining disputed claims of our pre-petition trade creditors in the U.S. Bankruptcy Court for the District of Delaware. As we resolve disputed claims, we are distributing to the remaining pre-petition trade creditors cash or common stock as provided under the plan of reorganization.

ITEM 4. Submission of Matters to a Vote of Security Holders

   None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The table below sets forth the name, age and position of our executive officers as of December 21, 2001. Our By-laws provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.

         Name           Age                          Positions
         ----           ---                          ---------
Robert J. McLaughlin... 69  President, Chief Executive Officer and Chairman of the Board
Douglas W. Ehrenkranz.. 44  Executive Vice President
William F. Schwer...... 54  Executive Vice President and General Counsel
J. Chris Brewster...... 52  Managing Director and Chief Financial Officer
Roger W. Hill.......... 62  Managing Director; President and CEO of Holly Sugar
Benjamin A. Oxnard, Jr. 67  Managing Director; President and CEO of Savannah Foods
W.J. "Duffy" Smith..... 46  Managing Director
Mark S. Flegenheimer... 40  Vice President; President of Michigan Sugar Company
H. P. Mechler.......... 48  Vice President--Accounting
Karen L. Mercer........ 39  Vice President and Treasurer
Alan K. Lebsock........ 49  Controller
Roy L. Cordes, Jr...... 54  Secretary and Deputy General Counsel

   Robert J. McLaughlin became Chairman of the Board of Directors in August 2001 and became President and Chief Executive Officer in October 2001. He founded The Sutter Group in 1982, a management consulting company that focuses on enhancing shareholder value. Previously, Mr. McLaughlin served as President and Chief Executive Officer of Fibreboard Corporation, a manufacturer of lumber, plywood and paper products.

   Mr. Ehrenkranz became Executive Vice President in July 1999. Mr. Ehrenkranz joined Imperial in April 1995 as Director of Sales, Planning & Market Development and became Vice President--Sales and Marketing in September 1995 and Managing Director in April 1997. Prior to joining Imperial, Mr. Ehrenkranz was Marketing Manager with PepsiCo's Taco Bell subsidiary from 1993 to 1994 and held various senior sales management positions with Procter and Gamble from 1979 to 1993.

   Mr. Schwer became Executive Vice President in July 1999 and served as Managing Director from October 1995 to July 1999, and General Counsel since 1989. He also served as Senior Vice President from 1993 to 1995. Mr. Schwer joined Holly as Assistant General Counsel in 1988.

   Mr. Brewster became a Managing Director and Chief Financial Officer in November 2001. Prior to joining Imperial, from March 2000 to September 2001, he served as President and Chief Executive Officer of WorldOil.com Inc., an internet-based electronic commerce portal for oil and gas industry products and services. Mr. Brewster was a partner with Bellmeade Capital Partners, LLC, a merchant banking firm, from 1997 to March 2000. Mr. Brewster was Vice President and Chief Financial Officer of Sanifill, Inc., an international environmental services company, from 1992 to 1996, and Senior Vice President and Chief Financial Officer of National Convenience Stores, Inc., a retail grocer, from 1984 to 1992.

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

   Mr. Smith joined Imperial as a Managing Director in September 1999. Prior to joining the Company, Mr. Smith was Senior Vice President--Worldwide Product Supply at Gerber Products Company from 1995 to 1999, was Vice President--Operations at Hostess Frito-Lay from 1993 to 1995 and was Vice President and General Manager at Campbell Soup Company Ltd. from 1992 to 1993.

   Mr. Flegenheimer became a Vice President of the Company and President of Michigan Sugar Company in October 1998. Mr. Flegenheimer joined Michigan Sugar in 1994 as Vice President of Administration and became Vice President and Chief Operating Officer in 1996.

   Mr. Mechler became Vice President--Accounting in April 1997. Mr. Mechler had been Controller since joining Imperial in 1988.

   Ms. Mercer became Vice President in April 1997 and has served as Treasurer since 1994. She joined Imperial in 1993.

   Mr. Lebsock became Controller in April 1997 and has been Controller for Holly since October 1990. From October 1984 to September 1990, he was Assistant Controller for Holly. Mr. Lebsock joined Holly in 1974.

   Mr. Cordes joined Imperial as Deputy General Counsel in September 1997. He became Secretary of Imperial in July 1998. Prior to joining the Company, Mr. Cordes was in private law practice from 1995 to 1997 and was County Judge in Fort Bend County, Texas from 1991 to 1994.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

Recent Sales of Unregistered Securities

   On August 29, 2001, Imperial Sugar's plan of reorganization became effective. Under the plan of reorganization, an aggregate of 10,000,000 shares of common stock are issuable to persons who were common shareholders and creditors of Imperial Sugar immediately prior to effectiveness of the plan of reorganization. Under the plan of reorganization, warrants to purchase an aggregate of 1,111,111 shares of Imperial Sugar's common stock are issuable to persons who were common shareholders of Imperial Sugar immediately prior to effectiveness of the plan of reorganization. The warrants, which currently are neither priced nor issued, provide for the purchase of one share of common stock for each warrant, and will be exercisable at any time until their expiration on August 29, 2008. The warrant exercise price will be the quotient of the total of the allowed Class 5A and Class 5B (impaired unsecured) bankruptcy claims divided by 9,800,000 (the number of shares issuable to these claimants). If the allowed claims amount is not determined before March 1, 2002, the price will be calculated as the allowed plus disputed claim amounts on that date, divided by 9,800,000. While we cannot determine the warrant exercise price with certainty, we expect the exercise price will be between $30 and $35 per share of common stock. The shares and warrants issuable to common shareholders are issuable in exchange for shares of Imperial Sugar's common stock outstanding immediately prior to effectiveness of the plan of reorganization. The shares issuable to creditors are issuable in exchange for debt and other obligations of Imperial Sugar immediately prior to effectiveness of the plan of reorganization. The common stock and warrants issuable under the plan of reorganization are being issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 1145(a)(1) of the U.S. Bankruptcy Code.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

   Our common stock currently is quoted on the OTC Bulletin Board under the symbol "IPSU". The Imperial Sugar common stock existing before our reorganization was listed and traded on the American Stock Exchange under the symbol "IHK." The American Stock Exchange halted trading of our common stock on December 13, 2000 and delisted our common stock on February 21, 2001. Our common stock did not trade from December 14, 2000 through February 21, 2001. On February 22, 2001, our common stock began trading on the OTC Bulletin Board. On August 29, 2001, all shares of Imperial Sugar common stock existing before our reorganization were canceled and new shares of Imperial Sugar common stock were issued. As of December 28, 2001, Imperial Sugar had 10,000,000 shares of common stock outstanding and had approximately 1,500 shareholders of record. The bid price of our common stock as quoted on the OTC Bulletin Board on December 28, 2001 was $7.45. On December 21, 2001, we filed an application with Nasdaq to list our common stock on the Nasdaq National Market.

   The following table contains information about the high and low sales price per share of our common stock both after and before our plan of reorganization became effective on August 29, 2001. We have not paid any cash dividends since the year ended September 30, 1999. Sales price information for periods on or before December 13, 2000 reflect prices reported by the American Stock Exchange. Sales price information for periods from February 22, 2001 to August 28, 2001 reflect quotes from the OTC Bulletin Board. Shares of our common stock existing after our reorganization became effective did not begin trading on the OTC Bulletin Board until October 11, 2001. Information about OTC bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Quotations on the OTC Bulletin Board are sporadic and currently there is no established public trading market for Imperial Sugar's common stock.

After Reorganization--new common stock; 10,000,000 shares outstanding:

                             Sales Price
                             -----------
                             High    Low
                             ----    ---
Fiscal 2001
August 29-September 30, 2001  --     --

Before Reorganization--old common stock; 32,412,368 shares outstanding as of August 28, 2001:

                                            Sales Price
                                            -----------
                                            High   Low
                                            ----- -----
                         Three months ended
                         Fiscal 2000
                         December 31, 1999. $6.31 $2.94
                         March 31, 2000.... $4.00 $1.50
                         June 30, 2000..... $1.94 $0.94
                         September 30, 2000 $2.13 $1.00

                    Fiscal 2001
                    October 1--December 13, 2000 $1.31 $0.75
                    February 22--March 31, 2001. $0.39 $0.06
                    April 1--June 30, 2001...... $0.16 $0.06
                    July 1--August 28, 2001..... $0.38 $0.06

Dividend Policy

   Our current credit agreement prohibits the payment of dividends, other than dividends payable solely in our common stock, so long as any borrowings remain outstanding under the credit agreement. Unless we repay borrowings under the tranche B term loan, we will have borrowings outstanding under our restructuring credit facility until December 31, 2006. In addition, we currently do not anticipate paying dividends in the form of our common stock. Any determination to declare or pay dividends out of funds legally available for that purpose after termination or expiration of the restructuring credit facility will be at the discretion of our board of directors and will depend on our future earnings, results of operations, financial condition, capital requirements, any future contractual restrictions and other factors our board of directors deems relevant.

ITEM 6. Selected Financial Data

   The following selected consolidated financial information is derived from the consolidated financial statements of Imperial Sugar for periods both before and after emerging from bankruptcy protection in August 2001. This consolidated financial data should be read in conjunction with our consolidated financial statements including the related notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

   The consolidated statements of operations information for the period ended September 30, 2001 and the consolidated balance sheet information at September 30, 2001 reflect our financial position and operating results after the effect of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under Bankruptcy Law" ("SOP 9-7"). Accordingly, such financial information is not comparable to our historical financial information before August 29, 2001.

   Selected financial data for the last seven periods is as follows (in thousands of dollars, except per share data):

                             Successor Company                           Predecessor Company
                             ----------------- -----------------------------------------------------------------------


                                Period from    Period from
                                August 30,     October 1,
                                   2001           2000                                          Six Months     Year
                                    to             to           Year Ended September 30,           Ended       Ended
                               September 30,   August 29,  ----------------------------------  September 30, March 31,
                                   2001          2001(1)      2000      1999(2)     1998(3)       1997(4)     1997(5)
                             ----------------- ----------- ----------  ----------  ----------  ------------- ---------
For The Period:.............
  Net Sales.................     $133,929      $1,418,719  $1,821,231  $1,888,630  $1,783,091    $406,682    $752,595
  Operating Income (Loss)...       (4,234)        (32,372)    (27,822)     47,904      38,939      20,359      28,423
  Income (Loss) Before
   Cumulative Effect and
   Extraordinary Item.......       (6,464)       (499,148)    (34,677)    (18,124)     (5,835)      9,951      11,518
  Net Income (Loss).........       (6,464)       (316,340)    (34,677)    (18,124)     (7,834)      9,951      11,518
Per Share Data:
  Basic Income (Loss) per
   Share:
   Before Cumulative
    Effect and
    Extraordinary Item......     $  (0.65)     $   (15.40) $    (1.07) $    (0.57) $    (0.24)   $   0.70    $   0.92
   Net Income (Loss)........        (0.65)          (9.76)      (1.07)      (0.57)      (0.32)       0.70        0.92
  Diluted Income (Loss) Per
   Share:
   Before Cumulative
    Effect and
    Extraordinary Item......     $  (0.65)     $   (15.40) $    (1.07) $    (0.57) $    (0.24)   $   0.69    $   0.90
   Net Income (Loss)........        (0.65)          (9.76)      (1.07)      (0.57)      (0.32)       0.69        0.90
  Cash Dividends Declared
   per share................           --              --          --        0.12        0.12        0.03          --
At Period End:
  Total Assets..............     $555,783                  $1,093,690  $1,280,783  $1,179,800    $457,619    $449,933
  Long-term Debt-Net (6)....      226,779                      20,000     553,577     525,893      81,304      90,619
  Total Shareholders'
   Equity...................       79,657                     318,601     373,424     352,907     162,959     176,956

--------
(1) Includes fresh start adjustments aggregating $453,188,000 and reorganization costs totaling $19,716,000, as more fully described in note 3 to the consolidated financial statements.
(2) Includes the results of Diamond Crystal since November 2, 1998, as discussed in note 4 to the consolidated financial statements.
(3) Includes the results of Savannah Foods since October 17, 1997, net of minority interest through December 22, 1997.
(4) In October 1997, we changed our fiscal year end from March 31 to September
    30.
(5) Includes the results of the Spreckels since April 19, 1996.
(6) At September 30, 2000, substantially all of our long-term debt was reclassified to current.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

Overview

   We emerged from bankruptcy protection on August 29, 2001. Our future success will depend on our ability to return to profitability and generate sufficient cash flow to meet our operational and financing requirements, including servicing our indebtedness and maintain compliance with our credit agreement. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained in this report include domestic prices for refined sugar and raw cane sugar, the quantity and quality of sugarbeets available to us and the availability and price of energy and other resources. We caution that the foregoing list of important factors is not exclusive.

   A key part of our plan to reduce debt, reduce working capital requirements and improve liquidity is the sale of surplus assets (for example, excess real estate and idle factory assets) and the sale of assets used in non-strategic operations. During the twelve months ended September 30, 2001, we sold our nutritional products business and our California limestone quarry. We sold our King Packaging operation in December 2001 and are renegotiating the agreement to sell our Michigan beet sugar operations in fiscal 2002. We are currently pursuing a number of other sales from which, together with the King Packaging and proposed Michigan Sugar transactions, we expect to realize in excess of $100 million of proceeds. We can provide no assurance that we will complete any future dispositions or as to the amount or timing of our receipt of any proceeds from those dispositions.

   Our financial results in twelve months ended September 30, 2001 have been affected by our filing for reorganization under chapter 11 of the Bankruptcy Code on January 16, 2001 and our emergence from bankruptcy. The consolidated balance sheet information at September 30, 2001 and the consolidated statements of operations and cash flows for the period from August 30, 2001 to September 30, 2001 reflect results after the consummation of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. Our company before and our company after adopting fresh start accounting are different reporting entities and our consolidated financial statements have not been prepared on the same basis.

   We operate in two domestic business segments. Our sugar segment produces and sells refined sugar and related products. Our foodservice segment sells and distributes sugar and numerous other products to foodservice customers. The segments are managed separately because each business requires different production techniques and marketing strategies. Please read note 13 to our consolidated financial statements for additional information regarding our reporting segments.

Liquidity and Capital Resources

  After Effectiveness of Our Reorganization

   We entered into a restructuring credit facility and a receivables facility when we emerged from bankruptcy. These facilities replaced our debtor-in-possession financing agreement which provided for financing that we used during the pendency of our reorganization.

   Restructuring Credit Agreement--As part of our plan of reorganization, we entered into a restructuring credit agreement with a group of lenders led by Harris Trust and Savings Bank as administrative and collateral agent. Our obligations under the credit agreement are guaranteed by certain of our direct and indirect subsidiaries. The credit agreement extends and continues, in part, the revolving credit facility and term loans provided to us by substantially the same group of lenders prior to our bankruptcy and during the pendency of the bankruptcy. As of August 29, 2001, the date we emerged from bankruptcy, approximately $193 million was outstanding under the restructuring credit agreement (approximately $54 million under the revolving credit facility and $139 million under the term loan portion of the credit facility). As of September 30, 2001, approximately $196 million was outstanding under the restructuring credit agreement (approximately $57 million under the revolving credit facility and $139 million under the term loan portion of the credit facility). We had unused capacity under the revolving credit facility of approximately $27 million at December 28, 2001.

   The restructuring credit agreement consists of (i) a senior secured revolving credit facility in the aggregate principal amount of up to $117 million (subject to a borrowing base calculation), and (ii) senior secured tranche A and tranche B term loans in the aggregate principal amount of $139 million.

   The revolving credit facility is available through the earlier of September 30, 2004 or the date on which the term loans are paid in full. The tranche A term loans mature in 11 quarterly installments, with the unpaid balance due December 31, 2004, and the tranche B term loans mature in 19 quarterly installments, with the unpaid balance due December 31, 2006.

   We may prepay borrowings under the credit facility in minimum amounts of $1,000,000 or more and we may, at our option, terminate the revolving credit facility or reduce permanently the amount of the revolving credit facility in minimum amounts of $1,000,000.

   We are required to make mandatory prepayments of the term loan and reduce proportionately the commitment under the revolving credit facility from net cash proceeds of:

    . asset sales, excluding receivables securing the receivables securitization facility

    .  casualty and condemnation events

    .  new equity issuances

    .  excess cash flow (as defined in the restructuring credit agreement).

   Our obligations under the restructuring credit agreement are secured by a lien on substantially all of our personal property and the personal property of the subsidiaries guaranteeing our obligations (in each case, excluding receivables that are securing the receivables securitization facility), as well as substantially all of our real property and the real property of the subsidiaries.

   Borrowings under the revolving credit facility and the tranche A term loans accrue interest at the following rates per annum:

    .  Eurodollar Loans: LIBOR plus a margin that varies between 4% and 5%.

    . Base Rate Loans: the higher of (i) the rate of interest publicly announced by Harris Trust and Savings Bank as its prime commercial rate and (ii) 0.50% per annum above the Federal funds rate in effect on such date, plus a margin that varies between 2% and 3%.

   Borrowings under the tranche B term loans accrue interest at the following rates per annum:

    .  Eurodollar Loans: LIBOR plus a margin that varies between 5% and 6%.

    . Base Rate Loans: the higher of (i) the rate of interest publicly announced by Harris Trust and Savings Bank as its prime commercial rate and (ii) 0.50% per annum above the Federal funds rate in effect on such date, plus a margin that varies between 3% and 4%.

   The margins will vary depending our ratio of debt to earnings before interest, taxes, depreciation and amortization (''EBITDA"), as defined in the restructuring credit agreement.

   We incur a commitment fee payable quarterly in arrears based on the unused amount of our revolving credit facility at a rate of .375% to .5% per year, depending on our ratio of debt to EBITDA. We incurred a restructuring fee on the date of closing of .5% of the entire amount of our revolving credit facility and term loans, and we will incur an additional restructuring fee in the same amount on the earlier of the receipt of net cash proceeds of the issuance of our capital stock or the capital stock of our subsidiaries, and August 28, 2002. Finally, we will incur an agency fee, payable quarterly, until the restructuring credit agreement terminates.

   In addition, the restructuring credit agreement contains negative covenants limiting our ability to, among other things:

    .  incur other indebtedness

    .  incur other liens

    .  undergo any fundamental changes

    .  sell assets

    .  declare or pay dividends

    .  make investments and acquisitions and specified capital expenditures

    .  modify debt instruments

    .  engage in transactions with affiliates

    .  enter into sale and leaseback transactions

    .  change our fiscal periods

    . enter into or permit to exist any agreement that restricts our ability to pledge assets

    . enter into or permit to exist any agreement that restricts the ability of a material subsidiary to pay dividends or other distributions

    .  engage in another type of business

    .  pay or incur repair and maintenance expenses related to certain plants

    . make use of proceeds of borrowings under the credit facility for purposes other than those specified in the agreement.

   The restructuring credit agreement also contains financial covenants requiring us to comply with the following:

    .  a minimum ratio of EBITDA to net interest expense

    .  a minimum ratio of current assets to current liabilities

    .  a minimum net worth requirement

    .  a minimum EBITDA requirement

    .  a maximum ratio of total net debt to EBITDA.

The terms used in these financial covenants have specific meanings as defined in the restructuring credit agreement.

   The restructuring credit agreement also includes customary events of default, including a change of control. Borrowings will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

   The financial covenants contained in the restructuring credit facility were set at levels based on projections prepared in connection with our plan of reorganization, become more restrictive over time and do not accommodate significant downward variations in operating results. Our plan of reorganization and the related financial projections were predicated on improvements in the domestic refined sugar markets from the historic lows recently experienced which, along with the deleveraging effects of the reorganization, are expected to return our company to a more sound financial basis. We have a very limited operating history since our emergence from bankruptcy, and the refined sugar market, while significantly improved over the prior year, has not demonstrated that it will attain and sustain the levels included in the projections. Consequently, there can be no assurances that we will achieve the results included in our projections.

   While we are currently in compliance with all financial covenants of our debt agreements, our current forecast indicates that we may not meet certain of these covenants during fiscal 2002 absent significant asset sales. Our ability to maintain compliance with these covenants depends on our ability to generate sufficient EBIDTA or to reduce our indebtedness, or both, which in turn depend on a number of factors, including future operating results and sales of assets, that we cannot predict with certainty. As a result of future market conditions or other factors, we may fail to comply with some of these covenants in the future, which would result in an event of default unless our lenders acted to excuse compliance or to relax the covenants. If we do not cure or obtain a waiver for an event of default, our debt obligations might become payable immediately, we would be restricted from further borrowings under the facility and we might be required to refinance, restructure or reorganize all or a portion of our indebtedness, sell assets, obtain additional debt or equity financing or take other actions. We cannot assure you that we would be able to achieve any of these steps.

   Receivables Facility--On August 28, 2001, Imperial Sugar Securitization, LLC, an indirect, wholly owned subsidiary of Imperial Sugar, entered into a Receivables Funding Agreement with, among others, General Electric Capital Corporation, as lender and administrative agent. Under this agreement, General Electric Capital Corporation and any other participating lenders agree to lend up to $110 million to Imperial Sugar Securitization based on an variable advance rate of up to 85% of eligible accounts receivable, as defined in the agreement. The loans are secured primarily by the accounts receivable owned by Imperial Sugar Securitization. Advances bear interest at either an index rate or the LIBOR rate as chosen by Imperial Sugar Securitization for each advance. The index rate is a floating rate equal to the higher of (1) prime rate or (2) a federal funds rate (defined in the agreement) plus 50 basis points. The LIBOR rate is a rate equal to the sum of 2.25% and the applicable LIBOR rate as more particularly described in the agreement. The facility is available until August 28, 2004. Imperial Sugar Securitization purchases accounts receivable from certain subsidiaries of Imperial Sugar Company (the "Originators") under a receivables sale agreement. This agreement requires each Originator to sell or contribute all accounts receivable it generates to Imperial Sugar Securitization on a daily basis. The Originators receive a combination of cash and notes for sold accounts and equity in Imperial Sugar Securitization for contributed accounts.

   Our capital expenditures for the twelve months ended September 30, 2001 were $11.5 million, primarily for environmental, safety and production replacement projects.

   Our sugar production operations require substantial seasonal working capital. This seasonal requirement generally peaks during our second fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made. Management believes that the credit facility and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs for at least the next twelve months.

  Before Effectiveness of Our Reorganization

   Before we filed for protection under chapter 11 of the U.S. Bankruptcy Code, we were in default under certain financial covenants under our senior secured credit agreement. In addition, we did not make our required interest payments, which were due on December 15, 2000 and June 15, 2001, on our previously outstanding 9 3/4% senior subordinated notes due 2007.

   To provide a source of liquidity during the pendency of the bankruptcy proceedings, we entered into a debtor-in-possession financing agreement, which provided for up to $157.3 million of revolving borrowings. This facility matured when the plan of reorganization became effective. The daily interest rates on borrowings under the facility were at the prime rate plus 2.5%.

   We also obtained Bankruptcy Court approval of a modified $110.0 million receivables purchase facility for our use during the pendency of the reorganization. The securitization facility allowed us to sell certain accounts receivables on a non-recourse basis. Prior to January 16, 2001, receivables were sold under the agreement at discount rates based on a commercial paper rate plus a margin of 0.7%. Effective January 16, 2001, discount rates were based on the prime rate plus a margin of 2.25%. At June 30, 2001, we had sold $59.5 million of accounts receivable under the securitization facility. The securitization facility expired on the date we emerged from bankruptcy.

   Under the plan of reorganization, holders of our 9 3/4% senior subordinated notes and certain other unsecured creditors received common stock in the reorganized company in satisfaction of their debt obligations. Holders of our common stock prior to our reorganization received an aggregate of 200,000 shares of common stock, representing 2.0% of the common equity in the reorganized company, and 7-year warrants to purchase an aggregate of 1,111,111 additional shares of common stock, representing 10.0% of the reorganized company on a diluted basis. These share numbers and ownership percentages exclude shares issuable on the exercise of options to be granted in connection with the long-term management incentive plan we adopted as part of the reorganization proceedings. Additionally, the plan of reorganization provided that certain former employees and directors who were participants in non-qualified pension and deferred compensation plans receive common stock in the reorganized company or, at their option, cash and a non-interest bearing note for 60% of their allowed claim.

Results of Operations

  Industry Environment

   Our results of operations substantially depend on market factors, including domestic prices for refined sugar and raw cane sugar, the quantity and quality of sugarbeets available to us and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar, affecting the supply and cost of raw material available to Imperial Sugar's cane refineries. Please read "Item 1. Business--Sugar Legislation and Other Market Factors" and "--Competition" and "--Overview of the Sugar Industry."

   Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing. Please read "Item 1. Business--Raw Materials and Processing Requirements."

  Period from October 1, 2000 to August 29, 2001 and
  Period from August 30, 2001 to September 30, 2001

   Net sales combined for the period ended August 29, 2001 and the period ended September 30, 2001 are approximately 15% lower than net sales for fiscal 2000. The primary reasons for the decrease were lower sales prices for sugar, lower sugar sales volumes and lower nonsugar volumes, partially offset by higher nonsugar sales prices. Sugar sales prices and volumes in both our sugar and foodservice segments were negatively impacted by increased supplies of refined sugar in the market following two years of record domestic sugarbeet crops. Volumes were also lower as a result of our decision to cease beet sugar production at our two northern California sugarbeet factories in December 2000. Nonsugar volumes in our foodservice segment were reduced when we sold our nutritional products business in April 2001, resulting in $16 million of the decrease in revenues.

   Gross margin after depreciation as a percent of sales was 3.7% for the period ended August 29, 2001 and 1.1% for the period ended September 30, 2001, compared to 5.6% for fiscal 2000. The reduced margins are primarily the result of the lower sugar sales prices and higher energy costs, more than offsetting lower raw material costs. Additionally, during the period from August 30, 2001 to September 30, 2001, the sugar segment was impacted by higher manufacturing costs and lower production yields at one of our cane sugar refineries as a result of unusually poor quality raw material from one supplier.

   Imperial Sugar, as well as most of the domestic sugar industry, has experienced a very difficult operating environment during the past two years. Following a period of expansion in acreage planted in sugarbeets, the rate of which has exceeded growth in domestic demand for refined sugar, two consecutive large domestic sugarbeet crops in the fall of 1999 and the fall of 2000, produced a significant oversupply of refined sugar. The market reacted accordingly, and prices for refined bulk sugar fell to fifteen-year lows, with published industry prices declining over 20% in fiscal 2000. The largest cane sugar crop in history, again due to acreage expansion as well as the development of higher yielding cane varieties, caused the market price for domestic and quota-eligible foreign raw cane sugar to fall over 15%, also to fifteen-year lows.

   The decline in refined sugar prices reduced margins both in our sugarbeet processing operations, where we share in the net revenues from refined sugar with the growers, as well as in our cane sugar refinery operations. We contracted a portion of industrial sugar sales for fiscal 2000 prior to the majority of the decline in prices, so we did not feel the entire impact of the price decline until the twelve months ended September 30, 2001. Similarly, we did not realize the entire benefit of the lower raw sugar prices in fiscal 2000 because we contracted for our raw sugar supplies as we contracted for refined cane sugar industrial sales, pricing some of our raw sugar needs at higher levels. Overall, refined sugar prices declined more than raw sugar prices, resulting in a significant adverse impact on our margins. These reduced margins, together with our history of losses, cash flow problems, our high degree of leverage and non-compliance with financial covenants in our debt instruments, led to our decision to file for bankruptcy protection in January 2001.

   In an effort to reduce the oversupply of refined sugar, the government bought through a tender process 132,000 short tons of refined sugar in June 2000, of which we sold 82,000 short tons. The government initiated a Payment in Kind program ("PIK") in the fall of 2000, in which growers received 277,000 short tons of refined sugar from the government in exchange for not harvesting 102,000 acres already planted in sugarbeets. Additionally, the industry participated in permitted forfeitures totaling 598,000 short tons of refined sugar and 305,000 short tons raw value of raw sugar in full satisfaction of outstanding loans with the CCC from July through September 2000, in lieu of repaying the loans, because the forfeiture price exceeded the current market price. We forfeited 100,000 tons of refined sugar in full satisfaction of $47.1 million of CCC loans in fiscal 2000. A second PIK program in the fall of 2001, resulted in growers receiving 194,000 short tons of refined sugar in exchange for not harvesting 90,000 acres of sugarbeets. Low prices and factory closures reduced sugarbeet acreage which, along with government actions and weather conditions, have decreased the USDA forecasted beet sugar production for the year commencing October 1, 2001, by 15% from last year's crop and 22% from the record production two years ago. As a result, refined sugar market prices are rising. A significant portion of our industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and extend for up to one year. Additionally, we price a portion of our raw sugar purchases in advance of the time of delivery either through pricing provisions of our raw sugar contracts or through hedging transactions in the raw sugar futures market. As a result, our realized sales prices as well as our realized raw sugar costs tend to lag market price changes.

   Future operating results will not include our nutritional products business which we sold in April 2001. The foodservice segment includes sales of nutritional products of approximately $50 million for fiscal 2000 and $34 million for the seven months ended April 30, 2001, and a resulting gross margin of approximately $16 million for fiscal 2000 and $11 million for the seven months ended April 30, 2001. Additionally, we sold our King Packaging subsidiary in December 2001. King Packaging had sales of $27 million and a gross margin of $6 million during the twelve months ended September 30, 2001.

   Selling, general and administrative costs combined for the period ended August 29, 2001 and the period ended September 30, 2001 are approximately 11% lower than for fiscal 2000, as a result of cost cutting initiatives implemented over the past year, as well as the sale of our nutritional business in April 2001. Selling, general and administrative costs for the period ending August 29, 2001 includes a $1.2 million severance charge incurred in connection with a reduction in force, and $3.2 million of costs incurred prior to January 16, 2001 relating to our preparation to file for bankruptcy protection. Costs related to the reorganization, primarily legal and professional fees and a retention compensation plan, during the pendancy of our reorganization are identified separately in our consolidated statements of operations as "Reorganization Costs".

   Interest expense combined for the period ended August 29, 2001 and the period ended September 30, 2001 was substantially less than the year earlier period as we ceased accruing interest on our $250 million 9 3/4% Senior Subordinated Notes due 2007, effective with filing our bankruptcy petition on January 16, 2001. This debt was converted to equity under our plan of reorganization. Additionally, lower market interest rates were offset by higher interest margins required by our debtor-in-possession financing arrangements and somewhat higher borrowing levels.

   We sold our nutritional products business in April 2001, reporting a $2.2 million gain, and we sold our California limestone quarry in September 2001 for a $0.7 million gain.

   As a result of our reorganization, we had an extraordinary gain from settling liabilities for a combination of cash, equity and deferred payments. Additionally, the fresh start accounting provisions of SOP 90-7 resulted in net write-downs of assets, including goodwill, totaling $453 million. These items are more fully discussed in note 3 to our consolidated financial statements.

  Fiscal Year Ended September 30, 2000

   Net sales decreased $67.4 million, or 3.6%, in fiscal 2000 primarily due to lower sales prices for refined sugar, which was partially offset by an increase in refined sugar volumes. The primary reason refined sugar volumes increased for the sugar segment was our selling refined sugar totaling $31.2 million to the government under a U.S. Department of Agriculture tender program in the third quarter of fiscal 2000. The foodservice segment's net sales decreased 1.4% in fiscal 2000 primarily as a result of lower sales prices received for refined sugar sold in foodservice markets, which more than offset higher non-sugar prices.

   Cost of sales for fiscal 2000 decreased $21.8 million or 1.3%, resulting in a decrease in gross margin as a percent of sales from 9.8% for fiscal 1999 to 7.6% in fiscal 2000. By segment, sugar gross margin as a percent of sales decreased to 6.8% in fiscal 2000 from 8.9% in fiscal 1999 and foodservice gross margin as a percent of sales decreased to 10.5% in fiscal 2000 from 13.1% in fiscal 1999. The decrease in gross margin is primarily due to significantly lower sales prices for refined sugar in both the sugar and foodservice segments and higher energy costs particularly in California, which more than offset the benefits from lower raw sugar costs, improved refinery operations and higher non-sugar sales prices. In addition, the tender of refined sugar to the government negatively impacted gross margin by $2.4 million.

   Selling, general and administrative costs increased $1.9 million or 2.2% for fiscal 2000 due to increased discounts and fees incurred under our accounts receivable securitization program. We entered into the agreement on June 30, 1999, and 3 months of discount and fees recorded during fiscal 1999 totaled $1.4 million; discount and fees totaled $6.4 million for the full fiscal year 2000, an increase of $5.0 million. The increase was offset by decreases in administrative, sales-related and promotional costs in the sugar segment, lower fixed and other overhead costs in the foodservice segment resulting from previously announced plant closures and from other expense reductions experienced across our operations.

   We ceased processing sugarbeets at our Tracy and Woodland, California facilities in December 2000 following the completion of the fall production campaign. These factories will continue to package and distribute refined sugar products with sugar supplied from the remaining two California beet factories and some of our other processing facilities. In October 2000, we ceased cane sugar refining at our Clewiston, Florida refinery. We expect to realize cost efficiencies by concentrating production in the southeastern United States in our large

Savannah, Georgia refinery. As a result of discontinuing the refining operation in Clewiston, Florida, as well as ceasing to process sugarbeets at Tracy and Woodland, California, we recorded charges during the fourth quarter of fiscal 2000 totaling $27.5 million.

   Interest expense decreased $2.4 million, or 4.1%, for fiscal 2000 primarily due to lower overall borrowing levels resulting from the securitization of accounts receivable and sale of marketable securities, which was partially offset by higher market interest rates and higher margins.

   During fiscal 2000, we recognized a gain of $35.9 million from the sale of the majority of our marketable securities portfolio.

   Other income decreased $0.6 million for fiscal 2000 primarily as a result of a decrease in dividend income due to the sale of the majority of our marketable securities portfolio.

New Accounting Standards

   The Financial Accounting Standards Board has issued a number of new accounting standards discussed in note 1 to the consolidated financial statements. These standards, which become effective in fiscal 2002, establish additional accounting and disclosure requirements. Management has evaluated, as described in note 1 to the consolidated financial statements, what effects such requirements will have on our consolidated financial statements.

   Effective April 1, 2001, we adopted Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The implementation of this pronouncement did not have a material effect on our financial statements.

   In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which would require us to cease amortization of goodwill and other intangible assets beginning in fiscal 2003, and subject such assets to an annual impairment test. We do not have a significant amounts of goodwill and other intangible assets as a result of the application of fresh start accounting as of August 29, 2001.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We are evaluating the effect of this statement on our results of operations and financial position.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

   We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures to hedge natural gas purchases used in our manufacturing operations. Gains and losses on raw sugar futures and options are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period of the purchase.

   The information in the table below presents our domestic and world raw sugar futures positions outstanding as of September 30, 2001. Our world sugar option positions are not material to our consolidated financial position, results of operations or cash flows.

                                                 Expected Maturity Expected Maturity
                                                    Fiscal 2002       Fiscal 2003
                                                 ----------------- -----------------
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt.).........................      1,851,360          138,880
Weighted Average Contract Price (per cwt.)......    $     21.42       $    21.36
Contract Amount.................................    $39,658,000       $2,966,000
Weighted Average Fair Value (per cwt.)..........    $     21.15       $    21.41
Fair Value......................................    $39,149,000       $2,973,000

                                                      Expected Maturity
                                                         Fiscal 2002
                                                      -----------------
        World Futures Contracts (net long positions):
        Contract Volumes (cwt.)......................      1,680,000
        Weighted Average Contract Price (per cwt.)...    $      7.63
        Contract Amount..............................    $12,811,000
        Weighted Average Fair Value (per cwt.).......    $      6.62
        Fair Value...................................    $11,125,000

   The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At September 30, 2000, our domestic futures position was a net long position of 1.3 million cwt. at an average contract price of $18.43 and an average fair value price of $20.22.

   The information in the table below presents our natural gas futures positions outstanding as of September 30, 2001.

                                            Expected Maturity Expected Maturity
                                               Fiscal 2002       Fiscal 2003
                                            ----------------- -----------------
Futures Contracts ( long positions):
Contract Volumes (mmbtu)...................      7,540,000         6,900,000
Weighted Average Contract Price (per mmbtu)    $      3.07       $      3.31
Contract Amount............................    $23,117,000       $22,813,000
Weighted Average Fair Value (per mmbtu)....    $      2.77       $      3.15
Fair Value.................................    $20,890,000       $21,718,000

   At September 30, 2000, our natural gas futures position was a long position of 9,580,000 mmbtu's with an average contract price of $3.90 and an average fair value price of $4.64.

   We have material amounts of debt with interest rates that float with market rates, exposing us to interest rate risk. We have attempted to reduce this risk by entering into interest rate swap agreements for a portion of this floating rate debt.

   The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations at September 30, 2001 and 2000, respectively. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. At September 30, 2000, the majority of our long-term debt was reclassified to current. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the treasury yield curve at the reporting date.

                                 Expected Maturity Date at September 30, 2001
                                       Fiscal Year Ending September 30,
                          ---------------------------------------------------------
                                                              There-         Fair
                          2002   2003    2004   2005   2006   after  Total   Value
                          -----  -----  ------  -----  -----  ------ ------  ------
                                           (In millions of dollars)
Liabilities
Long-term debt:
   Fixed rate debt....... $ 0.8  $ 1.6  $  1.9  $ 2.2  $ 5.1  $20.1  $ 31.7  $ 31.7
   Average interest rate.  12.0%  12.0%   12.0%  12.0%  12.0%   6.4%    8.5%
   Variable rate debt.... $ 2.9  $ 5.9  $ 67.1  $84.1  $29.7  $ 9.1  $198.8  $198.8
   Average interest rate.   7.3%   7.8%    9.3%   8.9%   9.9%   9.2%    9.2%
Interest Rate Derivatives
Interest rate swaps:.....
   Variable to fixed..... $17.2  $83.0  $(41.8) $41.3  $ 8.0     --  $107.7  $ (4.8)
   Average pay rate......   6.0%   6.0%    6.0%   6.0%   6.0%    --     6.0%
   Average receive rate..   5.7%   6.1%    6.5%   6.8%   7.1%    --     6.3%


                                Expected Maturity Date at September 30, 2000
                                      Fiscal Year Ending September 30,
                          ---------------------------------------------------------
                                                              There-         Fair
                           2001   2002   2003   2004   2005   after  Total   Value
                          ------  -----  -----  -----  -----  ------ ------  ------
                                          (In millions of dollars)
Liabilities
Long-term debt:
   Fixed rate debt....... $250.5     --     --     --     --  $20.0  $270.5  $ 58.0
   Average interest rate.    9.7%    --     --     --     --    6.4%    9.5%
   Variable rate debt.... $185.9     --     --     --     --     --  $185.9  $185.9
   Average interest rate.    9.9%    --     --     --     --     --     9.9%
Interest Rate Derivatives
Interest rate swaps:
   Variable to fixed..... $ 16.8  $17.2  $83.0  $48.2  $49.3     --  $214.5  $  3.6
   Average pay rate......    6.0%   6.0%   6.0%   5.7%   6.0%    --     6.0%
   Average receive rate..    6.7%   6.6%   6.5%   6.5%   6.5%    --     6.5%

ITEM 8. Financial Statements and Supplementary Data.

   See the index of financial statements and financial statement schedules under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

   Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

                                                                                    Income
                                                           Income                   Before     Basic and
                                                           Before                 Cumulative    Diluted
                                                         Cumulative               Effect and   Earnings
                                                         Effect and     Net      Extraordinary  (Loss)     Cash
                                                 Gross  Extraordinary  Income      Item Per       Per    Dividends
                                      Net Sales Margins     Item       (Loss)        Share       Share   Per Share
                                      --------- ------- ------------- ---------  ------------- --------- ---------
Successor Company
Period from August 30, 2001 to
September 30, 2001................... $133,929  $ 3,026   $  (6,464)  $  (6,464)    $ (0.65)    $(0.65)     --
Predecessor Company
Fiscal Year Ended September 30, 2000:
   December 31, 1999(1).............. $468,599  $44,266   $  13,919   $  13,919     $  0.43     $ 0.43      --
   March 31, 2000(1).................  429,165   36,550      (5,028)     (5,028)      (0.16)     (0.16)     --
   June 30, 2000.....................  466,313   38,493      (6,465)     (6,465)      (0.20)     (0.20)     --
   September 30, 2000(2).............  457,154   19,393     (37,103)    (37,103)      (1.15)     (1.15)     --
Period from October 1, 2000 to
 August 29, 2001:....................
   December 31, 2000................. $428,462  $31,222   $ (12,659)  $ (10,307)    $ (0.39)    $(0.32)     --
   March 31, 2001(3).................  372,586   22,724     (15,176)    (15,176)      (0.47)     (0.47)     --
   June 30, 2001(4)..................  372,274   22,020     (14,098)    (14,098)      (0.43)     (0.43)     --
   Period from July 1, 2001 to
    August 29, 2001(5)...............  245,397    9,206    (457,215)   (276,759)     (14.11)     (8.54)     --

--------
(1) We recognized gains of $29.2 million and $6.7 million during the first and second quarters of fiscal 2000, respectively, from the sale of substantially all of our marketable securities portfolio.
(2) Net loss for the fourth quarter of fiscal 2000 includes a $27.5 million charge associated with the closure of the Tracy and Woodland, California facilities and the Clewiston, Florida refinery as discussed in note 17 to the consolidated financial statements.
(3) Includes reorganization costs of $4,170,000 and a gain on sale of the nutritional products business of $2,239,000.
(4) Includes reorganization costs of $3,535,000.
(5) Includes fresh start adjustments of $453,188,000 and reorganization costs of $12,011,000.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

ITEM 13. Certain Relationships and Related Transactions

   Information regarding Imperial Sugar's executive officers is included in
Part I of this report. The other information required by Items 10, 11, 12 and 13 will be included in our definitive proxy statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2001, and is incorporated in this report by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements.

Item                                                                                                  Page
----                                                                                                  ----
Independent Auditors' Report......................................................................... F-1
Consolidated Financial Statements:...................................................................
   Consolidated Balance Sheets at September 30, 2001 (Successor Company) and 2000 (Predecessor
     Company)........................................................................................ F-2
   Consolidated Statements of Operations for the period from August 30, 2001 to September 30, 2001
     (Successor Company) and for the period from October 1, 2000 to August 29, 2001 and the years ended September 30, 2000 and 1999 (Predecessor Company)......................................... F-3
   Consolidated Statements of Changes in Shareholders' Equity for the period from August 30, 2001 to
     September 30, 2001 (Successor Company) and for the period from October 1, 2000 to August 29,
     2001 and the years ended September 30, 2000 and 1999 (Predecessor Company)...................... F-4
   Consolidated Statements of Cash Flow for the period from August 30, 2001 to September 30, 2001
     (Successor Company) and for the period from October 1, 2000 to August 29, 2001 and the years ended September 30, 2000 and 1999 (Predecessor Company)......................................... F-5
   Notes to Consolidated Financial Statements........................................................ F-6

   (a)(2) Financial Statement Schedules.

   All schedules and other statements for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or are inapplicable.

   (a)(3) Exhibits.

   An asterisk indicates we have previously filed the exhibit with the SEC as indicted in the document description. We incorporate those previously filed exhibits in this report by reference.

Exhibit
  No.                                                Document
-------                                              --------
 *2(a)  Second Amended and Restated Joint Plan of Reorganization (previously filed as an Exhibit to
        Imperial Sugar's Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

 *2(b)  Stipulation with Respect to Confirmation Objection of Wells Fargo Bank (Texas), N.A. and
        Amendment to Debtors' Second Amended and Restated Joint Plan of Reorganization dated June 5,
        2001 (previously filed as an Exhibit to Imperial Sugar's Current Report on Form 8-K dated
        September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

 *2(c)  Stipulation Regarding Confirmation Objection of Missouri Department of Revenue and Amendment
        to Debtors' Second Amended and Restated Joint Plan of Reorganization dated June 5, 2001
        (previously filed as an Exhibit to Imperial Sugar's Current Report on Form 8-K dated September 12,
        2001 (File No. 001-10307) and incorporated herein by reference).

 *3(a)  Amended and Restated Articles of Incorporation of Reorganized Imperial Sugar (previously filed as an Exhibit to Imperial Sugar's Current Report on Form 8-K dated September 12, 2001
        (File No. 001-10307) and incorporated herein by reference).

 *3(b)  Amended and Restated By-Laws of Reorganized Imperial Sugar (previously filed as an Exhibit to
        Imperial Sugar's Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

 4(a)   Restructuring Credit Agreement dated as of August 28, 2001 among Imperial Sugar Company, as
        Borrower, the Several Lenders from time to time Parties thereto and Harris Trust and Savings Bank, as Administrative Agent and Collateral Agent.

Exhibit
  No.   Document
------- --------

 *4(b)(1) Receivable Sale Agreement dated as of August 28, 2001 by and among each of the persons signatory thereto from time to time as Originators, Imperial Sugar Company and Imperial Sugar Securitization,
          LLC (previously filed as an Exhibit to Imperial Sugar's Current Report on Form 8-K dated
          September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

 *4(b)(2) Receivables Funding Agreement dated as of August 28, 2001 by and among Imperial Sugar
          Securitization, LLC, Imperial Distributing, Inc., as servicer, the financial institutions signatory thereto from time to time as lenders and General Electric Capital Corporation, as a lender and as administrative agent (previously filed as an Exhibit to Imperial Sugar's Current Report on Form 8-K
          dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

 *4(c)    Warrant Agreement dated as of August 28, 2001 between Imperial Sugar Company and The Bank of
          New York, as warrant agent (previously filed as an Exhibit to Imperial Sugar's Current Report on
          Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

  4(d)    Registration Rights Agreement dated as of August 28, 2001, by and among Imperial Sugar Company and the parties listed on the signature page thereto.

          Exhibits 10(a) through 10(g) relate to management contracts or compensatory plans.

 10(a)(1) Specimen of Employment Agreement (Form A) for certain of Imperial Sugar's officers.

 10(a)(2) Specimen of Employment Agreement (Form B) for certain of Imperial Sugar's officers.

 10(a)(3) Schedule of Employment Agreements.

*10(a)(4) Specimen of Employment Agreement with Roger W. Hill dated February 1, 1998 (previously filed as
          Exhibit 10(b)(1) to the 1998 Form 10-K and incorporated herein by reference).

*10(b)(1) Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1,
          1994) (previously filed as Exhibit 10(b)(1) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(b)(2) Specimen of Imperial Sugar's Salary Continuation Agreement entered into with W.F. Schwer
          (previously filed as Exhibit 10(b)(3) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(c)(1) Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1,
          1994) (previously filed as Exhibit 10(c)(1) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(c)(2) Specimen of Imperial Sugar's Benefit Restoration Agreement entered into with Roger W. Hill and
          W.F. Schwer (previously filed as Exhibit 10(c)(2) to the September 1994 Form 10-Q and
          incorporated herein by reference).

*10(d)(1) Imperial Holly Corporation Executive Benefits Trust (previously filed as Exhibit 10.5 to the
          September 1990 Form 10-Q and incorporated herein by reference).

*10(d)(2) First Amendment to Imperial Sugar's Executive Benefits Trust dated June 4, 1991 (previously filed as Exhibit 10(g)(2) to the 1994 Form 10-K and incorporated herein by reference).

*10(e)    Imperial Holly Corporation Retirement Plan For Nonemployee Directors (previously filed as Exhibit
          10(j) to the 1994 Form 10-K and incorporated herein by reference).

 10(f)    Long-Term Incentive Plan of Reorganized Imperial Sugar Company.

 10(g)    Independent Consulting Agreement with Robert J. McLaughlin dated October 22, 2001.

 21       Subsidiaries of Imperial Sugar Company.

   (b) Reports on Form 8-K.

   Imperial Sugar filed the following Current Reports on Form 8-K in fourth quarter of fiscal 2001:

    .  Current Report on Form 8-K dated August 21, 2001
    .  Current Report on Form 8-K dated September 12, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 2001

                                          IMPERIAL SUGAR COMPANY

                                          By: /s/ ROBERT J. MCLAUGHLIN
                                           ------------------------------------
                                                  Robert J. McLaughlin
                                          President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2001.

            Signature                             Title
            ---------                             -----
     /s/ ROBERT J. MCLAUGHLIN President and Chief Executive Officer ------------------------ (Principal Executive Officer)
       Robert J. McLaughlin

      /s/ J. CHRIS BREWSTER   Managing Director and Chief Financial Officer
     ------------------------  (Principal Financial Officer)
        J. Chris Brewster

         /s/ H.P. MECHLER     Vice President-Accounting
     ------------------------  (Principal Accounting Officer)
          H. P. Mechler

     /s/ ROBERT J. MCLAUGHLIN Chairman of the Board of Directors
     ------------------------
       Robert J. McLaughlin

       /s/ GAYLORD O. COAN    Director
     ------------------------
         Gaylord O. Coan

       /s/ JAMES J. GAFFNEY   Director
     ------------------------
         James J. Gaffney

       /s/ YVES-ANDRE ISTEL   Director
     ------------------------
         Yves-Andre Istel

     /s/ JAMES A. SCHLINDWEIN Director
     ------------------------
       James A. Schlindwein

       /s/  JOHN K. SWEENEY   Director
     ------------------------
         John K. Sweeney

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Imperial Sugar Company
Sugar Land, Texas

   We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the "Company") as of September 30, 2001 (Successor Company balance sheet) and 2000 (Predecessor Company balance sheet), and the related consolidated statements of operations, shareholders' equity and cash flow for the period from August 30, 2001 to September 30, 2001 (Successor Company operations), the period from October 1, 2000 to August 29, 2001, and the years ended September 30, 2000 and 1999 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   As discussed in Note 3 to the consolidated financial statements, on January 16, 2001, the Company and substantially all of its subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code from which it emerged on August 29, 2001. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

   In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001, and the results of its operations and its cash flows for the period from August 30, 2001 to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of September 30, 2000, and the results of its operations and its cash flows for the period from October 1, 2000 to August 29, 2001, and the years ended September 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a limited operating history since its emergence from bankruptcy which, along with restrictive financial covenants under its debt agreements, raise substantial doubt about the Company's ability to comply with such covenants at future reporting dates and consequently its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas
December 28, 2001

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                          Successor   Predecessor
                                                                           Company      Company
                                                                          ---------   -----------
                                                                                September 30,
                                                                          ------------------------
                                                                            2001         2000
                                                                          ---------   -----------
                                                                          (In Thousands of Dollars
                                 ASSETS
CURRENT ASSETS:
 Cash and temporary investments.......................................... $  7,331    $    6,533
 Marketable securities...................................................    2,770         4,612
 Accounts receivable.....................................................   17,768        63,378
 Notes receivable--securitization affiliate (Note 6).....................   12,605            --
 Inventories:
   Finished products.....................................................   82,466        97,625
   Raw and in-process materials..........................................   52,826        50,261
   Supplies..............................................................   36,457        39,585
 Deferred costs & prepaid expenses.......................................   38,364        48,251
                                                                          --------    ----------
   Total current assets..................................................  250,587       310,245
INVESTMENT IN SECURITIZATION AFFILIATE (Note 6)..........................   19,933            --
OTHER INVESTMENTS........................................................    4,293         5,179
PROPERTY, PLANT AND EQUIPMENT--Net.......................................  275,453       357,681
GOODWILL AND OTHER INTANGIBLES--Net of accumulated
 amortization of $30,420,000 in 2000.....................................       --       395,818
OTHER ASSETS.............................................................    5,517        24,767
                                                                          --------    ----------
     TOTAL............................................................... $555,783    $1,093,690
                                                                          ========    ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable--trade................................................. $ 81,514    $  117,100
 Short-term borrowings...................................................      532         1,671
 Current and deemed current maturities of long-term debt (Notes 3 and 9).    3,746       436,350
 Deferred income taxes--net..............................................       --        16,285
 Other current liabilities...............................................   77,142       103,003
                                                                          --------    ----------
     Total current liabilities...........................................  162,934       674,409
                                                                          --------    ----------
LONG-TERM DEBT--Net of current maturities (Notes 3 and 9)................  226,779        20,000
DEFERRED INCOME TAXES--Net...............................................       --         1,117
DEFERRED EMPLOYEE BENEFITS...............................................   86,413        79,563
COMMITMENTS AND CONTINGENCIES (Notes 2 and 15)
SHAREHOLDER' EQUITY:
 Preferred stock, without par value, issuable in series; 5,000,000 shares
   authorized, none issued...............................................       --            --
 Common stock, without par value; 50,000,000 shares authorized...........   90,000       310,452
 Treasury stock..........................................................       --       (15,859)
 Retained earnings (accumulated deficit).................................   (6,464)       23,514
 Accumulated other comprehensive income (loss)...........................   (3,879)          494
                                                                          --------    ----------
     Total shareholders' equity..........................................   79,657       318,601
                                                                          --------    ----------
     TOTAL............................................................... $555,783    $1,093,690
                                                                          ========    ==========


                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Successor Company             Predecessor Company
                                               ------------------ ----------------------------------------


                                                  Period from       Period from          Year Ended
                                                August 30, 2001   October 1, 2000       September 30,
                                                       to               to        ------------------------
                                               September 30, 2001 August 29, 2001    2000         1999
                                               ------------------ --------------- -----------  -----------
                                                                (In Thousands of Dollars,
                                                           Except Share and Per Share Amounts)
NET SALES.....................................    $   133,929       $ 1,418,719   $ 1,821,231  $ 1,888,630
                                                  -----------       -----------   -----------  -----------
COSTS AND EXPENSES:
 Cost of sales................................        130,903         1,333,547     1,682,529    1,704,339
 Selling, general and administrative..........          5,629            71,857        87,004       85,115
 Asset impairment and other charges
   (Note 17)..................................             --                --        27,541           --
 Depreciation and amortization................          1,631            45,687        51,979       51,272
                                                  -----------       -----------   -----------  -----------
     Total....................................        138,163         1,451,091     1,849,053    1,840,726
                                                  -----------       -----------   -----------  -----------
   OPERATING INCOME (LOSS)....................         (4,234)          (32,372)      (27,822)      47,904
INTEREST EXPENSE..............................         (2,551)          (32,658)      (56,656)     (59,071)
REORGANIZATION COSTS..........................             --           (19,716)           --           --
FRESH START ADJUSTMENTS.......................             --          (453,188)           --           --
REALIZED SECURITIES GAINS--Net................             --                --        35,874        4,697
LOSS ON EQUITY INVESTMENT IN
  PARTNERSHIP (Note 17).......................             --                --            --      (16,706)
SALES OF NUTRITIONAL PRODUCTS
  BUSINESS (Note 16)..........................             --             2,217            --           --
CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS..................................           (901)           (8,465)           --           --
OTHER INCOME--Net.............................          1,222             6,332           954        1,598
                                                  -----------       -----------   -----------  -----------
INCOME (LOSS) BEFORE INCOME
  TAXES.......................................         (6,464)         (537,850)      (47,650)     (21,578)
PROVISION (CREDIT) FOR INCOME
  TAXES.......................................              0           (38,702)      (12,973)      (3,454)
                                                  -----------       -----------   -----------  -----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES AND EXTRAORDINARY
  ITEM........................................         (6,464)         (499,148)      (34,677)     (18,124)
CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE...........................             --             2,352            --           --
EXTRAORDINARY ITEM--NET OF TAX................             --           180,456            --           --
                                                  -----------       -----------   -----------  -----------
NET INCOME (LOSS).............................    $    (6,464)      $  (316,340)  $   (34,677) $   (18,124)
                                                  ===========       ===========   ===========  ===========
BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE OF COMMON STOCK:
 Income (loss) before cumulative effect and
   extraordinary item.........................    $     (0.65)      $    (15.40)  $     (1.07) $     (0.57)
 Net income (loss)............................    $     (0.65)      $     (9.76)  $     (1.07) $     (0.57)
WEIGHTED AVERAGE SHARES
  OUTSTANDING.................................     10,000,000        32,409,074    32,293,759   31,712,602
                                                  ===========       ===========   ===========  ===========



                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                      Shares of Common Stock                 Common Stock
                               -----------------------------------  -----------------------------              Accumulated
                                             Held by                           Held by                            Other
                                             Benefit     Treasury              Benefit   Treasury  Retained   Comprehensive
                                 Issued       Trust       Stock      Amount     Trust     Stock    Earnings      Income
                               -----------  ----------  ----------  ---------  --------  --------  ---------  -------------
                                                                                        (in Thousands of Dollars)
Predecessor Company
-------------------
BALANCE September 30,
 1998.........................  28,385,991  (1,199,053)   (121,197) $ 268,804  $(14,367) $ (1,452) $  80,150    $ 19,772
Comprehensive income:
Net loss......................          --          --          --         --        --        --    (18,124)         --
Change in unrealized
 securities gains--net of
 $769,000 tax.................          --          --          --         --        --        --         --       1,433

Total comprehensive income....

Cash dividends ($0.12 per
 share).......................          --          --          --         --        --        --     (3,835)         --
Stock issued in acquisition...   5,006,770          --          --     40,054        --        --         --          --
Stock transferred from benefit
 trust........................          --     514,082    (514,082)        --     6,159    (6,159)        --          --
Employee stock plans..........      91,629          --          --        658        --        --         --          --
Nonemployee director
 compensation plan............      39,776          --          --        331        --        --         --          --
                               -----------  ----------  ----------  ---------  --------  --------  ---------    --------
BALANCE September 30,
 1999.........................  33,524,166    (684,971)   (635,279)   309,847    (8,208)   (7,611)    58,191      21,205
Comprehensive income:
   Net loss...................          --          --          --         --        --        --    (34,677)         --
   Change in unrealized
    securities gains--net
    of $11,152,000 tax........          --          --          --         --        --        --         --     (20,711)

Total comprehensive income....

Stock transferred from benefit
 trust........................          --     684,971    (684,971)        --     8,208    (8,208)        --          --
Restricted shares withheld....          --          --     (25,569)        --        --       (40)        --          --
Employee stock plans..........     109,906          --          --        214        --        --         --          --
Nonemployee director
 compensation plan............      91,212          --          --        391        --        --         --          --
                               -----------  ----------  ----------  ---------  --------  --------  ---------    --------
BALANCE September 30,
 2000.........................  33,725,284          --  (1,345,819)   310,452        --   (15,859)    23,514         494
Comprehensive income:
   Net loss...................          --          --          --         --        --        --   (316,340)         --
   Change in unrealized
    securities gains--net
    of $207,000 tax...........          --          --          --         --        --        --         --         385
Cumulative effect of
 accounting change; net of
 $4,151,000 of income tax.....                                                                                     7,707
Change in derivative fair
 value, net of $6,541,000 of
 income tax...................                                                                                   (12,148)
Recognition of deferred gains
 in net income, net of
 $3,118,000 of income tax.....                                                                                    (5,791)

Total comprehensive income....
Employee stock plans..........      32,903          --          --         35        --        --         --          --
Reorganization adjustments.... (33,758,187)         --   1,345,819   (310,487)       --    15,859    292,826       9,353
                               -----------  ----------  ----------  ---------  --------  --------  ---------    --------
BALANCE August 29, 2001.......           0          --           0  $       0  $     --  $      0  $       0    $      0
                               ===========  ==========  ==========  =========  ========  ========  =========    ========
----------------------------------------------------------------------------------------------------------------------------
Successor Company
-----------------
Stock issued in reorganization  10,000,000                          $  90,000
                               -----------                          ---------
Comprehensive income:
   Net Loss...................          --                                 --                      $  (6,464)
   Change in unrealized
    securities gains--net
    of $5,000 of income
    tax.......................          --                                 --                             --    $      9
Change in derivative fair
 value, net of $2,094,000 of
 income tax...................          --                                 --                             --      (3,888)

Total comprehensive income....
                               -----------                          ---------                      ---------    --------
BALANCE September 30,
 2001.........................  10,000,000                          $  90,000                      $  (6,464)   $ (3,879)
                               ===========                          =========                      =========    ========







                                 Total
                               ---------

Predecessor Company
-------------------
BALANCE September 30,
 1998......................... $ 352,907
Comprehensive income:
Net loss......................   (18,124)
Change in unrealized
 securities gains--net of
 $769,000 tax.................     1,433
                               ---------
Total comprehensive income....   (16,691)
                               ---------
Cash dividends ($0.12 per
 share).......................    (3,835)
Stock issued in acquisition...    40,054
Stock transferred from benefit
 trust........................        --
Employee stock plans..........       658
Nonemployee director
 compensation plan............       331
                               ---------
BALANCE September 30,
 1999.........................   373,424
Comprehensive income:
   Net loss...................   (34,677)
   Change in unrealized
    securities gains--net
    of $11,152,000 tax........   (20,711)
                               ---------
Total comprehensive income....   (55,388)
                               ---------
Stock transferred from benefit
 trust........................        --
Restricted shares withheld....       (40)
Employee stock plans..........       214
Nonemployee director
 compensation plan............       391
                               ---------
BALANCE September 30,
 2000.........................   318,601
Comprehensive income:
   Net loss...................  (316,340)
   Change in unrealized
    securities gains--net
    of $207,000 tax...........       385
Cumulative effect of
 accounting change; net of
 $4,151,000 of income tax.....     7,707
Change in derivative fair
 value, net of $6,541,000 of
 income tax...................   (12,148)
Recognition of deferred gains
 in net income, net of
 $3,118,000 of income tax.....    (5,791)
                               ---------
Total comprehensive income....  (326,187)
Employee stock plans..........        35
Reorganization adjustments....     7,551
                               ---------
BALANCE August 29, 2001....... $       0
                               =========
------------------------------------------
Successor Company
-----------------
Stock issued in reorganization $  90,000
                               ---------
Comprehensive income:
   Net Loss...................    (6,464)
   Change in unrealized
    securities gains--net
    of $5,000 of income
    tax....................... $       9
Change in derivative fair
 value, net of $2,094,000 of
 income tax...................    (3,888)
                               ---------
Total comprehensive income....   (10,343)
                               ---------
BALANCE September 30,
 2001......................... $  79,657
                               =========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    Successor Company          Predecessor Company
                                                                    ------------------ -----------------------------------


                                                                       Period from       Period from        Year Ended
                                                                     August 30, 2001   October 1, 2000    September 30,
                                                                            to               to        -------------------
                                                                    September 30, 2001 August 29, 2001   2000      1999
                                                                    ------------------ --------------- --------  ---------
                                                                                   (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss)................................................      $ (6,464)        $(316,340)   $(34,677) $ (18,124)
  Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting changes.........................            --            (2,352)         --         --
   Fresh start adjustments.........................................            --           453,188          --         --
   Extraordinary ite-m--net........................................            --          (180,456)         --         --
   Impairment loss.................................................            --                --      16,066         --
   Reclassification adjustment from accumulated income to net
    income.........................................................            --            (9,074)         --         --
   Cash settlement of derivatives..................................        (5,982)          (16,757)         --         --
   Change in fair value of interest rate swaps.....................           901             7,540          --         --
   Loss on equity investment in partnership........................            --                --          --     16,706
   Depreciation & amortization.....................................         1,631            45,687      51,979     51,272
   Gain on sale of securities......................................            --                --     (35,874)    (4,697)
   Gain on sale of nutritional products business...................            --            (2,217)
   Deferred income taxes...........................................            --           (17,402)    (12,623)   (11,355)
   Other...........................................................        (1,116)            3,011       3,951      1,991
  Changes in operating assets and liabilities (excluding operating assets and liabilities acquired in the purchase acquisitions):
   Accounts receivables............................................         9,122            30,636       1,080     84,619
   Inventories.....................................................        15,520             1,117      26,871    (40,245)
   Deferred costs and prepaid expenses.............................          (310)            5,374      (6,541)    (3,255)
   Accounts payable--trade.........................................       (10,599)          (15,864)    (35,971)    28,387
   Other liabilities...............................................           491           (24,540)     35,383        892
                                                                         --------         ---------    --------  ---------
    Operating cash flow............................................         3,194           (38,449)      9,644    106,191
                                                                         --------         ---------    --------  ---------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired...............................            --                --          --   (112,455)
  Capital expenditures.............................................        (2,579)           (8,896)    (16,303)   (26,805)
  Investment in marketable securities..............................            --            (1,666)     (3,273)   (14,141)
  Proceeds from sale of nutritional products business..............            --            55,821          --         --
  Proceeds from sale of marketable securities......................            --                --      64,221     15,300
  Proceeds from maturity of marketable securities..................            --             3,347       3,996      5,881
  Proceeds from sale of fixed assets...............................            --               229       4,157      2,589
  Investment in securitization affiliate...........................            --           (19,933)         --         --
  Other............................................................          (229)             (877)     (2,085)     1,617
                                                                         --------         ---------    --------  ---------
    Investing cash flow............................................        (2,808)           28,025      50,713   (128,014)
                                                                         --------         ---------    --------  ---------
FINANCING ACTIVITIES:
  Short-term borrowings:
   CCC borrowings--advances........................................            --                --     105,072     60,112
   CCC borrowings--repayments......................................            --                --     (57,975)   (60,112)
   Other short-term borrowings--net................................            --            (1,673)         60        450
  Revolving credit borrowings--net.................................         3,050            24,243     (61,500)    89,100
  Long-term debt--Repayment........................................        (2,000)          (12,814)    (47,841)   (59,681)
  Dividends paid...................................................            --                --          --     (3,835)
  Stock option proceeds and other..................................            --                30         435        837
                                                                         --------         ---------    --------  ---------
    Financing cash flow............................................         1,050             9,786     (61,749)    26,871
                                                                         --------         ---------    --------  ---------
INCREASE (DECREASE) IN CASH AND TEMPORARY
 INVESTMENTS.......................................................         1,436              (638)     (1,392)     5,048
CASH AND TEMPORARY INVESTMENTS BEGINNING OF
 PERIOD,...........................................................         5,895             6,533       7,925      2,877
                                                                         --------         ---------    --------  ---------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD......................      $  7,331         $   5,895    $  6,533  $   7,925
                                                                         ========         =========    ========  =========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 2001, 2000, and 1999

1. ACCOUNTING POLICIES

  The Company

   The consolidated financial statements include the accounts of Imperial Sugar Company and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates in two domestic business segments--the production and sale of refined sugar and the sale and distribution of products for the foodservice industry.

  Reorganization

   On January 16, 2001, Imperial Sugar Company and substantially all of its subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. On August 29, 2001, the Company's Second Amended and Restated Joint Plan of Reorganization (the "Plan of Reorganization") became effective, and the Company emerged from bankruptcy court protection. The Company applied the accounting principles provided for in the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), including fresh start accounting upon emergence. Accordingly, the Company's financial position, results of operations and cash flows for the periods after the Company's emergence from bankruptcy are not comparable to earlier periods.

   Reorganization costs include legal and professional fees associated with the Company's bankruptcy proceedings and employee retention compensation costs.

  Business Risk

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

   A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, which extend for up to one year. The Company also contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from the purchase. To mitigate its exposure to future price changes, the Company attempts to manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar contracted for future delivery, when feasible. Additionally, the Company utilizes a participatory sugarbeet purchase contract, described below, which relates the cost of sugarbeets to the net selling price realized on refined beet sugar sales.

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

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


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

  Inventories

   Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in, first-out ("LIFO") method. All other costs are determined under the first-in, first-out ("FIFO") method. Pursuant to the application of fresh start accounting, the current cost of inventory at August 29, 2001, became the LIFO base layer.

   If only the FIFO cost method had been used, inventories would have been higher by $3.0 million at September 30, 2000 and $15.7 million at September 30, 1999; inventories at September 30, 2001 approximated current cost. Reductions in inventory quantities in the year ended September 30, 2000 resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years. The effect of this liquidation was to increase the net loss by about $0.3 million ($0.01 per share) in fiscal 2000.

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

  Revenue Recognition

   Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied.

  Hedge Accounting

   The Company uses raw sugar futures and options in its raw sugar purchasing programs and uses natural gas futures to hedge natural gas purchases used in its manufacturing operations. Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity", and recorded a cumulative effect of a change in accounting principles. Eligible gains and losses on raw sugar futures and options are deferred and recognized as part of the cost of inventory purchases and charged or credited to cost of sales as such inventory is sold. Eligible gains and losses on natural gas futures and basis swaps are deferred and recognized as part of the cost of the natural gas purchases and charged to cost of sales in the period of the purchase.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


  Manufacturing Costs Prior to Production

   Certain manufacturing costs incurred between processing periods which are necessary to prepare each factory for the next processing campaign are deferred and allocated to the cost of sugar produced in the subsequent campaign. At September 30, 2001 and 2000, such amounts included in deferred costs and prepaid expenses were $23.9 million and $39.3 million.

  Property and Depreciation

   Property is stated at cost and includes expenditures for renewals and improvements and capitalized interest. Maintenance and repairs are charged to current operations. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is included in income.

   Depreciation is provided principally on the straight-line or sum-of-the-years' digits methods over the estimated service lives of the assets. In general, buildings are depreciated over 10 to 20 years, machinery and equipment over 3 to 15 years and leasehold improvements over 10 years.

   Property, plant and equipment was revalued pursuant to fresh start accounting.

  Impairment of Long-Lived Assets

   Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or net realizable value.

  Interest Rate Swap Agreements

   Interest rate swap agreements are recorded at market value. The differential paid or received on interest rate swap agreements is recognized as an increase or decrease in interest expense. The Company does not use these instruments for trading purposes, rather it uses them to hedge the impact of interest rate fluctuations on floating rate debt.

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

  Federal Income Taxes

   Federal income tax expense includes the current tax obligation or benefit and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities. The Company evaluates the realizability of deferred tax assets quarterly.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


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

   In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which would require the Company to cease amortization of goodwill and other intangible assets beginning in fiscal 2003, and subject such assets to an annual impairment test. After the application of fresh start accounting the Company does not have goodwill or other intangible assets. Therefore, the Company anticipates this pronouncement will not effect its financial statements.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

  Reclassifications

   Certain amounts in prior years have been reclassified to be consistent with the 2001 presentation.

2. BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

   On January 16, 2001, Imperial Sugar Company and substantially all of its subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. On August 29, 2001, the Company's Second Amended and Restated Joint Plan of Reorganization became effective and the Company emerged from bankruptcy court protection. Upon emergence from bankruptcy, the Company's debt aggregated

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999

approximately $230 million. As more fully explained in Notes 6 and 9, the Company's accounts receivable securitization agreement and senior bank agreement contain various financial covenants, which, among other things, require that the Company maintain compliance with certain financial ratios and limits. The financial covenants were set at levels based on financial projections prepared in connection with the Plan of Reorganization, become more restrictive over time and do not accommodate significant downward variations in operating results. The Company's Plan of Reorganization and the related financial projections were predicated on improvements in the domestic refined sugar market from the historic lows recently experienced which, along with the deleveraging effects of the reorganization, are expected to return the Company to a more sound financial basis. The Company has a very limited operating history since its emergence from bankruptcy, and the refined sugar market, while significantly improved over the prior year, has not demonstrated that it will attain and sustain the levels included in the Company's projections. Consequently, there can be no assurances that the Company will achieve the results included in its projections.

   While the Company is currently in compliance with all financial covenants of its debt agreements, its current forecast indicates that the Company may not meet certain of these covenants during fiscal 2002 absent significant asset sales. Should the Company not achieve the compliance targets, it may be required to request an amendment of the agreements or a waiver of non-compliance from its lenders, and there are no assurances that the Company's lenders will be willing to provide such waiver or amendment.

   The uncertainties described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

   Management intends to sell assets of non-strategic operations and surplus assets and use the proceeds from such sales to repay debt, in an effort to improve the Company's working capital and liquidity. Finally, management will seek amendments or modifications to its debt agreements if necessary to help assure that the Company meets its debt covenants during fiscal 2002.

3. REORGANIZATION AND FRESH START ADJUSTMENTS

   On January 16, 2001, Imperial Sugar Company and substantially all of its subsidiaries filed petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. The Company's Plan of Reorganization became effective and the Company emerged from bankruptcy on August 29, 2001.

   Prior to the Company's filing for bankruptcy protection, the Company was in default under certain financial covenants in its senior credit agreement. The Company did not make its required interest payments which were due on December 15, 2000 and June 15, 2001 on its 9 3/4% Senior Subordinated Notes due 2007 (the "Subordinated Debt").

   The Plan of Reorganization provided that holders of the Subordinated Debt and certain other unsecured creditors received 9,800,000 shares of common stock representing 98% of the common equity in the restructured entity in satisfaction of their debt obligations. Trade creditors were given the option of receiving $5,000 or 10% of their claim in cash, in lieu of receiving common stock. Additionally, the Plan of Reorganization provided that certain former employees and directors who were participants in non-qualified pension and deferred compensation plans received common stock or, at their option, cash and a non-interest bearing note for 60% of

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999

their allowed claim. Previous holders of the common equity of the Company received 200,000 shares of common stock representing 2.0% of the common equity in the restructured entity and 7-year warrants to purchase an additional 1,111,111 shares of common stock representing 10.0% of the restructured entity on a diluted basis. These share numbers and ownership percentages exclude shares issuable upon the exercise of options to be granted in connection with the long-term management incentive plan adopted by the Company as part of the reorganization proceedings.

   Upon its emergence from bankruptcy, the Company implemented the fresh start accounting provisions of SOP 90-7. In accordance with fresh start accounting, the reorganization value of the Company was allocated to the Company's assets and liabilities in relation to their fair values similar to the procedures specified by Accounting Principles Board Opinion 16, ''Business Combinations''. In addition, the accumulated deficit of the Company was eliminated and its common stock was valued based on an enterprise value midpoint of $350 million and an equity value midpoint of $90 million. The Company recorded the effects of the Plan of Reorganization and fresh-start reporting as of August 29, 2001, as follows (in thousands):




                                       Predecessor  Adjustments to Record Effects  Successor
                                         Company             of the Plan            Company
                                       Consolidated ----------------------------  Consolidated
                                         Balance    Reorganization    Fresh Start   Balance
                                          Sheet      Adjustments      Adjustments    Sheet
                                       ------------ --------------    ----------- ------------
Current assets........................   $270,900     $      --        $   4,912    $275,812
Property, plant and equipment, net....    331,113            --          (56,118)    274,995
Goodwill and other intangibles........    330,401            --         (330,401)         --
Other assets, net.....................     47,042        (8,544)          (9,038)     29,460
                                         --------     ---------        ---------    --------
   Total assets.......................   $979,456     $  (8,544)       $(390,645)   $580,267
                                         ========     =========        =========    ========
Current liabilities...................   $223,766     $ (25,435)       $ (25,353)   $172,978
Long-term debt........................    467,779      (238,304)              --     229,475
Other long-term liabilities...........     77,649       (13,461)          23,626      87,814
                                         --------     ---------        ---------    --------
   Total liabilities..................    769,194      (277,200)          (1,727)    490,267
                                         --------     ---------        ---------    --------
Common stock..........................    310,487        88,200         (308,687)     90,000
Treasury stock........................    (15,859)           --           15,859          --
Accumulated deficit...................    (75,033)      180,456         (105,423)         --
Accumulated other comprehensive income     (9,333)           --            9,333          --
                                         --------     ---------        ---------    --------
   Total shareholders' equity.........    210,262       268,656         (388,918)     90,000
                                         --------     ---------        ---------    --------
   Total..............................   $979,456     $  (8,544)       $(390,645)   $580,267
                                         ========     =========        =========    ========

   Reorganization adjustments reflect the conversion of both the Subordinated Debt, including related accrued interest, and certain prepetition trade payables into new common stock, as well as the settlement of the non-qualified pension and deferred compensation liabilities, resulting in an extraordinary gain of $180.5 million.

4. DIAMOND CRYSTAL ACQUISITION

   On November 2, 1998 the Company acquired all the outstanding common stock of DSLT Inc. ("Diamond Crystal") in a merger of a wholly owned subsidiary of the Company, with and into Diamond Crystal. Consideration for the acquisition consisted of $80.2 million cash, 5.0 million shares of common stock and the repayment of $28.3 million of Diamond Crystal debt. The cash portion of the merger consideration was funded by borrowing under the Company's existing revolving credit agreement.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


   Diamond Crystal produces nutritional dry mixes, sauces, seasonings, drink mixes and desserts for distribution to the healthcare and foodservice industries. The purchase method was used to account for the acquisition, and Diamond Crystal's results of operations are included in the Company's consolidated financial statements commencing November 2, 1998.

   An allocation of the aggregate purchase price of $184.6 million, including $31.9 million of liabilities assumed, was made to current assets ($33.3 million), plant, property and equipment ($18.8 million) and goodwill ($132.0 million). Liabilities assumed include $2.7 million for the estimated costs to close two Diamond Crystal production facilities, as well as cost related to the involuntary termination of certain administrative employees, both of which were completed in fiscal 2000.

   The following table presents unaudited, summarized pro forma operating results as if the acquisition of Diamond Crystal and the related financing transactions had occurred on October 1, 1998, assuming effective income tax rates of 35% to 38%.

                                          Year Ended
                                        September 30,
                                             1999
                                        --------------
                                         (Pro forma)
                                        (In Thousands
                                         of Dollars,
                                          Except Per
                                        Share Amounts)
Net sales..............................   $1,899,714
                                          ----------
Cost of sales..........................    1,713,107
Selling, general and administrative....       86,467
Depreciation and amortization..........       51,705
Asset impairment and other charges.....           --
                                          ----------
Operating income (loss)................       48,435
Interest expense.......................      (59,774)
Securities gains (losses)..............        4,697
Loss on investment in partnership......      (16,706)
Other income...........................        1,598
                                          ----------
Income (loss) before income taxes......      (21,750)
Provision (benefit) for income taxes...       (3,276)
                                          ----------
Income (loss) before extraordinary item   $  (18,474)
                                          ==========
Basic earnings (loss) per share........   $    (0.57)
                                          ==========

   Amortization of goodwill and other intangibles totaled $9.7 million in the period from October 1, 2000 to August 29, 2001, $10.8 million in fiscal 2000 and, $11.0 million in fiscal 1999, respectively.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


5. MARKETABLE SECURITIES

   Marketable securities consisted of the following (in thousands of dollars):

                                                     Successor Company
                                                    September 30, 2001
                                               ----------------------------
                                                                   Gross
                                                                 Unrealized
                                                          Fair    Holding
                                               Amortized Market -----------
                                                 Cost    Value  Gains Losses
                                               --------- ------ ----- ------
    US Government securities, maturing in 2002  $1,908   $1,908 $ --   $ --
    Common stocks.............................     848      862   14     --
                                                ------   ------ ----   ----
       Total..................................  $2,756   $2,770 $ 14   $ --
                                                ======   ====== ====   ====

                                                    Predecessor Company
                                                    September 30, 2000
                                               ----------------------------
                                                                   Gross
                                                                 Unrealized
                                                          Fair    Holding
                                               Amortized Market -----------
                                                 Cost    Value  Gain  Losses
                                               --------- ------ ----- ------
    US Government securities, maturing in 2001  $3,548   $3,602 $ --   $(54)
    Common stocks.............................     254    1,010  756     --
                                                ------   ------ ----   ----
       Total..................................  $3,802   $4,612 $756   $(54)
                                                ======   ====== ====   ====

   The Company liquidated substantially all of its marketable securities portfolio in fiscal 2000, and utilized $36.6 million of the net proceeds to pay down senior term loans. Realized securities gains are reported net of realized losses of $0.5 million in fiscal 2000. There were no realized securities losses during the periods ended August 29, 2001, September 30, 2001 or fiscal 1999. Marketable securities at September 30, 2001 were pledged to secure certain insurance obligations.

   Other investments include the Company's royalty interest in a coal seam methane gas project, which is accounted for at amortized cost. The Company has a limited partnership interest in a company which owns an interest in a fuel oil terminal in the Port of Houston; a former director of the Company is the general partner.

6. SALE OF ACCOUNTS RECEIVABLE

   The Company entered into a receivables securitization facility in conjunction with its emergence from bankruptcy to replace its prior facility. The replacement facility extends until August 2004 and provides for loans from a third party to a wholly-owned, unconsolidated subsidiary of up to $110 million. Such loans are secured by trade accounts receivable purchased by such subsidiary from the Company on a non-recourse basis, for a combination of cash, notes and an equity contribution. Loans outstanding from the third party to such unconsolidated subsidiary, not included in the consolidated financial statements, totaled $78.1 million at September 30, 2001. Trade receivables sold to such subsidiary during the period ended September 30, 2001 totaled $263.6 million and the balance of receivables sold totaled $112.7 million at September 30, 2001. The Company services the receivables under the agreement for a fee of 1% .

   The replacement securitization facility requires compliance with the same financial covenants described in Note 9, and also includes a maximum receivables delinquency rate and a maximum receivables dilution rate.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


   In 1999, the Company entered into a receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Through a wholly owned, consolidated, special purpose subsidiary, the Company agreed to sell on an ongoing basis and without recourse, an undivided percentage ownership interest in designated pools of accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the Company was obligated to sell undivided percentage interests in new receivables as existing receivables were collected. The agreement was cancelled August 29, 2001. The Company recorded such transfers as sales of the related accounts receivable.

   The Company had sold accounts receivable to the purchaser at September 30, 2000 of $82.5 million. At September 30, 2000, the Company's retained interest was $42.1 million; the fair value of the retained interest approximated its book value.

   The discount under these agreements are variable based on the general level of interest rates on commercial paper plus administrative fees typical in such transactions. These costs were approximately $0.3 million in the period ending September 30, 2001, $6.5 million in the period ending August 29, 2001, $6.4 million in fiscal 2000 and $1.4 million for fiscal 1999 and were included in selling, general and administrative in the accompanying Consolidated Statement of Operations. The Company receives compensation for servicing the accounts receivables that approximates its cost to provide such services. Accordingly, no servicing assets or liability is recorded.

7. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following (in thousands of dollars):

                                   Successor Predecessor
                                    Company    Company
                                   --------- -----------
                                       September 30,
                                   ---------------------
                                     2001       2000
                                   --------- -----------
Land.............................. $ 27,475   $ 42,927
Buildings, machinery and equipment  239,631    540,774
Construction in progress..........    9,974     13,073
                                   --------   --------
   Total..........................  277,080    596,774
Less accumulated depreciation.....    1,627    239,093
                                   --------   --------
Property, Plant and Equipment--Net $275,453   $357,681
                                   ========   ========

   Property, plant and equipment was revalued pursuant to fresh start accounting.

8. SHORT-TERM BORROWINGS

   In the past, the Company borrowed short-term from the Commodity Credit Corporation ("CCC") under the USDA's price support loan program. CCC borrowings, which mature September 30 each year, are secured by refined beet sugar inventory and are recourse or nonrecourse to the Company depending upon certain regulatory conditions. During fiscal 2000, the Company participated in permitted forteitures of refined sugar in full satisfaction of $47.1 million of outstanding loans with the CCC in lieu of repaying the loans because the forfeiture price exceeded the current market price. The Company accounted for this transaction as a debt repayment. The net book value of inventory forfeited approximated the debt discharged, including interest. The Company did not borrow from the CCC during the twelve months ended September 30, 2001.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


9. LONG-TERM DEBT

   Long-term debt was as follows (in thousands of dollars):

                                                   Successor Predecessor
                                                    Company    Company
                                                   --------- -----------
                                                       September 30,
                                                   ---------------------
                                                     2001       2000
                                                   --------- -----------
        Senior bank agreements:
           Revolving credit facility.............. $ 57,293   $ 30,000
           Term loans.............................  139,036    150,769
        9 3/4% Senior Subordinated Notes due 2007.       --    250,000
        Industrial revenue bonds..................   22,500     25,100
        Non-interest bearing notes................   11,696         --
        Other.....................................       --        481
                                                   --------   --------
               Total long-term debt...............  230,525    456,350
        Less current and deemed current maturities    3,746    436,350
                                                   --------   --------
        Long-term debt, net....................... $226,779   $ 20,000
                                                   ========   ========

   The senior bank agreement in effect at September 30, 2001, which replaced the previous agreement upon the Company's emergence from bankruptcy, includes a $117 million revolving credit facility (available through September 30, 2004) and term loans aggregating $139 million. Generally, CCC borrowings reduce the amounts available under the revolving credit facility, however, CCC borrowings of up to $25 million seasonally may be made without reducing the availability of borrowings under the revolving credit facility. At September 30, 2001, the carrying amount of the Company's debt approximates fair value.

   The industrial revenue bonds consist of various issues at fixed and variable interest rates, ranging from 3.0% to 6.6%, and have maturity dates ranging from 2015 to 2025.

   Pursuant to the Plan of Reorganization, the non-interest bearing notes were issued to certain former employees and directors who were participants in non-qualified pension and deferred compensation plans. The notes require 23 equal quarterly payments aggregating $0.7 million commencing March 2002, with final maturity in August 2007. The notes have been recorded on a discounted basis at a 12% rate of interest.

   Scheduled maturities of long-term debt at September 30, 2001, is as follows (in thousands of dollars):

Fiscal 2002 $ 3,746
Fiscal 2003   7,569
Fiscal 2004  68,979
Fiscal 2005  86,201
Fiscal 2006  34,853
Thereafter.  29,177

   The senior bank agreement is secured by substantially all of the Company's assets. The senior bank agreement contains restrictive covenants which may limit, among other things, the Company's ability to incur

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999

additional indebtedness and make capital expenditures and investments and prohibit the Company from paying dividends.

   The senior bank agreement requires quarterly compliance with certain financial covenants including a total leverage ratio, working capital ratio, fixed charge coverage ratio, minimum EBITDA, minimum level of net worth and an interest coverage ratio. The Company was in compliance with all financial covenants at September 30, 2001, however the covenant levels in the agreement do not allow for significant downward variation in operating results and future compliance cannot be assured.

   Interest on borrowings under the senior bank agreement is at floating rates (either a base rate plus a margin from 2.0% to 4.0% or a Eurodollar rate plus a margin from 4.0% to 6.0%). The Company has entered into interest rate swap agreements with a major financial institution in which the Company pays a fixed interest rate of 6.01% on $107.7 million. The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

   Cash paid for interest on short and long-term debt was $0.8 million for the period ended September 30, 2001, $21.2 million for the period ended August 29, 2001, $54.5 million for fiscal 2000, and $57.2 million for fiscal 1999. Interest capitalized as part of the cost of constructing assets was $0.01 million for the period ended September 30, 2001, $0.4 million for the period ended August 29, 2001, $.5 million for fiscal 2000, and $.4 million for fiscal 1999.

10. INCOME TAXES

   The components of the consolidated income tax provision (credit), including amounts reported as an extraordinary item, were as follows (in thousands of dollars):

                                                       Successor
                                                        Company               Predecessor Company
                                                   ------------------ ----------------------------------


                                                                        Period from       Year Ended
                                                      Period from     October 1, 2000    September 30,
                                                   August 30, 2001 to       to        ------------------
                                                   September 30, 2001 August 29, 2001   2000      1999
                                                   ------------------ --------------- --------  --------
Federal:
   Current........................................      $    --          $     --     $     --  $  7,512
   Tax benefit of operating loss carryforward
     utilized (generated).........................        5,979           (41,169)        (920)  (19,327)
   Deferred.......................................       (7,980)          (38,640)     (11,703)    7,972
State.............................................           84               874         (350)      389
                                                        -------          --------     --------  --------
       Total before extraordinary item............       (1,917)          (78,935)     (12,973)   (3,454)
Tax effect of extraordinary item (reduction of net
  operating loss carryforward)....................           --          $ 21,300           --        --
Valuation allowance...............................        1,917            40,233           --        --
                                                        -------          --------     --------  --------
       Total......................................      $     0          $(17,402)    $(12,973) $ (3,454)
                                                        =======          ========     ========  ========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


   The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities were as follows (in thousands of dollars):

                                                  Successor Company                 Predecessor Company
                                            -----------------------------  -   ----------------------------
                                                  September 30, 2001                September 30, 2000
                                            -----------------------------  -   ----------------------------
                                             Assets  Liabilities  Total        Assets  Liabilities  Total
                                            -------- ----------- --------  -   ------- ----------- --------
Current:
   Marketable securities valuation.........
   differences.............................       --        --         --           --  $   (265)  $   (265)
   Inventory valuation differences,
     principally purchase accounting.......       --  $(19,472)  $(19,472)          --   (14,818)   (14,818)
   Manufacturing costs prior to production
     deducted currently....................       --    (7,851)    (7,851)          --   (13,746)   (13,746)
   Accruals not currently deductible....... $  5,316        --      5,316      $ 9,868        --      9,868
   Alternate minimum tax differences.......    1,499        --      1,499        1,499        --      1,499
   Operating loss carryforward.............       --        --         --           --        --         --
   Other...................................    1,506        --      1,506        1,177                1,177
                                            --------  --------   --------  -   -------  --------   --------
       Total current.......................    8,321   (27,323)   (19,002)      12,544   (28,829)   (16,285)
                                            --------  --------   --------  -   -------  --------   --------
Noncurrent:
   Depreciation differences, including.....
   purchase accounting.....................       --   (40,095)   (40,095)          --   (54,542)   (54,542)
   Accruals not currently deductible.......   24,976        --     24,976       24,738        --     24,738
   Operating loss carryforward.............   32,413        --     32,413       20,247        --     20,247
   Other...................................   43,858               43,858        8,440        --      8,440
                                            --------  --------   --------  -   -------  --------   --------
       Total noncurrent....................  101,247   (40,095)    61,152       53,425   (54,542)    (1,117)
                                            --------  --------   --------  -   -------  --------   --------
Total...................................... $109,568  $(67,418)    42,150      $65,969  $(83,371)  $(17,402)
                                            ========  ========             =   =======  ========   ========
Valuation allowance........................                       (42,150)
                                                                 --------
   Net.....................................                      $      0
                                                                 ========

   The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company's income before taxes (including extraordinary item). The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

                                                        Successor
                                                         Company                  Predecessor Company
                                                    ------------------ -   ---------------------------------


                                                                             Period from
                                                       Period from         October 1, 2000     Year Ended
                                                    August 30, 2001 to           to        -----------------
                                                    September 30, 2001     August 29, 2001   2000     1999
                                                    ------------------ -   --------------- --------  -------
Income taxes computed at the statutory federal rate      $(2,262)             $(188,247)   $(16,678) $(7,552)
   Non deductible goodwill amortization............           --                  3,377       3,787    3,847
   Non deductible fresh start adjustments..........           --                100,796          --       --
   State income taxes..............................           84                    874        (350)     253
   Other...........................................          261                  4,265         268       (2)
   Valuation allowance.............................        1,917                 40,233          --       --
                                                         -------       -      ---------    --------  -------
       Total before extraordinary item.............      $     0              $ (38,702)   $(12,973) $(3,454)
                                                         =======       =      =========    ========  =======

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


   Income taxes paid were $1 million for the period ended August 29, 2001, $1.7 million in fiscal 2000 and $1.0 million in fiscal 1999. No income taxes were paid during the period ended September 30, 2001.

   The valuation allowance reduces deferred tax assets to the amount that the Company believes is most likely to be realized. Due to a recent history of losses, the Company has provided a valuation allowance for the net deferred tax asset balance. At August 29, 2001, the Company had federal income tax net operating loss ("NOL") carryforwards of approximately $154 million (before the reduction described below). The NOL carryforwards expire in various years through 2020.

   The amount of the NOL carryforwards and certain other tax attributes available to the Company as of the effective date of its emergence from bankruptcy were reduced substantially, to approximately $93 million as a result of the discharge and cancellation of various prepetition liabilities under the Plan. Tax attributes remaining after the application of cancellation of indebtedness rules are subject to limitation-on-utilization rules. The federal tax code imposes limitations on the utilization of tax attributes, such as NOL carryovers, after certain changes in the ownership of a company. The income tax benefit, if any, resulting from any future realization of the NOL carryforwards will be credited to additional paid-in-capital.

11. EMPLOYEE BENEFITS

  Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

   Substantially all of the Company's nonseasonal employees are covered by retirement plans. Certain unionized employees are covered by an industry-wide plan, and other employees are covered by Company-sponsored defined benefit plans. Under the Company-sponsored defined benefit plans, retirement benefits are primarily a function of years of service and the employee's compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains, and losses over the remaining service periods. Additionally, the Company provides a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law. The Company provides a non-qualified retirement plan for non-employee directors, which provides benefits based upon years of service as a director and the retainer in effect at the date of a director's retirement. Certain of the Company's employees are covered by benefit plans that provide postretirement health care and life insurance benefits to certain employees who meet the applicable eligibility requirements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


   The following tables present the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used (in thousands of dollars):

                                                                          Pension Benefits
                                                            -------------------------------------------
                                                                                 Period from     Year
                                                               Period from     October 1 2000    Ended
                                                            August 30, 2001 to       to        September
                                                            September 30, 2001 August 29, 2001 30, 2000
                                                            ------------------ --------------- ---------
Change in benefit obligation:
   Benefit obligation at beginning of period...............      $247,295         $225,503     $221,540
   Service cost............................................           483            5,359        5,418
   Interest cost...........................................         1,487           15,519       16,176
   Amendments..............................................            --              435          990
   Actuarial (gain)/loss...................................            --           27,088       (2,677)
   Curtailment loss........................................            --               --         (174)
   Expenses paid...........................................           (89)          (1,836)      (1,304)
   Benefits paid...........................................        (1,189)         (14,514)     (14,466)
   Bankruptcy settlement of certain non-qualified benefits.            --          (10,259)          --
                                                                 --------         --------     --------
   Benefits obligation at end of period....................      $247,987         $247,295     $225,503
                                                                 ========         ========     ========
Change in plan assets:
   Fair value of plan assets at beginning of period........      $216,368         $253,552      248,383
   Actual return on plan assets............................         1,613          (21,629)      18,821
   Employer contribution...................................            --              795        2,118
   Expenses paid...........................................           (89)          (1,836)      (1,304)
   Benefits paid...........................................        (1,189)         (14,514)     (14,466)
                                                                 --------         --------     --------
   Fair value of plan assets at end of period..............      $216,703         $216,368     $253,552
                                                                 ========         ========     ========
Funded status..............................................      $(31,283)        $(30,927)    $ 28,049
Unrecognized actuarial (gain)/loss.........................            --               --      (45,252)
Unrecognized prior service cost............................            --               --        7,576
Adjustment for fourth quarter contributions................           368               --          290
                                                                 --------         --------     --------
Net amount recognized......................................      $(30,915)        $(30,927)    $ (9,337)
                                                                 ========         ========     ========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


                                                     Postretirement Benefits Other Than Pensions
                                                     -------------------------------------------
                                                                          Period from     Year
                                                        Period from     October 1 2000    Ended
                                                     August 30, 2001 to       to        September
                                                     September 30, 2001 August 29, 2001 30, 2000
                                                     ------------------ --------------- ---------
Change in benefit obligation:
   Benefit obligation at beginning of period........      $ 41,978         $ 38,035     $ 36,126
   Service cost.....................................            35              565          567
   Interest cost....................................           253            2,610        2,644
   Amendments.......................................            --          (12,401)         419
   Actuarial (gain)/loss............................            --           15,544          967
   Benefits paid....................................          (190)          (2,375)      (2,688)
                                                          --------         --------     --------
   Benefits obligation at end of period.............      $ 42,076         $ 41,978     $ 38,035
                                                          ========         ========     ========
Change in plan assets:
   Fair value of plan assets at beginning of period.            --               --           --
   Employer contribution............................           190            2,375        2,688
   Benefits paid....................................          (190)          (2,375)      (2,688)
                                                          --------         --------     --------
   Fair value of plan assets at end of period.......      $     --         $     --     $     --
                                                          ========         ========     ========
Funded status.......................................      $(42,076)        $(41,978)    $(38,035)
Unrecognized actuarial (gain)/loss..................            --               --        4,430
Unrecognized prior service cost.....................            --               --          419
Adjustment for fourth quarter contributions.........            --               --          706
                                                          --------         --------     --------
Net amount recognized...............................      $(42,076)        $(41,978)    $(32,480)
                                                          ========         ========     ========

                                                                                  Postretirement Benefits
                                                          Postretirement Benefits   Other than Pensions
                                                          ----------------------  ----------------------
                                                               September 30,           September 30,
                                                          ----------------------  ----------------------
                                                             2001         2000       2001         2000
                                                           --------     --------   --------     --------
Amounts recognized in the statement of financial position
  consist of:
   Accrued benefit liability............................. $(30,915)    $(11,637)  $(42,076)    $(32,480)
   Intangible asset......................................       --        2,300         --           --
                                                           --------     --------   --------     --------
Net amount recognized.................................... $(30,915)    $ (9,337)  $(42,076)    $(32,480)
                                                           ========     ========   ========     ========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


   The assumptions used and the annual cost related to these plans consist of the following:


                                                                                  Period from     Year
                                                                Period from     October 1 2000    Ended
                                                             August 30, 2001 to       to        September
                                                             September 30, 2001 August 29, 2001 30, 2000
                                                             ------------------ --------------- ---------
Pension Benefits
Weighted-average assumptions:
   Discount rate............................................          7.25%            7.25%        7.75%
   Expected return on plan assets...........................           9.0%             9.0%         9.0%
   Rate of compensation increase............................       4.5-5.0%         4.5-5.0%     4.5-5.0%
Components of net periodic benefit cost of Company-sponsored plans:
   Service cost.............................................      $    483         $  5,359     $  5,418
   Interest cost............................................         1,487           15,518       16,176
   Expected return on plan assets...........................        (1,614)         (20,355)     (21,833)
   Amortization of prior service cost.......................            --              766          799
   Amortization of transition (asset)/obligation............            --               --          (22)
   Recognized actuarial (gain)/loss.........................                         (2,583)      (3,582)
                                                                  --------         --------     --------
Net periodic benefit cost...................................           356           (1,295)      (3,044)
Curtailment effect recognized...............................            --               --         (316)
                                                                  --------         --------     --------
Total net periodic benefit cost - Company-sponsored plans...           356           (1,295)      (3,360)
Industry-wide plan for certain unionized employees..........            40              479          512
                                                                  --------         --------     --------
   Total pension cost.......................................      $    396         $   (816)    $ (2,848)
                                                                  ========         ========     ========

                                                                 Period from     Year
                                               Period from     October 1 2000    Ended
                                            August 30, 2001 to       to        September
                                            September 30, 2001 August 29, 2001  30, 200
                                            ------------------ --------------- ---------
Postretirement Benefits Other Than Pensions
Discount rate assumptions..................        7.25%             7.25%        7.75%
Components of net periodic benefit cost:
   Service cost............................       $  35            $  565       $  567
   Interest cost...........................         252             2,610        2,644
   Recognized actuarial (gain)/loss........          --                91           66
                                                  -----            ------       ------
Net periodic benefit cost..................       $ 287            $3,266       $3,277
                                                  =====            ======       ======

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $22.0 million, $20.3 million, and $0.5 million, respectively, as of September 30, 2000 and $145.6 million, $129.8 million, and $96.3 million, respectively, as of September 30, 2001.

   The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2001 was 14% for 2002. The rate was assumed

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999

to decrease gradually to 5.25% for 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                         1-         1-
                                                     Percentage Percentage
                                                       Point      Point
                                                      Increase   Decrease
                                                     ---------- ----------
                                                       (In Thousands of
                                                           Dollars)
Effect on total service and interest cost components   $   36    $   (30)
Effective on postretirement benefit obligation......    4,643     (3,890)

  401(k) Plans

   Substantially all of the employees may elect to defer up to 15% of their annual compensation in the Company sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amounts charged to expense for each of the periods presented for these plans were not significant.

  Employee Stock Purchase Plan

   Prior to bankruptcy, the Company had an employee stock purchase plan which provided substantially all year-round employees the option to purchase shares of common stock either through open market purchases at market value or directly from the Company at 85% of market value. The amounts charged to compensation expense for each of the periods presented for the discount on shares purchased under the latter alternative were not significant. This plan was terminated in December 2001.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


12. SHAREHOLDERS' EQUITY

  Earnings per Share

   The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):



                                                                    Period from
                                                  Period from     October 1, 2000 Year Ended September 30,
                                               August 30, 2001 to       to        ------------------------
                                               September 30, 2001 August 29, 2001    2000         1999
                                               ------------------ --------------- -----------  -----------
Earnings for basic and diluted computation:
Income (loss) before cumulative effect and
  extraordinary item..........................    $    (6,464)      $  (499,148)  $   (34,677) $   (18,124)
Net income (loss).............................         (6,464)         (316,340)      (34,677)     (18,124)
                                                  ===========       ===========   ===========  ===========
Basic earnings per share:.....................
Weighted average shares outstanding...........     10,000,000        32,409,074    32,293,759   31,712,602
                                                  ===========       ===========   ===========  ===========
Income (loss) per share before cumulative
  effect and extraordinary item...............    $     (0.65)      $    (15.40)  $     (1.07) $     (0.57)
                                                  ===========       ===========   ===========  ===========
Net income (loss) per share...................    $     (0.65)      $     (9.76)  $     (1.07) $     (0.57)
                                                  ===========       ===========   ===========  ===========
Diluted earnings per share:...................
Weighted average shares outstanding...........     10,000,000        32,409,074    32,293,759   31,712,602
Incremental shares issuable from assumed
  exercise of stock options under the treasury
  stock method................................             --                --            --           --
                                                  -----------       -----------   -----------  -----------
Weighed average shares outstanding-as
  adjusted....................................     10,000,000        32,409,074    32,293,759   31,712,602
                                                  ===========       ===========   ===========  ===========
Income (loss) per share before cumulative
  effect and extraordinary item...............    $     (0.65)      $    (15.40)  $     (1.07) $     (0.57)
                                                  ===========       ===========   ===========  ===========
Net income (loss) per share...................    $     (0.65)      $     (9.76)  $     (1.07) $     (0.57)
                                                  ===========       ===========   ===========  ===========

  Stock Incentive Plan

   The Company measures compensation cost of stock-based compensation using the intrinsic value method. The Company's reported net income and earnings per share would not have been materially effected had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting.

   Prior to bankruptcy, the Company had a stock incentive plan which provided for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Additionally, the Company had a non-employee director stock option plan and a non-employee director stock compensation plan. These plans were terminated and all outstanding options were cancelled pursuant to the Plan of Reorganization.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


   In connection with the Company's emergence from bankruptcy, the Company adopted a long-term incentive plan which provides for the granting to management of options to purchase up to 1,234,568 shares of common stock of the reorganized company; to date no options have been granted.

13. DERIVATIVE INSTRUMENTS

   The Company uses derivative instruments to manage exposures to changes in raw sugar prices, natural gas prices and interest rates. The Company's objective for holding derivatives is to minimize risk using the most efficient methods to eliminate or reduce the impacts of these exposures.

  Raw Sugar

   The Company's risk management policy is to manage the forward pricing of purchases of raw sugar in relation to its forward refined sugar sales to reduce price risk. The Company attempts to meet this objective by entering into fixed price supply agreements, futures contracts and options contracts to reduce its exposure. The Company has designated its futures contracts and certain options contracts as cash flow hedging instruments. Such financial instruments are used to manage the Company's exposure to variability in future cash flows attributable to the purchase price of raw sugar. The changes in the fair value of the futures contracts and certain options contracts are included as a component of Other Comprehensive Income ("OCI").

   The Company collects or pays cash based upon the change in the market value of open futures positions on a daily basis; accordingly, no asset or liability for the raw sugar futures contracts is reflected in the consolidated balance sheet.

   The changes in the fair value of the futures contracts and options contracts are matched to inventory purchases by period, and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through September 30, 2002, approximately $1.4 million, net of tax, of existing net losses presently deferred in OCI.

   The pricing mechanisms of the futures contracts and the respective forecasted raw sugar purchase transactions are the same. As a result, there is no hedge ineffectiveness to be reflected in earnings. The Company excludes the change in the time value of the options contracts from its assessment of hedge effectiveness. The Company recorded a loss of $0.3 million in cost of sales as the change in the time value of options for the period ended August 29, 2001.

   The Company has hedged a portion of its exposure to raw sugar price risk movement through November 30, 2002.

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

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


   The Company also has natural gas futures and basis swap contracts that cannot be designated as cash flow hedge instruments because the aggregate notional value of its natural gas futures and basis swap contracts exceeds the Company's forecasted natural gas requirements in the relevant periods. Any change in fair value of such instruments is recorded as gain or loss in the period of the change.

   The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, no asset or liability for the natural gas futures contracts is reflected in the consolidated balance sheet. Natural gas basis swaps with a market value (liability) of $(1.7) million are included in the consolidated balance sheet at September 30, 2001.

   The changes in the fair value of the futures and swap contracts are matched to forecasted natural gas purchases and will be recognized in earnings in the period of the purchase. The Company expects to recognize in earnings through September 30, 2002, approximately $1.8 million, net of tax, of existing net losses presently deferred in OCI.

   For the periods ended August 29, 2001 and September 30, 2001, the Company recognized $0.3 million and ($87,000) respectively of derivative gains(losses) recorded in cost of sales, which represented the ineffectiveness of the natural gas cash flow hedging activity.

   For the period ended August 29, 2001 the Company reclassified $2.6 million of derivative gains from OCI to cost of sales, representing the discontinuance of cash flow hedges as it was no longer probable that the original forecasted transactions would occur.

   The Company has hedged a portion of its exposure to natural gas price risk through September 30, 2003.

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

14. REPORTABLE SEGMENTS

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

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


   The sugar segment produces and sells refined sugar and related products. The segment's products include granulated, powdered, liquid, liquid blends and brown sugars, which are primarily sold to grocery and industrial customers and by-products from the production of refined sugar. The foodservice segment sells numerous products to foodservice customers, ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer, sauces, seasonings, drink mixes and desserts.

   Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Corporate and Other" column includes corporate-related items.


                                                               Corporate Reconciling
                                         Sugar     Foodservice and Other Eliminations Consolidated
                                       ----------  ----------- --------- ------------ ------------
Successor Company
-----------------                                       (In Thousands of Dollars)
For the Period from August 30, 2001 to
September 30, 2001
   Revenues from external customers... $  106,606   $ 27,323         --          --    $  133,929
   Intersegment revenues..............      6,544        569         --   $  (7,113)
   Gross margin.......................        389      2,637         --          --         3,026
   Depreciation and amortization......      1,145        417   $     69          --         1,631
   Operating income...................     (4,600)       737       (371)         --        (4,234)
   Capital expenditures...............      1,683        570        326          --         2,579
As of September 30, 2001
   Total assets.......................    445,791     91,852     18,140          --       555,783
                                                               Corporate Reconciling
                                         Sugar     Foodservice and Other Eliminations Consolidated
                                       ----------  ----------- --------- ------------ ------------
Predecessor Company
-------------------                                     (In Thousands of Dollars)
For the Period from October 1, 2000 to
August 29, 2001
   Revenues from external customers... $1,089,337   $329,382         --          --    $1,418,719
   Intersegment revenues..............     77,640      6,944         --   $ (84,584)           --
   Gross margin.......................     40,998     44,174         --          --        85,172
   Depreciation and amortization......     33,811      8,052   $  3,824          --        45,687
   Operating income...................    (35,397)    13,236    (10,211)         --       (32,372)
   Capital expenditures...............      6,394      1,240      1,262          --         8,896
                                                               Corporate Reconciling
                                         Sugar     Foodservice and Other Eliminations Consolidated
                                       ----------  ----------- --------- ------------ ------------
                                                        (In Thousands of Dollars)
As of and for the Year Ended
September 30, 2000
   Revenues from external customers... $1,429,242   $391,989                           $1,821,231
   Intersegment revenues..............     98,026      7,298              $(105,324)           --
   Gross margin.......................     97,378     41,324                              138,702
   Depreciation and amortization......     37,473     10,297   $  4,209                    51,979
   Operating income...................    (23,785)     2,421     (6,458)                  (27,822)
   Total assets.......................    747,337    250,802     95,551                 1,093,690
   Capital expenditures...............     13,486      1,345      1,472                    16,303

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


                                                            Corporate Reconciling
                                       Sugar    Foodservice and Other Eliminations Consolidated
                                     ---------- ----------- --------- ------------ ------------
                                                     (In Thousands of Dollars)
As of and for the Year Ended
September 30, 1999
   Revenues from external customers. $1,490,981  $397,649         --          --    $1,888,630
   Intersegment revenues............     92,493     7,234         --    $(99,727)           --
   Gross margin.....................    132,007    52,284         --          --       184,291
   Depreciation and amortization....     38,849     9,782   $  2,641          --        51,272
   Operating income.................     35,661    14,037     (1,794)         --        47,904
   Total assets.....................    870,894   247,834    162,055          --     1,280,783
   Capital expenditures.............     17,569     3,723      5,513          --        26,805

   Reconciliation of operating income to net loss before income taxes, minority interest and extraordinary item (in thousands):



                                                                     Period from
                                                   Period from     October 1, 2000     Year Ended
                                                August 30, 2001 to       to        ------------------
                                                September 30, 2001 August 29, 2001   2000      1999
                                                ------------------ --------------- --------  --------
Operating income...............................      $(4,234)         $ (32,372)   $(27,822) $ 47,904
Interest expense-net...........................       (2,551)           (32,658)    (56,656)  (59,071)
Reorganization costs...........................           --            (19,716)         --        --
Fresh start adjustments........................           --           (453,188)         --        --
Realized securities gains-net..................           --                 --      35,874     4,697
Loss on partnership investment.................           --                 --          --   (16,706)
Sales of lines of business.....................           --              2,217          --        --
Change in fair value of interest rate swaps....         (901)            (8,465)         --        --
Other income-net...............................        1,222              6,332         954     1,598
                                                     -------          ---------    --------  --------
Loss before income taxes, cumulative effect and
  extraordinary item...........................      $(6,464)         $(537,850)   $(47,650) $(21,578)
                                                     =======          =========    ========  ========

15. COMMITMENTS AND CONTINGENCIES

   The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

   The Company was obligated under $35.3 million in outstanding letters of credit at September 30, 2001.

   The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $5.0 million in period ending August 29, 2001, $0.3 million in period ending September 30, 2001, $6.2 million in fiscal 2000, and $6.5 million in fiscal 1999.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


   The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 2001 are summarized as follows (in thousands of dollars):

                                 Operating
Fiscal Year Ending September 30,  Leases
-------------------------------- ---------
            2002................   1,013
            2003................     796
            2004................     703
            2005................     173
            2006................     114
           Thereafter...........      59

      The aggregate future minimum amount to be received under sub-leases was $.8 million at September 30, 2001.

16. SALES OF BUSINESS ASSETS

   In April 2001, the Company completed the sale of the nutritional products portion of its foodservice segment to Hormel Foods Corporation for $64.8 million cash, of which $6.5 million was placed in escrow until July 2002. The Company applied the net proceeds to reduce debt and expects to apply a portion of any escrow funds released to the Company to further reduce debt. The nutritional products, which were sold primarily to hospitals and nursing homes, represented approximately $50 million and $34 million of net sales in fiscal 2000 and the seven months ended April 30, 2001, respectively.

   The Company sold its California limestone quarry in September 2001 for $100,000, plus the assumption of environmental reclamation liabilities.

   In August 2001, the Company entered into an agreement to sell its Michigan Sugar Company subsidiary, which owns four beet sugar factories, to a grower-owned cooperative. In this connection, the Company currently is leasing the four Michigan factories to the cooperative and is managing and operating these factories for the cooperative. The lease agreement provides that the cooperative (1) pay all expenses necessary to operate the four factories and
(2) pay the Company a lease management fee based on the number of tons of sugarbeets received at these factories for processing.

   The Company currently is renegotiating the agreement for the sale of Michigan Sugar Company with the cooperative and has reached an agreement in principle with respect to revised terms of the sale. Under the revised terms, the Company would receive $25 million cash and $20 million in deferred payments, and the cooperative would assume $18 million in industrial development bonds. The Company would enter into a sales and marketing agreement under which it would continue to market the refined sugar processed by Michigan Sugar Company following the sale. Any renegotiated agreement would require approval from the Company's lenders and the negotiation of a definitive agreement. Whether the Company sells or continues to lease these factories, it expects to continue to market all refined sugar products manufactured by these factories for a minimum period of ten years.

   In December 2001, the Company completed the sale of its King Packaging subsidiary for $28 million, subject to certain post-closing adjustments. Sales proceeds of $5.6 million were placed in escrow until June 2003. The Company applied the net proceeds to reduce debt and expects to apply a portion of any escrow funds released to the Company to further reduce debt. King Packaging's sale of kits containing plastic cutlery and seasonings totaled $27 million for the twelve months ended September 30, 2001.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


17. SUPPLEMENTARY INFORMATION

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

                                                             Amounts    Accrued
                                                             Paid in  Balance at
                                                             Fiscal  September 30,
                                                      Total   2000       2000
                                                     ------- ------- -------------
Accrual for cash charges:
   Severance for approximately 280 employees........ $ 3,203    --      $ 3,203
   Environmental costs..............................   6,245    --        6,245
   Abandoned lease commitments and other cash costs.   2,026    --        2,026
                                                     -------            -------
       Sub total cash charges.......................  11,474             11,474
Noncash charges - asset impairment of:
   Property and equipment...........................  15,142
   Beet seed inventory..............................     925
                                                     -------
       Subtotal noncash charges.....................  16,067
                                                     -------
Total impairment and other charge................... $27,541
                                                     =======

   Changes in the accrued balance during the twelve months ended September 30, 2001 were (in thousands of dollars):

                                                                   Amounts Paid
                                                                   in the Twelve
                                                        Accrued       Months        Accrued
                                                      Balance at       Ended      Balance at
                                                     September 30, September 30, September 30,
                                                         2000          2001          2001
                                                     ------------- ------------- -------------
Accrual for cash charges:
   Severance for approximately 280 employees........    $ 3,203       $2,612        $  591
   Environmental costs..............................      6,245        1,214         5,031
   Abandoned lease commitments and other cash costs.      2,026          669         1,357
                                                        -------       ------        ------
       Subtotal cash charges........................    $11,474       $4,495        $6,979
                                                        =======       ======        ======

   Severance costs for employees at the affected production facilities was estimated based upon the positions eliminated and the Company's severance policy or collective bargaining agreements and does not include any portion of the employees' salary through their severance dates.

   The Company accrued $6.2 million related to expected, environmental exit costs associated with the California and Florida facilities. The Company expects it will be required to incur costs to remediate certain production areas, including the removal or capping of certain former production settling ponds. The Company expects to spend approximately $5 million over a 3-year period.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      September 30, 2001, 2000, and 1999


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

   During the fourth quarter of 2000, the Company recorded $6.8 million of cost of sales resulting from balances between subsidiaries.

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

   Interest income and dividends totaled $0.03 million for the period ended September 30, 2001, $0.5 million for the period ended August 29, 2001, $1.2 million for fiscal 2000 and $1.7 million for fiscal 1999.


   Other current liabilities at September 30, 2001 include payroll and employee benefit accruals totaling $21 million and accrued professional fees relating to the Company's restructuring totaling $9 million.