Form 10-Q
period 2001-12-31
IMPERIAL SUGAR CO /NEW/
filed 2002-02-14
CIK 831327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

                              Yes  X            No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes   X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 2002.

                              10,000,000 shares.

______________________________________________________________________________

                            IMPERIAL SUGAR COMPANY

                                     Index

                                                                 Page
PART I - FINANCIAL INFORMATION
      Item 1.  Financial Statements
               Consolidated Balance Sheets                         3
               Consolidated Statements of Operations               4
               Consolidated Statements of Cash Flows               5
               Consolidated Statements of Changes in
               Shareholders' Equity                                6
               Notes to Consolidated Financial Statements          7
      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations      11
      Item 3   Quantitative and Qualitative Disclosure
               About Market Risk                                  15
PART II - OTHER INFORMATION
      Item 6.  Exhibits and Reports on Form 8-K                   16

                             ___________________

                          Forward-Looking Statements

     Statements regarding market prices and margins, future operating results, sugarbeet acreage, operating efficiencies, future government action, cost savings, the future status of financing arrangements, our liquidity and ability to finance our operations, proposed sales of assets or businesses, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

            .  expect           .  project           .  estimate
            .  believe          .  anticipate        .  likely
            .  plan             .  intend            .  could
            .  should           .  may               .  predict
            .  budget

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets, court decisions and actions, the results of negotiations, actual or threatened acts of terrorism or armed hostilities and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

                        PART I - FINANCIAL INFORMATION

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31, 2001   SEPTEMBER 30, 2001
                                                          (Unaudited)
                                                        ----------------   ------------------
                                                               (In Thousands of Dollars)
                        ASSETS
CURRENT ASSETS:
 Cash and temporary investments                           $  6,155             $  7,331
 Marketable securities                                       2,756                2,770
 Accounts receivable                                        34,288               17,768
 Notes receivable - securitization affiliate                 3,365               12,605
 Inventories:
   Finished products                                        92,624               82,466
   Raw and in-process materials                             60,353               52,826
   Supplies                                                 31,922               36,457
                                                          --------             --------
    Total inventory                                        184,899              171,749
 Deferred costs and prepaid expenses                        32,164               38,364
                                                          --------             --------
    Total current assets                                   263,627              250,587

OTHER INVESTMENTS                                            4,077                4,293

INVESTMENT IN SECURITIZATION AFFILIATE                      12,321               19,933

PROPERTY, PLANT AND EQUIPMENT - net                        251,246              275,453

OTHER ASSETS                                                 4,393                5,517
                                                          --------             --------

    TOTAL                                                 $535,664             $555,783
                                                          ========             ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                                 $ 56,908             $ 81,514
 Short-term borrowings                                      17,357                  532
 Current maturities of long-term debt                        5,600                3,746
Other current liabilities                                   83,281               77,142
                                                          --------             --------
    Total current liabilities                              163,146              162,934

LONG-TERM DEBT - net of current maturities                 204,610              226,779

DEFERRED EMPLOYEE BENEFITS                                  86,563               86,413

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, without par value, issuable
  in series; 5,000,000 shares authorized,
  none issued                                                    -                    -
 Common stock, without par value;
  50,000,000 shares authorized                              90,000               90,000
 Retained earnings (accumulated deficit)                    (7,303)              (6,464)
 Accumulated other comprehensive income                     (1,352)              (3,879)
                                                          --------             --------
    Total shareholders' equity                              81,345               79,657
                                                          --------             --------

     TOTAL                                                $535,664             $555,783
                                                          ========             ========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   Successor   Predecessor
                                                    Company      Company
                                                   ----------  ------------
                                                      Three Months Ended
                                                         December 31,
                                                   ------------------------
                                                      2001          2000
                                                   ---------     ----------
                                                  (In Thousands of Dollars,
                                                   Except per Share Amounts)

NET SALES                                        $   322,268    $   428,462
                                                 -----------    -----------

COSTS AND EXPENSES:
 Cost of sales                                       300,915        397,240
 Selling, general and administrative                  13,745         22,425
 Discount on receivables sold to securitization
  affiliate                                            1,290          1,628
 Depreciation and amortization                         5,649         12,795
                                                 -----------    -----------

  Total                                              321,599        434,088
                                                 -----------    -----------

OPERATING INCOME (LOSS)                                  669         (5,626)
INTEREST EXPENSE                                      (5,910)       (11,954)

CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS              916         (3,209)

GAIN ON SALE OF KING PACKAGING                         3,901              -

OTHER INCOME (EXPENSE) - net                            (415)         2,309
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                       (839)       (18,480)

PROVISION (BENEFIT) FOR INCOME TAXES                       -         (5,821)
                                                 -----------    -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                              $      (839)   $   (12,659)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF
  $1,266,000 OF INCOME TAX                                 -          2,352
                                                 -----------    -----------

NET INCOME (LOSS)                                $      (839)   $   (10,307)
                                                 ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
 OF COMMON STOCK:
  Income (loss) before cumulative effect of
   accounting change                             $     (0.08)   $     (0.39)
  Cumulative effect of accounting change                   -           0.07
                                                 -----------    -----------
  Net income (loss)                              $     (0.08)   $     (0.32)
                                                 ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING               10,000,000     32,400,445
                                                 ===========    ===========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                        Successor   Predecessor
                                                         Company      Company
                                                        ----------  ------------
                                                           Three Months Ended
                                                              December 31,
                                                        ------------------------
                                                             2001       2000
                                                        ---------     ----------
                                                       (In Thousands of Dollars)

OPERATING ACTIVITIES:
 Net income (loss)                                       $   (839)    $ (10,307)
 Adjustments for non-cash and non-operating items:
  Cumulative effect of accounting change, net                   -        (2,352)
  Recognition of deferred loss on hedge derivative
   instruments in net income                                 (645)       (4,192)
  Unrealized loss on interest rate swaps                     (916)        3,209
  Cash settlements on derivative instruments                2,946         8,397
  Depreciation and amortization                             5,649        12,795
  Gain on sale of King Packaging                           (3,901)            -
  Other                                                       673          (221)
 Changes in operating assets and liabilities:
  Accounts receivables                                      5,932        11,206
  Inventories                                             (16,339)     (115,201)
  Deferred costs and prepaid expenses                       7,116        (1,470)
  Accounts payable - trade                                (24,606)        6,524
  Other current liabilities                                 9,777        13,448
                                                         --------     ---------
Operating cash flow                                       (15,153)      (78,164)
                                                         --------     ---------

INVESTING ACTIVITIES:
 Capital expenditures                                      (1,314)       (2,205)
 Proceeds from sale of King Packaging                      21,479             -
 Other                                                       (351)          (61)
                                                         --------     ---------
Investing cash flow                                        19,814        (2,266)
                                                         --------     ---------

FINANCING ACTIVITIES:
 Short-term debt:
  Commodity Credit Corporation borrowings - advances       14,478             -
  Other - net                                                   -          (421)
 Revolving credit borrowings - net                        (11,481)       85,300
 Repayment of long-term debt                               (8,834)       (1,293)
 Issuance of stock and other                                    -            30
                                                         --------     ---------
Financing cash flow                                        (5,837)       83,616
                                                         --------     ---------

INCREASE(DECREASE) IN CASH AND TEMPORARY INVESTMENTS       (1,176)        3,186

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD         7,331         6,533
                                                         --------     ---------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD            $  6,155     $   9,719
                                                         ========     =========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Three Months Ended December 31, 2001
                                  (UNAUDITED)

                                                                                Accumulated
                                                                                   Other
                                         Shares of                  Retained   Comprehensive
                                        Common Stock  Common Stock  Earnings    Income(Loss)    Total
                                        ------------  ------------  ---------  --------------  --------
                                                                 (In Thousands of Dollars)
                                                      --------------------------------------------------

BALANCE SEPTEMBER 30, 2001                10,000,000       $90,000   $(6,464)        $(3,879)  $79,657
Comprehensive Income:
Net income (loss)                                  -             -      (839)              -      (839)
Change in derivative fair value                    -             -         -           2,946     2,946
Recognition of deferred gains in net
      income                                       -             -         -            (419)     (419)
                                                                                               -------
Total Comprehensive Income                         -             -         -               -     2,527
                                        ------------  ------------  --------         -------   -------

BALANCE DECEMBER 31, 2001                 10,000,000       $90,000   $(7,303)        $(1,352)  $81,345
                                        ============  ============  ========         =======   =======



                See notes to consolidated financial statements.

                            IMPERIAL SUGAR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


1.  ACCOUNTING POLICIES

     Basis of Presentation and Management Plans

     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

     Upon emergence from bankruptcy, the Company's debt aggregated approximately $230 million. The Company's accounts receivable securitization agreement and senior bank agreement contain various financial covenants, which, among other things, require that the Company maintain compliance with certain financial ratios and limits. The financial covenants were set at levels based on financial projections prepared in connection with the Plan of Reorganization, become more restrictive over time and do not accommodate significant downward variations in operating results. The Company's Plan of Reorganization and the related financial projections were predicated on improvements in the domestic refined sugar market from the historic lows recently experienced which, along with the deleveraging effects of the reorganization, are important to return the Company to a more sound financial basis. The Company has a very limited operating history since its emergence from bankruptcy, and the refined sugar market, while significantly improved over the prior year, has not demonstrated that it will attain and sustain the levels included in the Company's projections.

      We currently are in compliance with the financial covenants contained in our debt agreements. Our ability to maintain compliance with these covenants depends on our ability to generate sufficient EBIDTA or to reduce our indebtedness, or both, which in turn depend on a number of factors, including future operating results and sales of assets, that we cannot predict with certainty. Our current forecast is below levels contained in the projections prepared in connection with our plan of reorganization and indicates that we will not meet certain of these covenants during fiscal 2002. If we fail to comply with some of these covenants, an event of default would occur unless our lenders acted to excuse compliance or to relax the covenants.

     As previously discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2001, and referred to in the auditors' report contained therein, the uncertainties described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

     Management intends to sell assets of non-strategic operations and surplus assets and use the proceeds from such sales to repay debt, in an effort to improve the Company's working capital and liquidity. Finally, the Company is in active discussions with its lenders concerning an amendment to its debt agreements to help assure that the Company meets its debt covenants during fiscal 2002. However, there can be no assurances that such amendment will be obtained.

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

2.  LONG-TERM DEBT

     Long-term debt was as follows (in thousands of dollars):

                                        December 31,   September 30,
                                            2001           2001
                                        ------------   -------------
     Senior bank agreements:
         Revolving credit facility        $ 45,812       $ 57,293
         Term loans                        130,202        139,036
     Industrial revenue bonds               22,500         22,500
     Non-interest bearing notes             11,696         11,696
                                          --------       --------
         Total long-term debt              210,210        230,525
     Less current maturities                 5,600          3,746
                                          --------       --------
     Long-term debt, net                  $204,610       $226,779
                                          ========       ========

    In connection with the sale of Michigan Sugar discussed in Note 4, the Company repaid $10.5 million of the term loans and reduced the revolving credit facility commitment by $8.8 million in February 2002. Additionally, the Michigan Sugar buyer assumed industrial revenue bonds totaling $18.5 million, for which the Company remains contingently liable.


3.  REPORTABLE SEGMENTS

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

     Summarized financial information concerning the Company's reportable segments for the three months ended December 31, 2001 and 2000, is shown in the following table. The "Corporate and Other" column includes corporate-related items and securitization activities.

                                                                     Corporate
                                                            Food        and       Reconciling
                                                 Sugar     Service     Other     Eliminations   Consolidated
                                               ---------  ---------  ---------   ------------   ------------
                                                                   (Thousands of Dollars)
As of and for the Three Months Ending
December 31, 2001
-----------------
 Revenues from external customers              $242,471   $ 79,797           -             -     $  322,268
 Intersegment revenues                           44,829      4,608           -      $(49,437)             -
 Gross margin                                    12,690      8,663           -             -         21,353
 Operating income                                (1,984)     3,947    $ (1,294)            -            669
 Total assets                                   446,225     62,689      26,750                      535,664

As of and for the Three Months Ending
December 31, 2000
-----------------
 Revenues from external customers              $330,287   $ 98,175           -             -     $  428,462
 Intersegment revenues                           22,704      1,945           -      $(24,649)             -
 Gross margin                                    18,403     12,819           -             -         31,222
 Operating income                                (6,261)     2,263    $ (1,628)            -         (5,626)
 Total assets                                   844,703    243,873     106,105             -      1,194,681

Reconciliation of Operating Income to Net Income before income taxes (in thousands):

                                                 Three Months Ended December 31,
                                                   2001                  2000
                                                 --------              --------
  Operating income (loss)                        $    669              $ (5,626)
  Interest expense                                 (5,910)              (11,954)
  Change in fair value of interest rate swaps         916                (3,209)
  Sale of King Packaging business                   3,901                     -
  Other income (expense)                             (415)                2,309
                                                 --------              --------
  Income (loss) before income taxes              $   (839)             $(18,480)
                                                 ========              ========

4.  SALES OF BUSINESS ASSETS

     In December 2001, the Company completed the sale of its King Packaging subsidiary for $28 million, subject to certain post-closing adjustments. Sales proceeds of $2.8 million were escrowed until September 2002 and additional proceeds of $2.8 million were escrowed until June 2003. The Company applied the net proceeds to reduce debt and expects to apply a portion of any escrow funds released to the Company to further reduce debt. King Packaging's sale of kits containing plastic cutlery and seasonings totaled $27 million for the twelve months ended September 30, 2001 and $5 million for the three months ended December 31, 2001.

     The Company completed the sale of its Michigan Sugar Company subsidiary in February 2002 to a grower-owned cooperative. The sales price was $29 million cash and $16 million in deferred payments, and the assumption of $18 million in industrial revenue bonds, for which the Company remains contingently liable.
The Company entered into a sales and marketing agreement under which it will continue to market the refined sugar processed by Michigan Sugar Company for ten years following the sale. Michigan Sugar Company's sales were $162 million for the twelve months ended September 30, 2001 and $1 million for the three months ended December 31, 2001.

     Prior to the sale, the Company leased the four Michigan factories to the cooperative and managed and operated these factories for the cooperative. The lease agreement provided that the cooperative (1) pay all expenses necessary to operate the four factories and (2) pay the Company a lease management fee based on the number of tons of sugarbeets received at these factories for processing. Lease management fee recognized during the three months ended December 31, 2001 totaled $5 million.

5.  OTHER CHARGES

     The Company accrued for certain future cash charges in conjunction with closing production facilities during prior years as summarized below (in thousands of dollars):

                                                 Accrued                        Accrued
                                               Balance at        Amounts      Balance at
                                              September 30,      Paid in      December 31,
                                                  2001         Fiscal 2002        2001
                                              -------------    -----------    ------------
  Accrual for cash charges:
     Severance                                    $  591         $ 127           $  464
     Environmental costs                           5,031             5            5,026
     Abandoned lease commitments and other
      cash costs                                   1,357            90            1,267
                                                  ------         -----           ------
       Total                                      $6,979         $ 222           $6,757
                                                  ======         =====           ======

6.  UNCONSOLIDATED SUBSIDIARY

     In connection with a receivables securitization facility, subsidiaries of the Company sell trade receivables to an unconsolidated, wholly-owned subsidiary of the Company that, in turn, borrows from a third party lender. At December 31, 2001 such securitization affiliate had loans totaling $59 million from the third party lender secured by trade accounts receivable totaling $77 million. Trade receivables sold to the securitization affiliate totaled $363 million for the three months ended December 31, 2001.


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

     A key part of our plan to reduce debt, reduce working capital requirements and improve liquidity is the sale of surplus assets (for example, excess real estate and idle factory assets) and the sale of assets used in non-strategic operations. We sold our King Packaging operation in December 2001 and completed the sale of our Michigan Sugar beet sugar operation in February 2002. We are currently pursuing a number of other sales from which, together with the King Packaging and Michigan Sugar transactions, we expect to realize in excess of $100 million of proceeds. After the closing of the Michigan Sugar transaction, we have realized $52 million of such proceeds. We can provide no assurance that we will complete any future dispositions or as to the amount or timing of our receipt of any proceeds from those dispositions.

     Our financial results have been affected by our filing for reorganization under chapter 11 of the Bankruptcy Code on January 16, 2001 and our emergence from bankruptcy. The consolidated balance sheet information at September 30, 2001 and December 31, 2001, and the consolidated statements of operations and cash flows for the three months ended December 31, 2001 reflect results after the consummation of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. Our company before and our company after adopting fresh start accounting are different reporting entities and our consolidated financial statements have not been prepared on the same basis.

     We operate in two domestic business segments. Our sugar segment produces and sells refined sugar and related products. Our foodservice segment sells and distributes sugar and numerous other products to foodservice customers. The segments are managed separately because each business requires different production techniques and marketing strategies.

Liquidity and Capital Resources

     We entered into a restructuring credit facility and a receivables facility when we emerged from bankruptcy. These facilities replaced our debtor-in-possession financing agreement which provided for financing that we used during the pendency of our reorganization.

     Restructuring Credit Agreement - As part of our plan of reorganization, we entered into a restructuring credit agreement with a group of lenders led by Harris Trust and Savings Bank as administrative and collateral agent. Our obligations under the credit agreement are guaranteed by certain of our direct and indirect subsidiaries. The credit agreement extends and continues, in part, the revolving credit facility and term loans provided to us by substantially the same group of lenders prior to our bankruptcy and during the pendency of the bankruptcy. In connection with the sale of our King Packaging operations in December 2001, we repaid $8.7 million of the term loans and reduced the revolving credit facility commitment by $7.3 million to $109.6 million. We had unused capacity under the revolving credit facility of approximately $29.5 million at December 31, 2001. Sales proceeds totaling $19.3 million from the Michigan Sugar Company sale were applied to permanently reduce debt in February 2002.

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

     The restructuring credit agreement also contains financial covenants requiring us to comply with the following:

     . a minimum ratio of EBITDA to net interest expense
     . a minimum ratio of current assets to current liabilities
     . a minimum net worth requirement
     . a minimum EBITDA requirement
     . a maximum ratio of total net debt to EBITDA

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

     The financial covenants contained in the restructuring credit facility were set at levels based on projections prepared in connection with our plan of reorganization, become more restrictive over time and do not accommodate significant downward variations in operating results. Our plan of reorganization and the related financial projections were predicated on improvements in the domestic refined sugar markets from the historic lows recently experienced which, along with the deleveraging effects of the reorganization, are important to return our company to a more sound financial basis. We have a very limited operating history since our emergence from bankruptcy, and the refined sugar market, while significantly improved over the prior year, has not demonstrated that it will attain and sustain the levels included in the projections.

     We are currently in compliance with all financial covenants of our debt agreements. Our ability to maintain compliance with these covenants depends on our ability to generate sufficient EBIDTA or to reduce our indebtedness, or both, which in turn depend on a number of factors, including future operating results and sales of assets, that we cannot predict with certainty. Our current forecast is below levels contained in the projections prepared in connection with our plan of reorganization and indicates that we will not meet certain of these covenants during fiscal 2002. If we fail to comply with some of these covenants, an event of default would occur unless our lenders acted to excuse compliance or to relax the covenants. We are in active discussions with our lenders concerning an amendment of the covenants but, we cannot provide assurance that we will obtain an amendment. If we do not cure or obtain a waiver for an event of default, our debt obligations might become payable immediately, we would be restricted from further borrowings under the facility and we might be required to refinance, restructure or reorganize all or a portion of our indebtedness, sell assets, obtain additional debt or equity financing or take other actions. We cannot assure you that we would be able to achieve any of these steps.

     Receivables Facility - On August 28, 2001, Imperial Sugar Securitization, LLC, an indirect, wholly owned, unconsolidated subsidiary of Imperial Sugar, entered into a Receivables Funding Agreement with, among others, General Electric Capital Corporation ("GECC"), as lender and administrative agent.
Under this agreement, GECC and any other participating lenders agree to lend up to $110 million to Imperial Sugar Securitization based on a variable advance rate of up to 85% of eligible accounts receivable, as defined in the agreement. The loans are secured primarily by the accounts receivable owned by Imperial Sugar Securitization. The facility is available until August 28, 2004.
Imperial Sugar Securitization purchases accounts receivable from certain subsidiaries of Imperial Sugar Company (the "Originators") under a receivables sale agreement. This agreement requires each Originator to sell or contribute all accounts receivable it generates to Imperial Sugar Securitization on a daily basis. The Originators receive a combination of cash and notes for sold accounts and equity in Imperial Sugar Securitization for contributed accounts. At December 31, 2001, the Originators had sold $77 million of receivables and Imperial Sugar Securitization had outstanding advances from GECC totaling $59 million.

       Our capital expenditures for fiscal 2002 are expected to be approximately $20 million, primarily for environmental, safety and production replacement projects.

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

Results of Operations

 Industry Environment

       Our results of operations substantially depend on market factors, including domestic prices for refined sugar and raw cane sugar, the quantity and quality of sugarbeets available to us and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar, affecting the supply and cost of raw material available to Imperial Sugar's cane refineries. The domestic sugar market is currently improving, although not as rapidly as we forecasted in our bankruptcy plan of reorganization.

       Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing.

       Net sales decreased $106.2 million, or 24.8%, for the three months ending December 31, 2001 compared to 2000 primarily due to a decline in sugar and byproduct sales volumes as a result of leasing the Michigan Sugar beet factories in the fall of 2001, and closure of two northern California beet factories in December 2000. Sale of the nutritional products business in April 2001 and the King Packaging operations in December 2001, reduced foodservice segment sales by $16 million. Sugar sales prices increased during the quarter in both the sugar and foodservice segment and were partially offset by somewhat lower nonsugar prices in the foodservice segment. Future sales volumes are expected to continue at lower levels than comparable historical periods as a result of the sales of business assets.

       Cost of sales for the three months ending December 31, 2001 decreased $96.3 million or 24.2%, resulting in a decrease in gross margin as a percent of sales from 7.3% for the three months ending December 31, 2000 to 6.6% for the three months ending December 31, 2001. By segment, sugar gross margin as a percent of sales decreased from 5.6% to 5.2% and foodservice gross margin as a percent of sales decreased from 13.1% to 10.9%. The decrease in gross margin for the foodservice segment was primarily due to the sale of the high margin nutritional products business and an increase in sugar costs, partially offset by manufacturing cost decreases. The decrease in gross margin for the sugar segment is primarily due to higher raw sugar costs, almost completely offset by lower energy and other manufacturing costs, as well as higher sales prices for refined sugar.

       A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and extend for up to one year. Additionally, the Company prices a portion of its raw sugar purchases in advance of the time of delivery either through pricing provisions of its raw sugar contracts or through hedging transactions in the raw sugar futures market. As a result, the Company's realized sales prices, as well as its realized raw sugar costs, lagged market price changes for the three months ending December 31, 2001.

       An oversupplied domestic sugar market resulted in historically low refined sugar prices last year. Certain government actions, including a payment-in-kind program, helped reduce the supply of sugar, and a smaller domestic sugarbeet crop processed in the fall of 2001 has resulted in increases in industrial market prices on contracts commencing October 1, 2001 or January 1, 2002. The Company expects that its sugar sales margins will improve during fiscal 2002. However the sugar market has not demonstrated that it will achieve or sustain the levels included in the financial projections prepared in connection with the Company's Plan of Reorganization.

       Selling, general and administrative costs decreased $9.0 million or 37.5% for the three months ending December 31, 2001 compared to 2000, primarily due to costs savings initiatives and reductions related to the sale or leasing of certain operations. Additionally, last year's totals include $3.2 million of costs incurred prior to the Company filing a petition for relief under chapter 11 of the U.S. Bankruptcy Code.

       Depreciation and amortization decreased primarily as a result of fresh start accounting adjustments to plant, property and equipment, and intangible assets.

       Interest expense decreased $6.0 million for the three months ending December 31, 2001 compared to 2000 primarily due to the debt restructuring accomplished in the Company's bankruptcy, as well as lower overall borrowing levels resulting from lower inventory levels.

       Other income decreased $2.7 million for the three months ending December 31, 2001 compared to 2000 primarily due to the Company selling certain emissions reduction credits from nonoperating facilities in California in the prior year.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     The information in the table below presents our domestic and world raw sugar futures positions outstanding as of December 31, 2001. Our world sugar option positions are not material to our consolidated financial position, results of operations or cash flows.

                                                     Expected     Expected
                                                     Maturity     Maturity
                                                    Fiscal 2002  Fiscal 2003
                                                    -----------  -----------
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt.)...........................    2,283,680      166,880
Weighted Average Contract Price (per cwt.)........  $     21.51   $    21.37
Contract Amount...................................  $49,119,000   $3,566,000
Weighted Average Fair Value (per cwt.)............  $     21.47   $    21.35
Fair Value........................................  $49,030,000   $3,563,000

                                                     Expected     Expected
                                                     Maturity     Maturity
                                                    Fiscal 2002  Fiscal 2003
                                                    -----------  -----------
World Futures Contracts (net long positions):
Contract Volumes (cwt.)...........................    1,037,000       45,000
Weighted Average Contract Price (per cwt.)........  $      6.59   $     6.40
Contract Amount...................................  $ 6,839,000   $  287,000
Weighted Average Fair Value (per cwt.)............  $      6.56   $     6.47
Fair Value........................................  $ 6,804,000   $  290,000

     The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

     The information in the table below presents our natural gas futures positions outstanding as of December 31, 2001.

                                               Expected Maturity
                                                  Fiscal 2002
                                               -----------------
Futures Contracts (long positions):
Contract Volumes (mmbtu).....................          5,610,000
Weighted Average Contract Price (per mmbtu)..        $      3.10
Contract Amount..............................        $17,372,000
Weighted Average Fair Value (per mmbtu)......        $      2.67
Fair Value...................................        $14,995,000

     The Company's position in derivative financial instruments and other derivative instruments has not changed materially since September 30, 2001.

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

(b)  Reports on Form 8-K

          The Company did not file any current reports on Form 8-K during the three months ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              IMPERIAL SUGAR COMPANY
                                                    (Registrant)


Dated:  February 13, 2002                     By: /s/ J. Chris Brewster
                                                  ---------------------
                                                  J. Chris Brewster
                                                  Managing Director and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)