Form 10-Q
period 2002-03-31
IMPERIAL SUGAR CO /NEW/
filed 2002-05-14
CIK 831327

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

For the quarterly period ended March 31, 2002

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

                                 Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2002.

                               10,000,000 shares.


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

         Item 3.  Quantitative and Qualitative Disclosure
                  About Market Risk                                     16

PART II - OTHER INFORMATION
         Item 6.  Exhibits and Reports on Form 8-K                      17

                             ----------------------

                           Forward-Looking Statements

     Statements regarding market prices and margins, future operating results, sugarbeet acreage, operating efficiencies, future government and legislative action, cost savings, the future status of financing arrangements, our liquidity and ability to finance our operations, proposed sales of assets or businesses, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

        o expect             o project                     o estimate
        o believe            o anticipate                  o likely
        o plan               o intend                      o could
        o should             o may                         o predict
        o budget

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets, court decisions and actions, the results of negotiations, actual or threatened acts of terrorism or armed hostilities, legislative and administrative actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

PART I - FINANCIAL INFORMATION

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                          MARCH 31, 2002         SEPTEMBER 30, 2001
                                                                           (Unaudited)
                                                                       --------------------   --------------------------
                                                                                  (In Thousands of Dollars)
                            ASSETS

CURRENT ASSETS:
    Cash and temporary investments......................................      $ 25,349                 $  7,331
    Marketable securities...............................................         2,804                    2,770
    Accounts receivable.................................................        15,644                   17,768
    Notes receivable - securitization affiliate.........................        19,516                   12,605
    Inventories:
       Finished products................................................        75,016                   82,466
       Raw and in-process materials.....................................        42,486                   52,826
       Supplies.........................................................        20,023                   36,457
                                                                              --------                 --------
          Total inventory...............................................       137,525                  171,749
    Deferred costs and prepaid expenses.................................        36,514                   38,364
                                                                              --------                 --------
          Total current assets..........................................       237,352                  250,587

OTHER INVESTMENTS.......................................................        13,381                    4,293

INVESTMENT IN SECURITIZATION AFFILIATE..................................        13,116                   19,933

PROPERTY, PLANT AND EQUIPMENT - net.....................................       212,014                  275,453

OTHER ASSETS............................................................         5,758                    5,517
                                                                              --------                 --------

          TOTAL.........................................................      $481,621                 $555,783
                                                                              ========                 ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable - trade............................................        47,861                   81,514
    Short-term borrowings...............................................        22,208                      532
    Current maturities of long-term debt................................         5,600                    3,746
Other current liabilities...............................................        76,915                   77,142
                                                                              --------                 --------
          Total current liabilities.....................................      $152,584                 $162,934

LONG-TERM DEBT - net of current maturities..............................       167,182                  226,779

DEFERRED EMPLOYEE BENEFITS..............................................        65,399                   86,413

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, without par value, issuable
       in series; 5,000,000 shares authorized,
       none issued......................................................           -                        -
    Common stock........................................................        90,000                   90,000
    Retained earnings (accumulated deficit).............................         6,991                   (6,464)
    Accumulated other comprehensive income..............................          (535)                  (3,879)
                                                                              --------                 --------
          Total shareholders' equity....................................        96,456                   79,657
                                                                              --------                 --------

          TOTAL.........................................................      $481,621                 $555,783
                                                                              ========                 ========


                                            See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)





                                                                 Successor       Predecessor           Successor         Predecessor
                                                                  Company          Company              Company            Company
                                                              --------------  ----------------      --------------    --------------
                                                                    Three Months Ended                       Six Months Ended
                                                                         March 31                                March 31,
                                                              --------------------------------      --------------------------------
                                                                   2002              2001                2002                2001
                                                              ------------       -------------      ------------        ------------
                                                                        (In Thousands of Dollars, Except per Share Amounts)
NET SALES..................................................   $   306,402       $   372,586         $   628,670        $   801,048

COSTS AND EXPENSES:
  Cost of sales............................................       280,155           349,862             580,402            747,102
  Selling, general and administrative......................        17,100            16,916              31,513             39,341
  Discount on receivables sold to
    securitization affiliate...............................           867             1,988               2,157              3,616
  Depreciation and amortization............................         4,453            12,550              10,102             25,345
                                                              -----------       -----------         -----------        -----------
    Total..................................................       302,575           381,316             624,174            815,404
                                                              -----------       -----------         -----------        -----------
OPERATING INCOME (LOSS)....................................         3,827            (8,730)              4,496            (14,356)

INTEREST EXPENSE...........................................        (4,374)           (9,293)            (10,284)           (21,247)

REORGANIZATION COSTS.......................................           -              (3,535)                -               (3,535)

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS...............................................         1,178            (3,981)              2,094             (7,190)

GAIN OF SALE OF BUSINESS ASSETS............................        13,972               -                17,873                -

OTHER INCOME (EXPENSE) - net...............................          (309)            2,971                (724)             5,280
                                                              -----------       -----------         -----------        ----------
INCOME (LOSS) BEFORE INCOME TAXES..........................        14,294           (22,568)             13,455            (41,048)

PROVISION (BENEFIT) FOR INCOME TAXES.......................           -              (7,392)                -              (13,213)
                                                              -----------       -----------         -----------        -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE.....................................        14,294           (15,176)             13,455            (27,835)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  - NET OF $1,226,000 OF INCOME TAX........................           -                 -                  -                 2,352
                                                              -----------       -----------         -----------        -----------
NET INCOME (LOSS)..........................................   $    14,294       $   (15,176)        $    13,455        $  (25,483)
                                                              ===========       ===========         ===========        ===========
BASIC EARNINGS (LOSS) PER
  SHARE OF COMMON STOCK:
    Income (loss) before cumulative
      effect of accounting change..........................   $      1.43       $     (0.47)        $      1.35        $     (0.86)
    Cumulative effect of accounting
      change...............................................          -                 -                    -                 0.07
                                                              -----------       -----------         -----------        -----------
    Net income (loss)......................................   $      1.43       $     (0.47)        $      1.35        $     (0.79)
                                                              ===========       ===========         ===========        ===========
DILUTED EARNINGS (LOSS)
  PER SHARE OF COMMON STOCK:
    Income (loss) before cumulative
      effect of accounting change..........................   $      1.41       $     (0.47)        $      1.34        $     (0.86)
    Cumulative effect of accounting
      change...............................................          -                 -                    -                 0.07
                                                              -----------       -----------         -----------        -----------
    Net income (loss)......................................   $      1.41       $     (0.47)        $      1.34        $     (0.79)
                                                              ===========       ===========         ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING........................    10,000,000        32,412,368          10,000,000         32,406,341
                                                              ===========       ===========         ===========        ===========



                                            See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)



                                                                                      Successor                Predecessor
                                                                                       Company                   Company
                                                                                   ---------------          -----------------
                                                                                                Six Months Ended
                                                                                                    March 31,
                                                                                   ------------------------------------------
                                                                                        2002                      2001
                                                                                   ---------------          -----------------
                                                                                            (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss)...............................................................       $13,455                  $(25,483)
Adjustments for non-cash and non-operating items:
    Cumulative effect of accounting change, net...................................           -                      (2,352)
    Recognition of deferred loss on hedge derivative
      instruments in net income...................................................        (1,553)                   (7,966)
    Change in fair value of interest rate swaps...................................          (916)                    5,699
    Cash settlements on derivative instruments - net..............................         3,606                     2,104
    Depreciation and amortization.................................................        10,102                    25,345
    Gain on sale of business assets...............................................       (17,873)
    Other.........................................................................         1,197                       488

  Changes in operating assets and liabilities:

    Accounts receivables - trade..................................................         7,842                    (2,957)
    Inventories...................................................................        13,704                   (44,744)
    Deferred costs and prepaid expenses...........................................        (9,951)                   18,387
    Accounts payable - trade......................................................       (30,890)                  (81,464)
    Other liabilities.............................................................         2,780                    78,930
                                                                                         -------                  --------
Operating cash flow...............................................................        (8,497)                  (34,013)
                                                                                         -------                  --------
INVESTING ACTIVITIES:
    Capital expenditures..........................................................        (5,217)                   (4,186)
    Proceeds from sale of business assets.........................................        50,565                       -
    Other.........................................................................        (1,266)                     (132)
                                                                                         -------                  --------
Investing cash flow...............................................................        44,082                    (4,318)
                                                                                         -------                  --------
FINANCING ACTIVITIES:
    Short-term debt:
      Commodity Credit Corporation borrowings-advances............................        25,194                       -
      Commodity Credit Corporation borrowings-repayments..........................        (3,420)                      -
      Other - net ................................................................           (98)                      -
    Debtor-in-possession credit facility - net....................................           -                       5,900
    Pre-petition revolving credit borrowings - net................................           -                      94,000
    Post-petition repayment of revolving credit borrowings........................       (19,143)                  (58,250)
    Repayment of long-term debt...................................................       (20,100)                   (2,806)
    Issuance of stock and other...................................................           -                          30
                                                                                         -------                  --------
Financing cash flow...............................................................       (17,567)                   38,874
                                                                                         -------                  --------
INCREASE IN CASH AND TEMPORARY INVESTMENTS........................................        18,018                       543

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD...............................         7,331                     6,533
                                                                                         -------                  --------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD.....................................       $25,349                  $  7,076
                                                                                         =======                  ========






                                            See notes to consolidated financial statements.


                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


                                                                                                  Accumulated
                                                                                                     Other
                                              Shares of        Common            Retained        Comprehensive
                                            Common Stock        Stock            Earnings        Income(Loss)        Total
                                            ------------      ---------          --------        ------------     -----------
                                                                                   (In Thousands of Dollars)
                                                             ------------------------------------------------------------------

BALANCE SEPTEMBER 30, 2001................    10,000,000        $90,000          $(6,464)          $(3,879)         $79,657
Comprehensive Income:
Net income................................           -              -             13,455               -             13,455
Change in derivative fair
    value.................................           -              -                -               4,897            4,897
Recognition of deferred gains
    in net income.........................           -              -                -              (1,553)          (1,553)
                                                                                                                    -------
Total Comprehensive Income................           -              -                -                 -             16,799
                                              ----------        -------          -------              ----          -------

BALANCE MARCH 31, 2002....................    10,000,000        $90,000          $ 6,991           $  (535)         $96,456
                                              ==========        =======          =======           =======          =======



                                            See notes to consolidated financial statements.

                             IMPERIAL SUGAR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


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

     In April 2002, the Company and its lenders agreed to an amendment to the Restructuring Credit Agreement which, among other things, eliminated or reduced the financial covenant requirements as of March 31, 2002. Financial covenants for periods subsequent to March 31, 2002 were unaffected by this amendment. The Company was in compliance with the amended financial covenants for the quarter ended March 31, 2002. Our ability to maintain compliance with these covenants in future periods depends on our ability to generate sufficient EBIDTA or to reduce our indebtedness, or both, which in turn depend on a number of factors, including future operating results and sales of assets, that we cannot predict with certainty. Our current forecast is below levels contained in the projections prepared in connection with our plan of reorganization and indicates that we will not meet certain of these covenants as early as June 30, 2002. If we fail to comply with some of these covenants, an event of default would occur unless our lenders acted to excuse compliance or to relax the covenants.

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

     Management is evaluating its operations and intends to sell assets of non-strategic operations and surplus assets and use the proceeds from such sales to repay debt, in an effort to improve the Company's working capital and liquidity. Finally, the Company continues active discussions with its lenders concerning additional amendments to its debt agreements to help assure that the Company meets its debt covenants during fiscal 2002. However, there can be no assurances that such amendments will be obtained.

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

     Reclassifications

     Certain amounts have been reclassified to conform the current period presentation.

2.  LONG-TERM DEBT

     Long-term debt was as follows (in thousands of dollars):

                                                    March 31,    September 30,
                                                      2002           2001
                                                   ----------    -------------
      Senior bank agreements:
          Revolving credit facility                $ 38,150        $ 57,293
          Term loans                                119,704         139,036
      Industrial revenue bonds                        3,920          22,500
      Non-interest bearing notes                     11,008          11,696
                                                   --------        --------
          Total long-term debt                      172,782         230,525
      Less current maturities                         5,600           3,746
                                                   --------        --------
      Long-term debt, net                          $167,182        $226,779
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

     Summarized financial information concerning the Company's reportable segments for the three and six months ended March 31, 2002 and 2001, is shown in the following table. The "Corporate and Other" column includes corporate-related items and securitization activities.


                                                                              Corporate
                                                                 Food            and       Reconciling
                                                    Sugar       Service         Other     Eliminations      Consolidated
                                                 -----------    -------     -----------   ------------      ------------
                                                                     (Thousands of Dollars)
For the Three Months Ending
March 31, 2002
-----------------------------------------------
 Revenues from external customers...............   $231,528     $ 74,874          -               -          $306,402
 Intersegment revenues..........................     21,526        2,903          -          $(24,429)            -
 Gross margin...................................     18,148        8,099          -               -            26,247
 Operating income (loss)........................      2,020        2,683      $  (876)            -             3,827

For the Three Months Ending
March 31, 2001
-----------------------------------------------
 Revenues from external customers...............   $279,208     $ 93,378          -               -          $372,586
 Intersegment revenues..........................     20,201        1,752          -          $(21,953)            -
 Gross margin...................................      8,974       13,750          -               -            22,724
 Operating income (loss)........................    (11,414)       4,672      $(1,988)            -            (8,730)

For the Six Months Ending
March 31, 2002
-----------------------------------------------
 Revenues from external customers...............   $473,999     $154,671          -               -          $628,670
 Intersegment revenues..........................     66,355        7,511          -          $(73,866)            -
 Gross margin...................................     31,506       16,762          -               -            48,268
 Operating income (loss)........................         37        6,630      $(2,170)            -             4,496

For the Six Months Ending
March 31, 2001
-----------------------------------------------
 Revenues from external customers...............   $609,495     $191,553          -               -          $801,048
 Intersegment revenues..........................     42,905        3,697          -          $(46,602)            -
 Gross margin...................................     27,377       26,569          -               -            53,946
 Operating income (loss)........................    (17,675)       6,935      $(3,616)            -           (14,356)

Total Assets as of
-----------------------------------------------
 March 31, 2002.................................   $359,921     $ 59,325      $62,375             -          $481,621
 September 30, 2001.............................    445,791       91,852       18,140             -           555,783


4.  SALES OF BUSINESS ASSETS

     In December 2001, the Company completed the sale of its King Packaging subsidiary for $28 million, subject to certain post-closing adjustments. Sales proceeds of $2.8 million were escrowed until September 2002 and additional proceeds of $2.8 million were escrowed until June 2003. The Company applied the net proceeds to reduce debt and expects to apply a portion of any escrow funds released to the Company to further reduce debt. King Packaging's revenues from sales of kits containing plastic cutlery and seasonings totaled $27 million for the twelve months ended September 30, 2001 and $5 million for the three months ended December 31, 2001.

     The Company completed the sale of its Michigan Sugar Company subsidiary in February 2002 to a grower-owned cooperative. The sales price, subject to certain post-closing adjustments, consisted of $29 million cash, $16 million in deferred payments, and the assumption of $18.5 million in industrial revenue bonds, for which the Company remains contingently liable. The Company entered into a sales and marketing agreement under which it will continue to market the refined sugar processed by Michigan Sugar Company for ten years following the sale.

     Beginning in October 2001, the Company leased the four Michigan factories to the cooperative and managed and operated these factories for the cooperative. The lease agreement provided that the cooperative (1) pay all expenses necessary to operate the four factories and (2) pay the Company a lease management fee based on the number of tons of sugarbeets received at these factories for processing.

     Michigan Sugar Company's sales were $162 million for the twelve months ended September 30, 2001. For the six months ended March 31, 2002, lease, management and marketing fees totaled $8 million, and sales of products totaled $1 million.

5.  OTHER CHARGES

     The Company accrued for certain future cash charges in conjunction with closing production facilities during prior years as summarized below (in thousands of dollars):



                                                                     Accrued                                 Accrued
                                                                   Balance at             Amounts          Balance at
                                                                  September 30,           Paid in           March 31,
                                                                      2001              Fiscal 2002            2002
                                                                 -------------          -----------        ------------
     Accrual for cash charges:
         Severance                                                   $  591                $ 552              $   39
         Environmental costs                                          5,031                  123               4,908
         Abandoned lease commitments and
           other cash costs                                           1,357                  230               1,127
                                                                     ------                -----              ------
              Total                                                  $6,979                $ 905              $6,074
                                                                     ======                =====              ======



6.  UNCONSOLIDATED SUBSIDIARY

     In connection with a receivables securitization facility, subsidiaries of the Company sell trade receivables to an unconsolidated, wholly-owned subsidiary of the Company that, in turn, borrows from a third party lender. At March 31, 2002 such securitization affiliate had loans totaling $52 million from the third party lender secured by trade accounts receivable totaling $82 million. Trade receivables sold to the securitization affiliate aggregated $693 million during the six months ended March 31, 2002.

7.  STOCK OPTIONS

     In February 2002, the Company granted options to purchase 1,172,456 shares of common stock at a price of $5.55 per share. The options, which vest over a three year period, expire ten years after the date of grant.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

Overview

     We emerged from bankruptcy protection on August 29, 2001. Our future success will depend on our ability to return to profitability and generate sufficient cash flow to meet our operational and financing requirements, including servicing our indebtedness and maintain compliance with our credit agreement. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained in this report include domestic prices for refined sugar and raw cane sugar, the quantity and quality of sugarbeets available to us and the availability and price of energy and other resources, as well as legislative and regulatory actions. We caution that the foregoing list of important factors is not exclusive.

     A key part of our plan to reduce debt, reduce working capital requirements and improve liquidity is the sale of surplus assets (for example, excess real estate and idle factory assets) and the sale of assets used in non-strategic operations. We expect to realize in excess of $100 million of proceeds from sales after our reorganization. We sold our King Packaging operation in December 2001 and completed the sale of our Michigan Sugar beet sugar operation in February 2002, and we have realized $51 million of proceeds from these two sales. We can provide no assurance that we will complete any future dispositions or as to the amount or timing of our receipt of any proceeds from such dispositions.

     Our financial results have been affected by our filing for reorganization under chapter 11 of the Bankruptcy Code on January 16, 2001 and our emergence from bankruptcy. The consolidated balance sheet information at September 30, 2001 and March 31, 2002, and the consolidated statements of operations and cash flows for the three and six months ended March 31, 2002 reflect results after the consummation of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. Our company before and our company after adopting fresh start accounting are different reporting entities and our consolidated financial statements have not been prepared on the same basis.

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

     Restructuring Credit Agreement - As part of our plan of reorganization, we entered into a restructuring credit agreement with a group of lenders led by Harris Trust and Savings Bank as administrative and collateral agent. Our obligations under the credit agreement are guaranteed by certain of our direct and indirect subsidiaries. The credit agreement extends and continues, in part, the revolving credit facility and term loans provided to us by substantially the same group of lenders prior to our bankruptcy and during the pendency of the bankruptcy. In connection with the sale of our King Packaging operations and our Michigan sugarbeet operation, we repaid a total of $19.3 million of the term loans leaving a balance of $119.7 million, and reduced the revolving credit facility commitment by $16.3 million to $100.8 million. We had unused capacity under the revolving credit facility of approximately $16.2 million at May 10, 2002.

     We are required to make mandatory prepayments of the term loan and reduce proportionately the commitment under the revolving credit facility from net cash proceeds of:

o asset sales, excluding receivables securing the receivables securitization facility

o    casualty and condemnation events

o    new equity issuances

o    excess cash flow (as defined in the restructuring credit agreement).

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

     In addition, the restructuring credit agreement contains negative covenants limiting our ability to, among other things:

     o    incur other indebtedness

     o    incur other liens

     o    undergo any fundamental changes

     o    sell assets

     o    declare or pay dividends

     o    make investments and acquisitions and specified capital expenditures

     o    modify debt instruments

     o    engage in transactions with affiliates

     o    enter into sale and leaseback transactions

     o    change our fiscal periods

     o enter into or permit to exist any agreement that restricts our ability to pledge assets

     o enter into or permit to exist any agreement that restricts the ability of a material subsidiary to pay dividends or other distributions

     o    engage in another type of business]

     o    pay or incur repair and maintenance expenses related to certain plants

     o make use of proceeds of borrowings under the credit facility for purposes other than those specified in the agreement.

     The restructuring credit agreement also contains financial covenants requiring us to comply with the following:

     o    a minimum ratio of EBITDA to net interest expense

     o    a minimum ratio of current assets to current liabilities

     o    a minimum net worth requirement

     o    a minimum EBITDA requirement

     o    a maximum ratio of total net debt to EBITDA

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

     In April 2002, we agreed with the lenders to an amendment to the Restructuring Credit Agreement which, among other things, eliminated or reduced the financial covenant requirements as of March 31, 2002. Financial covenants for periods subsequent to March 31, 2002 were unaffected by this amendment. We are in compliance with the amended financial covenants for the quarter ended March 31, 2002. Our ability to maintain compliance with these covenants in future periods depends on our ability to generate sufficient EBIDTA or to reduce our indebtedness, or both, which in turn depend on a number of factors, including future operating results and sales of assets, that we cannot predict with certainty. Our current forecast is below levels contained in the projections prepared in connection with our plan of reorganization and indicates that we will not meet certain of these covenants as soon as June 2002. If we fail to comply with some of these covenants, an event of default would occur unless our lenders acted to excuse compliance or to relax the covenants. We continue active discussions with our lenders concerning additional amendments of the covenants but, we cannot provide assurance that we will obtain such amendments. If we do not cure or obtain a waiver for an event of default, our lenders might accelerate our debt obligations so that they would become payable immediately, we would be restricted from further borrowings under the facility and we might be required to refinance, restructure or reorganize all or a portion of our indebtedness, sell assets, obtain additional debt or equity financing or take other actions. We cannot assure you that we would be able to achieve any of these steps.

     Receivables Facility - On August 28, 2001, Imperial Sugar Securitization, LLC, an indirect, wholly owned, unconsolidated subsidiary of Imperial Sugar, entered into a Receivables Funding Agreement with, among others, General Electric Capital Corporation ("GECC"), as lender and administrative agent. Under this agreement, GECC and any other participating lenders agree to lend up to $110 million to Imperial Sugar Securitization based on a variable advance rate of up to 85% of eligible accounts receivable, as defined in the agreement. The loans are secured primarily by the accounts receivable owned by Imperial Sugar Securitization. The facility is available until August 28, 2004. Imperial Sugar Securitization purchases accounts receivable from certain subsidiaries of Imperial Sugar Company (the "Originators") under a receivables sale agreement. This agreement requires each Originator to sell or contribute all accounts receivable it generates to Imperial Sugar Securitization on a daily basis. The Originators receive a combination of cash and notes for sold accounts and equity in Imperial Sugar Securitization for contributed accounts. At March 31, 2002, the Originators had sold $82 million of receivables and Imperial Sugar Securitization had outstanding advances from GECC totaling $52 million.

     Our capital expenditures for fiscal 2002 are expected to be approximately $17 million, primarily for environmental, safety and production replacement projects.

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

     The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar, affecting the supply and cost of raw material available to Imperial Sugar's cane refineries. A new farm bill, which has passed Congress and is awaiting the President's signature, would extend the price support program for domestic crops of sugarbeets and sugar cane, by continuing the tariff rate quota and the CCC loan programs. If enacted the new farm bill would, in certain circumstances, institute marketing allotments on sugarbeet processors like ourselves and domestic raw cane sugar producers who supply raw sugar to us. Implementation of marketing allotments will require regulatory interpretation and actions which we are unable to predict. Additionally under the new farm bill, CCC loans would be non-recourse in all circumstances and the forfeiture penalty would be eliminated. We are not able to predict if the new farm bill will become law and, if enacted, the impact it will have on our operations.

     Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing.

Three and Six Months Ended March 31, 2002

     Net sales decreased $66.2 million, or 17.8%, for the three months and $172.4 million, or 21.5%, for the six months ended March 31, 2002 compared to 2001, primarily as a result of the disposition of business assets during the past twelve months. Sugar segment sales declined $42.4 million for the quarter and $80.7 million for the six months as a result of leasing the Michigan Sugar beet factories in the fall of 2001. The sale of the Michigan facilities was completed in February 2002. Additionally, current year sales were reduced approximately $20.5 million for the quarter and $52.8 million for the six months, as a result of the closure of two northern California beet factories in December 2000. Sugar sales prices increased during the three and six month periods. Sale of the nutritional products business in April 2001 and the King Packaging operations in December 2001, reduced foodservice segment sales by $21.5 million for the quarter and $37.3 million for the six months. Additionally, nonsugar prices were somewhat lower in certain product categories in the foodservice segment. Future sales volumes are expected to continue at lower levels than comparable historical periods as a result of the sales of business assets.

     Gross margin as a percent of sales improved from 6.1% for the three months ending March 31, 2001 to 8.6% for the three months ending March 31, 2002, and improved from 6.7% to 7.7% for the six month periods. Sugar segment gross margin as a percent of sales increased from 3.2% to 7.8% for the quarter and from 4.5% to 6.6% for the six months. Foodservice gross margin as a percent of sales decreased from 14.7% to 10.8% for the quarter and from 13.9% to 10.8% for the six months. The increase in gross margin for the sugar segment is primarily due to higher refined sugar prices and lower energy costs, partially offset by higher raw sugar costs. The decrease in gross margin for the foodservice segment was primarily due to the sale of the high margin nutritional products business and an increase in sugar costs, partially offset by manufacturing cost decreases.

     A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and extend for up to one year. Additionally, the Company prices a portion of its raw sugar purchases in advance of the time of delivery either through pricing provisions of its raw sugar contracts or through hedging transactions in the raw sugar futures market. As a result, the Company's realized sales prices, as well as its realized raw sugar costs, lag market price changes.

     An oversupplied domestic sugar market resulted in historically low refined sugar prices last fiscal year. Certain government actions, including a payment-in-kind program, helped reduce the supply of sugar, and a smaller domestic sugarbeet crop processed in the fall of 2001 has resulted in increases in industrial market prices on contracts commencing October 1, 2001 or January 1, 2002. However, the sugar market has not demonstrated that it will achieve or sustain the levels included in the financial projections prepared in connection with the Company's Plan of Reorganization.

     Selling, general and administrative costs increased $0.2 million or 1.1% for the three months and decreased $7.8 million or 19.9% for the six months ended March 31, 2002 compared to 2001. Included in the current fiscal year totals are costs relating to ongoing bankruptcy claims activity of $1.1 million for the second quarter and $1.4 million for the six month period. Last year's six month totals include $3.2 million of costs incurred prior to the Company filing a petition for relief under chapter 11 of the U.S. Bankruptcy Code. Costs incurred during the pendency of the bankruptcy case last year are reported separately as Reorganized Costs. Excluding bankruptcy related costs, selling, general and administrative costs decreased $0.9 million for the quarter and $6.0 million for the six months, primarily due to cost savings initiatives and reductions related to the sale or leasing of certain operations, offset by increased professional services costs.

     Depreciation and amortization decreased primarily as a result of fresh start accounting adjustments to plant, property and equipment, and intangible assets, as well as a result of assets sales.

     Interest expense decreased $4.9 million for the three months and $11.0 million for the six months ending March 31, 2002 compared to 2001 primarily due to the debt restructuring accomplished in the Company's bankruptcy, as well as debt reductions from proceeds of asset sales.

     Other income decreased $3.3 million for the three months and $6.0 million for the six months ending March 31, 2002 compared to 2001 primarily due to gains on the settlement of certain trade liabilities in the second quarter of the prior fiscal year and selling certain emissions reduction credits from nonoperating facilities in California in the first quarter of the prior fiscal year.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations. Gains and losses on raw sugar futures and options are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period of the purchase.

     The information in the table below presents our domestic and world raw sugar futures positions outstanding as of March 31, 2002. Our world sugar option positions are not material to our consolidated financial position, results of operations or cash flows.




                                                                                Expected              Expected
                                                                                Maturity              Maturity
                                                                               Fiscal 2002           Fiscal 2003
                                                                               -----------           -----------

Domestic Futures Contracts (net long positions):

Contract Volumes (cwt.)..................................................          713,440               806,400
Weighted Average Contract Price (per cwt.)...............................           $20.83                $20.83
Contract Amount..........................................................      $14,864,000           $16,775,000
Weighted Average Fair Value (per cwt.)...................................           $20.08                $20.48
Fair Value...............................................................      $14,323,000           $16,511,000



                                                                                         Expected Maturity
                                                                                            Fiscal 2003
                                                                                         ------------------

World Futures Contracts (net long positions):

Contract Volumes (cwt.)..................................................                        812,000
Weighted Average Contract Price (per cwt.)...............................                          $5.64
Contract Amount..........................................................                     $4,578,000
Weighted Average Fair Value (per cwt.)...................................                          $5.35
Fair Value...............................................................                     $4,341,000


     The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

     The information in the table below presents our natural gas futures and options positions outstanding as of March 31, 2002.


                                                                                         Expected Maturity
                                                                                            Fiscal 2002
                                                                                         ------------------
Futures Contracts (long positions):

Contract Volumes (mmbtu)............................................................           3,860,000
Weighted Average Contract Price (per mmbtu)........................................                $3.11
Contract Amount.....................................................................         $11,990,000
Weighted Average Fair Value (per mmbtu)............................................                $3.32
Fair Value..........................................................................         $12,819,000




                                                                                         Expected Maturity
                                                                                            Fiscal 2003
                                                                                         ------------------

Natural Gas Option Contracts (long):
Contract Volumes (mmbtu)............................................................           2,300,000
Weighted Average Strike Price .....................................................                $3.07
Contract Amount.....................................................................            $908,000
Fair Value..........................................................................          $2,036,100

Natural Gas Option Contracts (short):
Contract Volumes (mmbtu)............................................................             800,000
Weighted Average Strike Price .....................................................                $2.68
Contract Amount.....................................................................            $314,000
Fair Value..........................................................................            $121,200



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

     (b) Reports on Form 8-K

               The Company filed a current report on Form 8-K on February 27, 2002, in connection with the sale of its Michigan Sugar Company subsidiary.

               The Company filed a current report on Form 8-K on April 10, 2002 in connection with amendments to its Restructuring Credit Agreement and its Receivable Funding Agreement.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     IMPERIAL SUGAR COMPANY
                                                          (Registrant)


Dated:  May 14, 2002                        By:  /s/ J. Chris Brewster
                                                 -------------------------------
                                                 J. Chris Brewster
                                                 Managing Director and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)