Form 10-Q
period 2002-06-30
IMPERIAL SUGAR CO /NEW/
filed 2002-08-13
CIK 831327

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

For the quarterly period ended June 30, 2002

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . to . . . . . . .

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

                                 Yes x      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2002.

                               10,000,000 shares.

------------------------------------------------------------------------------

                             IMPERIAL SUGAR COMPANY

                                      Index

                                                                          Page

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Balance Sheets                             3

                     Consolidated Statements of Operations                   4

                     Consolidated Statements of Cash Flows                   5

                     Consolidated Statements of Changes in
                     Shareholders' Equity                                    6

                     Notes to Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            12

         Item 3.  Quantitative and Qualitative Disclosure
                   About Market Risk                                        18

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          19

                             ----------------------

                           Forward-Looking Statements

     Statements regarding market prices and margins, future operating results, sugarbeet acreage, operating efficiencies, future government and legislative action, cost savings, compliance with covenants in our financial agreements, the future status of financing arrangements, our liquidity and ability to finance our operations, proposed sales of assets or businesses, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I - FINANCIAL INFORMATION

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30, 2002
                                                         (Unaudited)  SEPTEMBER 30, 2001
                                                        ------------- ------------------
                             ASSETS                         (In Thousands of Dollars)
CURRENT ASSETS:
     Cash and temporary investments                      $  39,180      $   7,331
     Marketable securities                                   3,798          2,770
     Accounts receivable                                    22,698         17,768
     Notes receivable - securitization affiliate            12,385         12,605
     Inventories:
       Finished products                                    92,352         82,466
       Raw and in-process materials                         57,154         52,826
       Supplies                                             17,412         36,457
                                                         ---------      ---------
         Total inventory                                   166,918        171,749
     Deferred costs and prepaid expenses                    26,799         38,364
                                                         ---------      ---------
         Total current assets                              271,778        250,587

OTHER INVESTMENTS                                           13,706          4,293

INVESTMENT IN SECURITIATION AFFILIATE                       14,157         19,933

PROPERTY, PLANT AND EQUIPMENT - net                        210,566        275,453

OTHER ASSETS                                                 5,618          5,517
                                                         ---------      ---------
         TOTAL                                           $ 515,825      $ 555,783
                                                         =========      =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable - trade                            $  63,467      $  81,514
     Short-term borrowings                                  21,393            532
     Current maturities of long-term debt                    6,673          3,746
     Other current liabilities                              74,091         77,142
                                                         ---------      ---------
         Total current liabilities                         165,624        162,934

LONG TERM DEBT - net of current maturities                 185,955        226,779

DEFERRED EMPLOYEE BENEFITS                                  64,517         86,413

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, without par value,
       issuable in series; 5,000,000 shares
       authorized, none issued                                --             --
     Common stock                                           90,000         90,000
     Retained earnings (deficit)                             9,777         (6,464)
     Accumulated other comprehensive income                    (48)        (3,879)
                                                         ---------      ---------
         Total shareholders' equity                         99,729         79,657
                                                         ---------      ---------
         TOTAL                                           $ 515,825      $ 555,783
                                                         =========      =========

                 See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Successor     Predecessor       Successor      Predecessor
                                                                  Company        Company          Company         Company
                                                               ------------  ---------------    ------------ --------------
                                                                  Three Months Ended                 Nine Months Ended
                                                                       June 30,                          June 30,
                                                             -----------------------------     ----------------------------
                                                                   2002           2001             2002            2001
                                                             --------------  -------------     -------------  -------------
                                                                    (In Thousands of Dollars, Except per Share Amounts)
NET SALES                                                         $ 319,854      $ 372,274       $ 948,525     $1,173,322
                                                                  ---------      ---------       ---------     ----------
COSTS AND EXPENSES:
     Cost of sales                                                  295,295        350,254         875,695      1,097,356
     Selling, general and administrative                             15,305         17,103          46,818         56,444
     Discount on receivables sold to
       securitization affiliate                                         688          1,424           2,845          5,040
     Depreciation and amortization                                    4,288         12,514          14,390         37,859
                                                                  ---------      ---------       ---------     ----------
       Total                                                        315,576        381,295         939,748      1,196,699
                                                                  ---------      ---------       ---------     ----------
OPERATING INCOME (LOSS)                                               4,278         (9,021)          8,777        (23,377)
INTEREST EXPENSE                                                     (5,325)        (6,918)        (15,614)       (28,165)
REORGANIZATION COSTS                                                    -           (4,170)            -           (7,705)
CHANGE IN FAIR VALUE OF INTEREST
     RATE SWAPS                                                        (340)           395           1,754         (6,795)
GAIN ON SALE OF ASSETS                                                3,913          2,239          21,786          4,331
OTHER INCOME (EXPENSE)- net                                             260            626            (462)         3,814
                                                                  ---------      ---------       ---------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                                     2,786        (16,849)         16,241        (57,897)
PROVISION (BENEFIT) FOR INCOME TAXES                                    -           (2,751)            -          (15,964)
                                                                  ---------      ---------       ---------     ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                                             2,786        (14,098)         16,241        (41,933)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE -
     NET OF $1,266,000 OF INCOME TAX                                    -              -               -            2,352
                                                                  ---------      ---------       ---------     ----------
NET INCOME (LOSS)                                                 $   2,786      $ (14,098)      $  16,241     $  (39,581)
                                                                  =========      =========       =========     ==========
BASIC EARNINGS (LOSS) PER
     SHARE OF COMMON STOCK:
       Income (loss) before cumulative
         effect of accounting change                              $    0.28      $   (0.43)      $    1.62      $   (1.29)
       Cumulative effect of accounting
         change                                                      -                -              -               0.07
                                                                  ---------      ---------       ---------     ----------
       Net income (loss)                                          $    0.28      $   (0.43)      $    1.62     $    (1.22)
                                                                  =========      =========       =========     ==========
DILUTED EARNINGS (LOSS) PER
     SHARE OF COMMON STOCK:
       Income (loss) before cumulative
         effect of accounting change                              $    0.28      $   (0.43)      $    1.62     $    (1.29)
       Cumulative effect of accounting change                          -               -              -              0.07
                                                                  ---------      ---------       ---------     ----------
       Net income (loss)                                          $    0.28      $   (0.43)      $    1.62     $    (1.22)
                                                                  =========      =========       =========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                              10,000,000     32,412,368      10,000,000     32,408,350
                                                                ===========     ==========      ==========     ==========

                 See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                         Successor             Predecessor
                                                                                          Company                Company
                                                                                     ---------------        ---------------
                                                                                                 Nine Months Ended
                                                                                                     June 30,
                                                                                      ---------------------------------------
                                                                                           2002                   2001
                                                                                     ---------------        -----------------
                                                                                             (In Thousands of Dollars)
OPERATING ACTIVITIES:
    Net income (loss)                                                                   $ 16,241               $ (39,581)
     Adjustments for non-cash and non-operating items:
       Cumulative effect of accounting change, net                                            -                    (2,352)
       Reclassification adjustment from accumulated other
         comprehensive income to net income                                                (4,408)                 (9,866)
       Change in fair value of interest rate swaps                                         (1,754)                  5,870
       Cash settlements on derivative instruments - net                                     6,578                  (9,409)
       Depreciation and amortization                                                       14,390                  37,859
       Gain on sales of assets                                                            (21,786)                 (4,331)
       Other                                                                                   (6)                  1,818
     Changes in operating assets and liabilities:
       Accounts receivables                                                                 6,567                    (491)
       Inventories                                                                        (15,688)                (18,531)
       Deferred costs and prepaid expenses                                                 (1,584)                 16,822
       Accounts payable - trade                                                           (15,284)               (111,689)
       Other liabilities                                                                      986                  77,137
                                                                                         --------                --------
Operating cash flow                                                                       (15,748)                (56,744)
                                                                                         --------                --------
INVESTING ACTIVITIES:
     Capital expenditures                                                                  (9,760)                 (6,710)
     Proceeds from maturity of securities                                                   1,263                   3,006
     Proceeds from sale of assets                                                          59,210                  56,072
     Investment in marketable securities                                                   (2,219)                 (1,666)
     Other                                                                                 (1,908)                 (1,138)
                                                                                         --------                --------
Investing cash flow                                                                        46,586                  49,564
                                                                                         --------                --------
FINANCING ACTIVITIES:
     Short-term debt:
       Commodity Credit Corporation borrowings - advances                                  34,268                     -
       Commodity Credit Corporation borrowings - repayments                               (13,826)                    -
       Other - net                                                                            419                     -
     Debtor-in-possession credit facility - net                                               -                    36,050
     Pre-petition revolving credit borrowings - net                                           -                    94,000
     Post-petition revolving credit borrowings - net                                        2,682                (116,950)
     Repayment of long-term debt                                                          (22,532)                 (3,868)
     Issuance of stock and other                                                              -                        30
                                                                                         --------                --------
Financing cash flow                                                                         1,011                   9,262
                                                                                         --------                --------
INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS                                      31,849                   2,082

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD                                         7,331                   6,533
                                                                                         --------                --------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD                                            $ 39,180                $  8,615
                                                                                         ========                ========

                 See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                                                              Accumulated
                                                                                                 Other
                                                Shares of       Common        Retained       Comprehensive
                                              Common Stock       Stock        Earnings       Income(Loss)         Total
                                              ------------     ---------      --------       ------------      ---------
                                                                              (In Thousands of Dollars)
                                                              ---------------------------------------------------------
BALANCE SEPTEMBER 30, 2001                        10,000,000      $90,000      $(6,464)          $(3,879)       $79,657
Comprehensive Income:
Net income                                               -            -         16,241               -           16,241
Change in derivative
   fair value                                            -            -            -               8,239          8,239
Recognition of deferred
   Gains in net income                                   -            -            -              (4,408)        (4,408)
                                                                                                                -------
Total Comprehensive Income                               -            -            -                 -           20,072
                                                  ----------      -------      -------           -------        -------
BALANCE JUNE 30, 2002                             10,000,000      $90,000      $ 9,777           $   (48)       $99,729
                                                  ==========      =======      =======           =======        =======

                 See notes to consolidated financial statements.

                             IMPERIAL SUGAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001

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

     Upon emergence from bankruptcy, the Company's debt aggregated approximately $230 million. The Company's accounts receivable securitization agreement and senior bank agreement contain various financial covenants, which, among other things, require that the Company maintain compliance with certain financial ratios and limits. The financial covenants were set at levels based on financial projections prepared in connection with the Plan of Reorganization, become more restrictive over time and do not accommodate significant downward variations in operating results. The Company's Plan of Reorganization and the related financial projections were predicated on improvements in the domestic refined sugar market from the historic lows experienced in 2001 which, along with the deleveraging effects of the reorganization, are important to return the Company to a more sound financial basis. The Company has a limited operating history since its emergence from bankruptcy, and the refined sugar market, while significantly improved over the prior year, has not attained the levels included in the Company's projections.

     In June 2002, the Company and its lenders agreed to an amendment to the Restructuring Credit Agreement which, among other things, eliminated or reduced the financial covenant requirements as of June 30 and, subject to attainment of specified conditions, as of September 30, 2002. Financial covenants for subsequent periods beginning with the quarter ending December 31, 2002 were unaffected by this amendment. The specified conditions referred to above include a requirement that we continue our efforts to refinance our debt through a combination of asset sales, new borrowings or other forms of capital, and establishes a timetable for certain actions we must take in that regard. The Company was in compliance with the amended financial covenants for the quarter ended June 30, 2002. Our ability to maintain compliance with the amended covenants as of September 30 depends on our ability to generate sufficient EBIDTA and to attain the specified conditions referred to above, which we cannot predict with certainty. Our ability to maintain compliance with these covenants in future periods depends on our ability to generate sufficient EBITDA or to reduce our indebtedness, or both, and our progress in the efforts describe above, which in turn depend on a number of factors, including future operating results and sales of assets, that we cannot predict with certainty. Our current forecast is below levels contained in the projections prepared in connection with our plan of reorganization and indicates that we will not meet certain of thesse covenants as soon as December 31, 2002. If we fail to comply with some of these covenants, an event of default would occur unless our lenders acted again to excuse compliance or to relax the covenants.

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

     Management is evaluating its operations and intends to continue to sell assets of non-strategic operations and surplus assets and use the proceeds from such sales to repay debt in an effort to improve the Company's working capital and liquidity. Additionally, the Company continues its efforts to refinance its debt through a combination of asset sales, new borrowings or other forms of capital. However, there can be no assurances that the Company will be successful in these efforts.

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

     Reclassifications

     Certain amounts have been reclassified to conform to the current period presentation.

2.  LONG-TERM DEBT

     Long-term debt was as follows (in thousands of dollars):

                                               June 30,     September 30,
                                                 2002           2001
                                               --------     -------------
         Senior bank agreements:
             Revolving credit facility         $ 59,975      $ 57,293
             Term loans                         117,782       139,036
         Industrial revenue bonds                 3,920        22,500
         Non-interest bearing notes              10,951        11,696
                                               --------      --------
             Total long-term debt               192,628       230,525
         Less current maturities                  6,673         3,746
                                               --------      --------
         Long-term debt, net                   $185,955      $226,779
                                               ========      ========

     In connection with the sale of Michigan Sugar, the buyer assumed industrial revenue bonds totaling $18.5 million, for which the Company remains contingently liable. Additionally, the Company was obligated under $33.4 million of letters of credit, primarily securing insurance obligations.

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

     Summarized financial information concerning the Company's reportable segments for the three and nine months ended June 30, 2002 and 2001, is shown in the following table. The "Corporate and Other" column includes corporate-related items and securitization activities.


                                                                              Corporate
                                                                 Food            and       Reconciling
                                                    Sugar       Service         Other     Eliminations      Consolidated
                                                 -----------    -------     -----------   ------------      ------------
                                                                     (Thousands of Dollars)
For the Three Months Ending
June 30, 2002
-------------
 Revenues from external customers                  $246,336      $73,518          -               -          $319,854
 Intersegment revenues                               41,896        3,872          -          $(45,768)            -
 Gross margin                                        15,688        8,624          -               -            24,312
 Operating income (loss)                                 (9)       5,002        $(962)            -             4,031

For the Three Months Ending
June 30, 2001
-------------
 Revenues from external customers                  $288,754     $ 83,520          -               -          $372,274
 Intersegment revenues                               21,219        1,953          -          $(23,172)            -
 Gross margin                                        10,858       11,162          -               -            22,020
 Operating income (loss)                            (10,743)       3,146     $ (1,424)            -            (9,021)

For the Nine Months Ending
June 30, 2002
-------------
 Revenues from external customers                  $720,336     $228,189          -               -          $948,525
 Intersegment revenues                              108,251       11,383          -         $(119,634)            -
 Gross margin                                        47,197       25,386          -               -            72,583
 Operating income (loss)                                 27       11,632      $(3,129)            -             8,530

For the Nine Months Ending
June 30, 2001
-------------
 Revenues from external customers                  $898,249     $275,073          -               -        $1,173,322
 Intersegment revenues                               64,124        5,650          -          $(69,774)            -
 Gross margin                                        38,235       37,731          -               -            75,966
 Operating income (loss)                            (28,418)      10,081     $ (5,040)            -           (23,377)

Total Assets of
---------------
 June 30, 2002                                     $384,772      $54,284       76,769             -          $515,825
 September 30, 2001                                 445,791       91,852       18,140             -           555,783

4.  SALES OF ASSETS

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

     Michigan Sugar Company's sales were $162 million for the twelve months ended September 30, 2001. For the nine months ended June 30, 2002, lease, management and marketing fees totaled $8 million.

     Additionally, the Company has continued to pursue the sale of assets to reduce debt. During the quarter ended June 30, 2002, the Company completed the sale of its Worland, Wyoming factory and sold surplus land and other non-operating assets for proceeds aggregating $7 million.

5.  OTHER CHARGES

     The Company accrued for certain future cash charges in conjunction with closing production facilities during prior years as summarized below (in thousands of dollars):

                                            Accrued                        Accrued
                                          Balance at        Amounts      Balance at
                                         September 30,      Paid in       June 30,
                                             2001         Fiscal 2002       2002
                                         -------------    -----------    ----------
  Accrual for cash charges:
      Severance                             $  591           $ 552          $   39
      Environmental costs                    5,031             138           4,893
      Abandoned lease commitments and
        other cash costs                     1,357             320           1,037
                                           -------           -----          ------
           Total                            $6,979          $1,010          $5,969
                                            ======          ======          ======


6.  UNCONSOLIDATED SUBSIDIARY

     In connection with a receivables securitization facility, subsidiaries of the Company sell trade receivables to an unconsolidated, wholly-owned subsidiary of the Company that, in turn, borrows from a third party lender. At June 30, 2002 the securitization affiliate had loans totaling $59 million from the third party lender secured by trade accounts receivable totaling $88 million. Trade receivables sold to the securitization affiliate aggregated $1.0 billion during the nine months ended June 30, 2002.

7.  STOCK OPTIONS

     During the first nine months of fiscal 2002, the Company granted options to purchase 1,202,456 shares of common stock at prices ranging from $5.55 to $4.00 per share. The options, which vest over a three year period, expire ten years after the date of grant. For the three and nine month periods ended June 30, 2002, such options were anti-dilutive for purposes of earnings per share calculations.

8.  NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 which, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15,

2002 and early application is encouraged. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial statements.

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

     A key part of our plan to reduce debt, reduce working capital requirements and improve liquidity is the sale of surplus assets (for example, excess real estate and idle factory assets) and the sale of assets used in non-strategic operations. We expect to realize in excess of $100 million of proceeds from sales after our reorganization. Through June 30, 2002, we have realized $59 million from asset sales, including the sale of our King Packaging operation in December 2001 and the sale of our Michigan Sugar beet sugar operation in February 2002. We can provide no assurance that we will complete any future dispositions or as to the amount or timing of our receipt of any proceeds from such dispositions.

     Our financial results have been affected by our filing for reorganization under chapter 11 of the Bankruptcy Code on January 16, 2001 and our emergence from bankruptcy. The consolidated balance sheet information at September 30, 2001 and June 30, 2002, and the consolidated statements of operations and cash flows for the three and nine months ended June 30, 2002 reflect results after the consummation of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. Our company before and our company after adopting fresh start accounting are different reporting entities and our consolidated financial statements have not been prepared on the same basis.

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

     Restructuring Credit Agreement - As part of our plan of reorganization, we entered into a restructuring credit agreement with a group of lenders led by Harris Trust and Savings Bank as administrative and collateral agent. Our obligations under the credit agreement are guaranteed by certain of our direct and indirect subsidiaries. The credit agreement extends and continues, in part, the revolving credit facility and term loans provided to us by substantially the same group of lenders prior to our bankruptcy and during the pendency of the bankruptcy. We have repaid the term loans and reduced the revolving credit facility commitment by an aggregate of $39.7 million from the proceeds of asset sales this fiscal year, leaving a balance of $117.8 million of term loans and a revolving credit commitment of $98.9 million. At June 30, 2002, the balance of the revolving credit facility was $60.0 million and we had cash and temporary investments of $39.1 million. Additionally, we had short-term borrowings from the Commodity Credit Corporation totaling $20 million to finance seasonal inventory increases. We had unused capacity under the revolving credit facility of approximately $13 million at August 12, 2002.

     We are required to make mandatory prepayments of the term loans and reduce proportionately the commitment under the revolving credit facility from net cash proceeds of:

     o asset sales, excluding receivables securing the receivables securitization facility

     o    casualty and condemnation events

     o    certain equity issuances

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

     In addition, the restructuring credit agreement contains negative covenants limiting our ability to, among other things:

     o    incur other indebtedness

     o    incur other liens

     o    undergo any fundamental changes

     o    sell assets

     o    declare or pay dividends

     o make investments, loans, advances, acquisitions and specified capital expenditures

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

     o    engage in another type of business

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

     o    a minimum ratio of EBITDA less capital expenditures to fixed charges

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

     The financial covenants contained in the restructuring credit facility were set at levels based on projections prepared in connection with our plan of reorganization, become more restrictive over time and do not accommodate significant downward variations in operating results. Our plan of reorganization and the related financial projections were predicated on improvements in the domestic refined sugar markets from the historic lows experienced in 2001 which, along with the deleveraging effects of the reorganization, are important to return our company to a more sound financial basis. We have a limited operating history since our emergence from bankruptcy, and the refined sugar market, while significantly improved over the prior year, has not attained the levels included in the projections.

     In June 2002, we agreed with the lenders to an amendment to the Restructuring Credit Agreement which, among other things, eliminated or reduced the financial covenant requirements as of June 30 and, subject to attainment of specified conditions, as of September 30, 2002. Financial covenants for subsequent periods beginning with the quarter ending December 31, 2002 were unaffected by this amendment. The specified conditions referred to above include a requirement that we continue our efforts to refinance our debt through a combination of asset sales, new borrowings or other forms of capital, and establishes a timetable for certain actions we must take in that regard. We are in compliance with the amended financial covenants for the quarter ended June 30, 2002. Our ability to maintain compliance with the amended covenants as of September 30 depends on our ability to generate sufficient EBIDTA and to attain the specified conditions referred to above, which we cannot predict with certainty. Our ability to maintain compliance with these covenants in future periods depends on our ability to generate sufficient EBITDA or to reduce our indebtedness, or both, and our progress in the efforts described above, which in turn depend on a number of factors, including future operating results and sales of assets, that we cannot predict with certainty. Our current forecast is below levels contained in the projections prepared in connection with our plan of reorganization and indicates that we will not meet certain of these covenants as soon as December 31, 2002. If we fail to comply with some of these covenants, an event of default would occur unless our lenders acted again to excuse compliance or to relax the covenants. If we do not cure or obtain a waiver for an event of default, our lenders might accelerate our debt obligations so that they would become payable immediately, we would be restricted from further borrowings under the facility and we might be required to refinance, restructure or reorganize all or a portion of our indebtedness, sell assets, obtain additional debt or equity financing or take other actions. We cannot assure you that we would be able to achieve any of these steps.

     Interest rates on borrowings under the Restructuring Credit Agreement were increased by 1.5% for the three months ended June 30, 2002 and by 6.5% for the six months ending December 31, 2002, although there are certain provisions to reduce the interest rate paid during the six months ending December 31, 2002 by 5.5% in the event the facility is refinanced or otherwise paid off. The amended agreement provides that an amount equal to the increase would be added to the outstanding balances of the loans at the end of each quarter, rather than paid in cash.

     Receivables Facility - On August 28, 2001, Imperial Sugar Securitization, LLC, an indirect, wholly owned, unconsolidated subsidiary of Imperial Sugar, entered into a Receivables Funding Agreement with, among others, General Electric Capital Corporation ("GECC"), as lender and administrative agent. Under this agreement, GECC and any other participating lenders agree to lend up to $110 million to Imperial Sugar Securitization based on a variable advance rate of up to 85% of eligible accounts receivable, as defined in the agreement. The loans are secured primarily by the accounts receivable owned by Imperial Sugar Securitization. The facility is available until August 28, 2004. Imperial Sugar Securitization purchases accounts receivable from certain subsidiaries of Imperial Sugar Company (the "Originators") under a receivables sale agreement. This agreement requires each Originator to sell or contribute all accounts receivable it generates to Imperial Sugar Securitization on a daily basis. The Originators receive a combination of cash and notes for sold accounts and equity in Imperial Sugar Securitization for contributed accounts. At June 30, 2002, the Originators had sold $88 million of receivables and Imperial Sugar Securitization had outstanding advances from GECC totaling $59 million. In June 2002, we agreed to an amendment of this facility on terms similar to the amendment of the Restructuring Credit Agreement.

     Our capital expenditures for fiscal 2002 are expected to be approximately $15 million, including approximately $5 million in the fourth fiscal quarter, primarily for environmental, safety and production replacement projects.

     Our sugar production operations require substantial seasonal working capital. This seasonal requirement generally increases during the first fiscal quarter and peaks during our second fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 which, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial statements.

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

     The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar, affecting the supply and cost of raw material available to Imperial Sugar's cane refineries. A new farm bill, which becomes effective October 1, 2002, extends the price support program for domestic crops of sugarbeets and sugar cane, by continuing the existing tariff rate quota and the CCC loan programs. The new farm bill will, in certain circumstances, institute marketing allotments on sugarbeet processors like ourselves and domestic raw cane sugar producers who supply raw sugar to us. The USDA has announced that allotments will be in effect for the crop year beginning October 1, 2002, but has not announced the processor by processor amounts. Additionally under the new farm bill, CCC loans will be non-recourse in all circumstances and the forfeiture penalty is eliminated. We are not able to predict the impact, if any, this new law will have on our operations.

     Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing.

Three and Nine Months Ended June 30, 2002

     Net sales decreased $52.4 million, or 14.1%, for the three months and $224.8 million, or 19.2%, for the nine months ended June 30, 2002 compared to 2001, primarily as a result of the disposition of business assets during the past twelve months. Sugar segment sales declined $35.6 million for the quarter and $116.3 million for the nine months as a result of leasing the Michigan Sugar beet factories in the fall of 2001; the sale of the Michigan facilities was completed in February 2002. Additionally, current year sales were reduced approximately $5.0 million for the quarter and $51.6 million for the nine months, as a result of the closure of two northern California beet factories in December 2000. Sugar sales prices increased 13% and 9% during the three and nine month periods, respectively. Sale of the nutritional products business in April 2001 and the King Packaging operations in December 2001, reduced foodservice segment sales by $11.7 million for the quarter and $46.7 million for the nine months. Additionally, nonsugar prices were somewhat lower in certain product categories in the foodservice segment. Future sales volumes are expected to continue at lower levels than comparable historical periods as a result of the sales of business assets.

     Gross margin as a percent of sales improved from 5.9% for the three months ending June 30, 2001 to 7.6% for the three months ending June 30, 2002, and improved from 6.5% to 7.6% for the nine month periods. Sugar segment gross margin as a percent of sales increased from 3.8% to 6.4% for the quarter and from 4.3% to 6.6% for the nine months. Foodservice gross margin as a percent of sales decreased from 13.4% to 11.7% for the quarter and from 13.7% to 11.1% for the nine months. The increase in gross margin for the sugar segment is primarily due to higher refined sugar prices and lower energy costs, partially offset by higher raw sugar costs. The decrease in gross margin for the foodservice segment was primarily due to the sale of the high margin nutritional products business and an increase in sugar costs, partially offset by manufacturing cost decreases.

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

     An oversupplied domestic sugar market resulted in historically low refined sugar prices last fiscal year. Certain government actions, including a payment-in-kind program, helped reduce the supply of sugar, and a smaller domestic sugarbeet crop processed in the fall of 2001 has resulted in increases in industrial market prices on contracts commencing October 1, 2001 or January 1, 2002. However, the sugar market has not achieved the levels included in the financial projections prepared in connection with the Company's Plan of Reorganization.

     Selling, general and administrative costs decreased $1.8 million or 10.5% for the three months and decreased $9.6 million or 17.1% for the nine months ended June 30, 2002 compared to 2001. Included in the current fiscal year totals are costs relating to ongoing bankruptcy claims activity of $0.1 million for the third quarter and $1.4 million for the nine month period. Last year's nine month totals include $3.2 million of costs incurred prior to the Company filing a petition for relief under chapter 11 of the U.S. Bankruptcy Code. Costs incurred during the pendency of the bankruptcy case last year are reported separately as Reorganization Costs. Excluding bankruptcy related costs, selling, general and administrative costs decreased $1.3 million for the quarter and $7.3 million for the nine months, primarily due to cost savings initiatives and reductions related to the sale or leasing of certain operations, offset by increased professional services costs.

     Depreciation and amortization decreased primarily as a result of fresh start accounting adjustments to plant, property and equipment, and intangible assets, as well as a result of assets sales.

     Interest expense decreased $1.8 million for the three months and $12.8 million for the nine months ending June 30, 2002 compared to 2001 primarily due to the debt restructuring accomplished in the Company's bankruptcy, as well as debt reductions from proceeds of asset sales. Interest rates on our Restructuring Credit Agreement will increase by 5% during the quarters ending September 30, 2002 and December 31, 2002, from the rate in effect in the quarter ended June 30, 2002, as a result of the amendment agreed to in June 2002.

     Other income decreased $0.4 million for the three months and $4.3 million for the nine months ending June 30, 2002 compared to 2001 primarily due to gains on the settlement of certain trade liabilities in the second quarter of the prior fiscal year.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations.

     The information in the table below presents our domestic and world raw sugar futures positions outstanding as of June 30, 2002. Our world sugar option positions are not material to our consolidated financial position, results of operations or cash flows.


                                                                                Expected              Expected
                                                                                Maturity              Maturity
                                                                               Fiscal 2003           Fiscal 2004
                                                                               -----------           -----------
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt.)                                                            816,480                48,160
Weighted Average Contract Price (per cwt.)                                          $20.71                $20.74
Contract Amount                                                                $16,906,000              $999,000
Weighted Average Fair Value (per cwt.)                                              $20.25                $20.55
Fair Value                                                                     $16,538,000              $990,000

                                                                                         Expected Maturity
                                                                                            Fiscal 2003
                                                                                         -----------------
World Futures Contracts (net long positions):
Contract Volumes (cwt.)                                                                        1,291,360
Weighted Average Contract Price (per cwt.)                                                         $5.45
Contract Amount                                                                               $7,032,000
Weighted Average Fair Value (per cwt.)                                                             $5.10
Fair Value                                                                                    $6,581,000

     The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

     The information in the table below presents our natural gas futures and options positions outstanding as of March 31, 2002.

                                                          Expected Maturity
                                                            Fiscal 2002
                                                          ----------------
Futures Contracts (long positions):
Contract Volumes (mmbtu)                                       1,180,000
Weighted Average Contract Price (per mmbtu)                        $3.16
Contract Amount                                               $3,727,000
Weighted Average Fair Value (per mmbtu)                            $3.28
Fair Value                                                    $3,866,450

                                                          Expected Maturity
                                                            Fiscal 2003
                                                          ----------------
Natural Gas Option Contracts (long):
Contract Volumes (mmbtu)                                       3,500,000
Weighted Average Strike Price                                      $3.46
Contract Amount                                               $1,586,000
Fair Value                                                    $2,254,000

Natural Gas Option Contracts (short):
Contract Volumes (mmbtu)                                       1,300,000
Weighted Average Strike Price                                      $3.67
Contract Amount                                                 $744,000
Fair Value                                                      $790,000

     The Company's interest rate swaps position has not changed materially since September 30, 2001.

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

          The Company filed a current report on Form 8-K on July 2, 2002, in connection with amendments to its Restructuring Credit Agreement and its Receivable Funding Agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IMPERIAL SUGAR COMPANY
                                                 (Registrant)


Dated:  August 13, 2002                 By: /s/ J. Chris Brewster
                                            --------------------------------
                                            J. Chris Brewster
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)