Form 10-K
period 2002-09-30
IMPERIAL SUGAR CO /NEW/
filed 2002-12-31
CIK 831327

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2002        Commission File No. 1-10307

                            IMPERIAL SUGAR COMPANY
            (Exact name of registrant as specified in its charter)

                       Texas                   74-0704500
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

   There were 10,000,000 shares of the registrant's common stock outstanding on December 27, 2002. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 27, 2002, based on the last reported trading price of the registrant's common stock on the OTC Bulletin Board on that date, was approximately $24 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are treated as affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for registrant's 2003 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                             PART I
ITEM 1.  Business.............................................................................  1
ITEM 2.  Properties........................................................................... 10
ITEM 3.  Legal Proceedings.................................................................... 10
ITEM 4.  Submission of Matters to a Vote of Security Holders.................................. 10
         Executive Officers of the Registrant................................................. 11

                                             PART II
ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters................ 13
ITEM 6.  Selected Financial Data.............................................................. 15
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations 16
ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk............................ 22
ITEM 8.  Financial Statements and Supplementary Data.......................................... 24
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 25

                                            PART III
ITEM 10. Directors and Executive Officers of the Registrant................................... 25
ITEM 11. Executive Compensation............................................................... 25
ITEM 12. Security Ownership of Certain Beneficial Owners and Management....................... 25
ITEM 13. Certain Relationships and Related Transactions....................................... 25

                                             PART IV
ITEM 14. Controls and Procedures.............................................................. 26
ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 26

                               -----------------

                          Forward-Looking Statements

   Statements regarding future market prices and margins, future operating results, sugarbeet acreage, operating efficiencies, future government and legislative action, cost savings, future compliance with covenants in our financial agreements, the future status of financing agreements, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

  .   expect                 .   project                .   estimate
  .   believe                .   anticipate             .   likely
  .   plan                   .   intend                 .   could
  .   should                 .   may                    .   predict
  .   budget

   Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets, energy costs, court decisions and actions, the results of negotiations, actual or threatened acts of terrorism or armed hostilities, legislative and administrative actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

                                    PART I

ITEM 1.  Business

Overview

   Imperial Sugar Company is one of the largest processors and marketers of refined sugar in the United States. We produce, package and distribute sugar at facilities located in California, Georgia, Louisiana and Texas. For the year ended September 30, 2002, we sold approximately 42 million hundredweight, or cwt, of refined sugar.

   We offer a broad product line and sell to a wide range of customers directly and through wholesalers and distributors. Our customers include retail grocers and industrial customers, principally food manufacturers. Our products include granulated, powdered, liquid and brown sugars marketed in a variety of packaging options (one pound boxes to 100-pound bags and in bulk) under various brands (Imperial(R), Holly(R), Spreckels(R), Dixie Crystals(R), Pioneer(R) and Wholesome Sweeteners(TM)) or private labels. In addition, we produce selected specialty sugar products, including Savannah Gold(TM) (a premium-priced, free-flowing brown sugar), Sucanat(TM) (sugar milled from organically grown sugar cane) and specialty sugars used in confections and icings. We have a broad customer base and no single customer accounted for 10% or more of our consolidated sales for the year ended September 30, 2002.

   During fiscal 2002, we operated in two business segments--the sugar segment, which produces and sells refined sugar and related products, and the foodservice segment, which sold and distributed numerous products to foodservice customers. For the year ended September 30, 2002, our sugar segment accounted for approximately $993 million, or 77%, and our foodservice segment accounted for approximately $305 million, or 23%, of our consolidated net sales. On December 30, 2002, we sold our foodservice business for gross proceeds of approximately $115 million. We retained a substantial portion of the sugar product sales to the foodservice market in this transaction. We now focus on producing and selling refined sugar and related products. We plan to reflect our foodservice business as discontinued operations in our consolidated financial statements commencing with reporting for the first quarter of fiscal 2003. Please read "--Disposed of Operations."

   In addition to the sale of our foodservice business, since the beginning of fiscal 2002, we sold (1) our disposable meal kit business in December 2001, (2) our Michigan Sugar Company subsidiary in February 2002, (3) our Worland, Wyoming sugarbeet factory in June 2002 and (4) our Sidney, Montana, Torrington, Wyoming and Hereford, Texas sugarbeet facilities in October 2002. These sales (including the sale of our foodservice business), together with sales of surplus land and non-operating assets, have generated gross proceeds of approximately $251 million. We also discontinued our raw cane sugar refinery operations in Sugar Land, Texas in December 2002. We undertook these transactions and others to reduce our debt, to lower our working capital needs, to reduce our costs and to concentrate our resources in our most strategic regions of the Southeast, Southwest and the West Coast. In connection with the Michigan Sugar Company and Worland, Wyoming factory sales, we entered into multi-year agreements to market all refined sugar production from those facilities.

   On August 29, 2001, Imperial Sugar and substantially all of its subsidiaries emerged from protection under the U.S. Bankruptcy Code, under which they filed for relief in January 2001. Under our plan of reorganization, our old common stock was canceled, our bondholders and some of our trade creditors received 98% of the stock of our reorganized company and some of our creditors received reduced cash and deferred payment settlements. We have applied reorganization and fresh start accounting adjustments to our consolidated balance sheet as of August 29, 2001. Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start accounting is applied.

   In conjunction with the sale of our foodservice business, we refinanced our senior bank debt in December 2002, and entered into a new $175 million credit facility. Please read "Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

   Sugarbeets are highly perishable and must be processed into refined sugar quickly after harvest to avoid deterioration. Sugarbeets may be stored in piles for short periods while awaiting processing where temperatures are sufficiently cool. Sugarbeets are converted to refined sugar through a single continuous process at beet sugar factories, which are located near the areas in which sugarbeets are grown in order to reduce freight costs and the risk of deterioration before processing.

   The production campaigns at any facility generally last 90 to 200 days, and operating results are driven primarily by the quantity and quality of sugarbeets dedicated to the factory and the net sales prices received for the refined beet sugar. Under industry practice, the beet processor shares a portion of the net sales price with growers through various participation or recovery contracts or cooperative arrangements.

  Government Regulation

   Federal government programs have existed to support the price of domestic crops of sugarbeets and sugar cane almost continually since 1934. The regulatory framework that currently affects the domestic sugar industry includes the Farm Security and Rural Investment Act of 2002, or the Farm Bill. The Farm Bill provides for loans on sugar inventories to first processors (i.e., raw cane sugar mills and sugarbeet processors), implements a tariff rate quota that limits the amount of raw and refined sugar that can be imported into the United States, and imposes marketing allotments on sugarbeet processors and domestic raw cane sugar producers in some circumstances. In addition, the North American Free Trade Agreement, or NAFTA, adopted in 1994, limits the amount of sugar that can be imported to and exported from Mexico. To date, NAFTA has had a lesser impact on the United States sugar market than the Farm Bill and its predecessor acts. However, NAFTA may have a greater impact on both demand and supply in the future as its provisions come into effect. Please read "--Sugar Legislation and Other Market Factors."

  Domestic Demand

   Domestic demand for refined sugar increased each year from 1986 through 2001 (after an earlier period in which sugar consumption declined due primarily to a switch by soft-drink manufacturers from refined sugar to high-fructose corn syrup), and the annual rate of growth over the five-year period ended September 30, 2001 has ranged from 1.5% to 2.0%. During 2002 domestic demand declined 0.5%, due to increased imports of sugar containing products and sugar blends.

  Domestic Supply

   Reduced demand in the early 1980s due primarily to the switch of soft drink manufacturers to high-fructose corn syrup was absorbed principally by capacity reductions in the cane sugar refining sector. Approximately one-third of domestic cane sugar refining capacity was eliminated between 1981 and 1988. Cane sugar refining capacity remained relatively flat from 1988 until 1998, when a competitor constructed a refinery in Florida with a rated annual capacity of approximately 10 million cwt. Growth in refined sugar demand during the last decade has been largely satisfied through increased beet sugar production. In recent years, there have been a number of expansions to existing beet sugar factories to allow for an increase in acreage dedicated to sugarbeets. Marketing allotments under the Farm Bill likely will affect future sugarbeet production. These allocations may limit the amount of domestic raw sugar that is available for refining and may limit sugar available for sales in future periods. Please read "--Sugar Legislation and Other Market Factors."

  Domestic Refined Sugar Prices

   Given the existing domestic supply and demand situation and the current status of government regulation, the price of refined sugar in the United
States in recent years has been driven primarily by the amount of beet sugar supply. Historically, good crop years have led to relatively soft refined sugar prices, and small crop years have led to relatively strong refined sugar prices.

Our Products

  Sugar Products

   Imperial Sugar is one of the largest processors and marketers of refined sugar in the United States. Our sugar customers include both retail grocers and industrial customers, principally food manufacturers.

   Refined sugar is our principal product and accounted for approximately 92% of our consolidated net sales and approximately 98% of sugar segment sales for year ended September 30, 2002. We produced approximately 82% of our refined sugar from raw cane sugar and 18% from sugarbeets in fiscal 2002. We market our sugar products to retail grocers and industrial food manufacturers by direct sales and through brokers.

   Retail Grocery Sales--We produce and sell granulated white, brown and powdered sugar to grocery customers in packages ranging from one-pound boxes to 25-pound bags. Retail packages are marketed under the trade names:

               .   Imperial(R)            .   Pioneer(R)
               .   Spreckels(R)           .   Holly(R)
               .   Dixie Crystals(R)      .   Wholesome
                                              Sweeteners(TM)

and also are sold under retailers' private labels. We generally sell private label packaged sugar, which represents a significant percentage of our grocery sales, at prices lower than those for branded sugar. Core markets for our branded sugar and private label products include the Southeast and Southwest United States. Our business strategy is to seek to capitalize on our well-known brands to increase sales of our higher-margin branded products as a percentage of total grocery sales. For the year ended September 30, 2002, our sales of refined sugar products to retail grocery customers accounted for approximately 36% of our refined sugar sales in the sugar segment.

   Industrial Sales--We produce and sell refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers purchase sugar for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts with terms of one year or less. Industrial sales generally provide lower margins than grocery sales. For the year ended September 30, 2002, our sales of refined sugar products to industrial customers accounted for approximately 64% of our refined sugar sales in the sugar segment.

   Specialty Product Sales--We also produce and sell specialty sugar products to retail grocers and industrial customers. Specialty sugar products include:

  . Savannah Gold(TM) (a premium-priced, free flowing brown sugar marketed primarily to industrial customers)

  .   edible molasses

  .   syrups

  .   sucanat (sugar milled from organically grown sugar cane)

  .   sugar produced from organically grown sugar cane

  .   specialty sugars used in confections, fondants and icings.

  By-Products

   We sell by-products from our beet sugar processing, principally beet pulp and molasses, as livestock feeds to dairymen, livestock feeders and livestock feed processors. The major portion of the beet pulp and molasses produced from sugarbeet operations is sold during and shortly after the sugar-making campaigns. By-products from beet sugar processing are marketed in the United States, Europe and Japan. Both the domestic and export markets are highly competitive because of the availability and pricing of by-products of other sugarbeet processors and corn wet millers, as well as other livestock feeds and grains. The market price of our by-products relative to the price of competitive feeds and grains is the principal competitive determinant. Among other factors, the weather and seasonal abundance of such feeds and grains may affect the market price of by-products.

  Beet Seed

   We also develop, produce and market commercial seed to beet growers under contract to us as well as to growers under contract to grow for other beet sugar processors. We do not sell, nor do we authorize our growers to use, genetically modified seed in their production programs. Our beet seed operations are conducted primarily in Sheridan, Wyoming.

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

Sales and Marketing

   We sell products directly through our sales force and through independent brokers. We maintain sales offices at our offices in Sugar Land, Texas and Savannah, Georgia and at regional locations across the United States. We consider our marketing and promotional activities important to our overall sales effort. We advertise our brand names in both print and broadcast media and distribute various promotional materials, including discount coupons and compilations of recipes.

Operational Facilities

   We own three cane sugar refineries and two sugarbeet factories. Each facility is served by adequate transportation and is maintained in good operating condition. The following table shows the location and capacity of each of our refineries and processing plants:

                                     Approximate Daily   Fiscal 2002
                                     Melting Capacity    Production
           Cane Sugar Facilities   (Pounds of Raw Sugar)    (cwt)
           ---------------------   --------------------- -----------
           Port Wentworth, Georgia       6,300,000       16,449,000
           Gramercy, Louisiana....       4,200,000       10,130,000
           Sugar Land, Texas*.....       4,000,000        7,366,000
                                        ----------       ----------
              Total...............      14,500,000       33,945,000
                                        ==========       ==========

--------
* Facility ceased refining raw sugar in December 2002, but expect to continue distribution and packaging operations.

                                    Approximate Daily   Fiscal 2002
                                     Slicing Capacity   Production
             Beet Sugar Facilities (Tons of Sugarbeets)    (cwt)
             --------------------- -------------------- -----------
              Brawley, California.         9,000         2,645,000
              Mendota, California.         4,200         1,612,000
                                          ------         ---------
                 Total............        13,200         4,257,000
                                          ======         =========

   We also operate a distribution center in Tracy, California that formerly served as a beet sugar production facility.

Raw Materials and Processing Requirements

  Raw Cane Sugar

   We currently purchase raw cane sugar from domestic sources of supply located in Louisiana, Florida and Texas, as well as from various foreign countries. The availability of foreign raw cane sugar is determined by the import quota level designated by applicable regulation.

   Of our raw cane sugar purchases, we historically have purchased approximately 40% to 60% through long-term contracts with raw sugar producers; 20% to 30% under annual contracts with sugar producers or sugar traders; and 10% to 20% on a spot basis. In October 2002, we entered into a one-year raw cane sugar supply arrangement for our Savannah, Georgia raw cane sugar refinery. Under this arrangement, we can purchase weekly production needs for that refinery in lieu of purchasing full shiploads of raw sugar. We expect to purchase substantially all our raw cane sugar needs for the Georgia refinery under this supply arrangement through September 2003. We have a three-year contract with a local producer that supplies substantially all the raw sugar needs for our Louisiana refinery.

   The terms of raw cane sugar contracts vary. Raw cane sugar purchase contracts can provide for the delivery of a single cargo or for multiple cargoes over a specified period or a specified quantity over one or more crop years. Contract terms may provide for fixed prices but generally provide for prices based on the futures market during a specified period of time. The contracts provide for a premium if the quality of the raw cane sugar is above a specified grade or a discount if the quality is below a specified grade. Contracts generally provide that the seller pays freight, insurance charges and other costs of shipping.

   Historically, the majority of our industrial sales are under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures and option contracts.

   We have access to approximately 295,000 short tons of aggregate raw sugar storage capacity, including 215,000 short tons of storage capacity at our Port Wentworth, Georgia refinery. At Port Wentworth, we have the ability to segregate our raw sugar inventory, which allows us to store bonded sugar for re-export. This capability facilitates our participation in the re-export market. We have been active in this market in the past and may be active in the future when pricing and market conditions are favorable.

  Sugarbeet Purchases

   We purchase sugarbeets for our two California beet processing facilities from independent growers under contracts, the terms of which are negotiated annually with an association representing growers. We contract for acreage prior to the planting season based on estimated demand, marketing strategy, expected impact of marketing allotments, processing capacity and historical crop yields.

   The contracts we use provide for payments to the grower based on the sugar content of the sugarbeets delivered by each grower and the net selling price of refined beet sugar during the specified contract year. The net selling price is the gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization costs for certain facilities used in connection with marketing. Use of a participating contract reduces our exposure to price risks on our refined sugar inventory by causing the price we pay on our sugarbeet purchases to vary with the price received for refined sugar.

   Our beet sugar operations depend on the quantity, quality and proximity of sugarbeets available to our factories. Sugarbeet acreage varies depending on factors such as prices anticipated by growers for sugarbeets versus alternative crops, prior crop quality, productivity, availability of irrigation and weather conditions. In addition, the quantity and cost of refined sugar subsequently produced from the sugarbeet crop may be materially affected by the acreage harvested, disease, insects and weather conditions during the growing, harvesting and processing season.

  Energy

   The primary fuel we use is natural gas, although some of our factories also use coal; we generate a substantial portion of the electricity used at our refineries and factories. We have the equipment to use fuel oil at certain locations both as an alternative energy source when the price is more attractive and as a backup to natural gas in the event of curtailment of gas deliveries.

   We typically purchase natural gas and coal supplies under contracts for terms of one year or more that do not contain minimum quantity requirements. Pricing of natural gas contracts generally is indexed to a spot market index. We have used financial tools such as futures, options, swaps and caps to stabilize the price for gas purchases under indexed contracts. Coal is available in abundant supply domestically, and we are able to purchase coal competitively. High energy prices could affect us adversely in future periods.

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

Seasonality

   Sales of refined sugar are moderately seasonal, normally increasing during the summer months because of increased demand of various food manufacturers, including fruit and vegetable packers. Shipments of specialty products (brown and powdered sugar) increase in the fourth calendar quarter due to holiday baking needs. Although the refining of cane sugar is not seasonal, the production of beet sugar is a seasonal activity. Each of our beet sugar factories operates during sugar-making campaigns, which generally total 150 days to 200 days in length each year, depending on the supply of sugarbeets available to the factory. The seasonal production of sugarbeets requires us to store significant refined sugar inventory at each factory.

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

   The principal legislation currently supporting the price of domestic crops of sugar cane and sugarbeets is the Farm Security and Rural Investment Act of 2002, or the Farm Bill, which became effective October 1, 2002 and extended the sugar price support program for sugar cane and sugarbeets until 2008.

  Farm Bill

   The Farm Bill has three important aspects:

  . Non-recourse Loan Program. The Farm Bill creates a loan program (continued from the predecessor acts) covering sugar cane and sugarbeet crops during the 2002 to 2008 period. The program authorizes the Commodity Credit Corporation, or CCC, a federally owned and operated corporation within the U.S. Department of Agriculture, or USDA, to extend loans to first-processors of domestically grown sugar cane and sugarbeet crops secured by sugar inventories from current year crop production at rates of approximately 18 and 22.9 cents per pound, respectively. CCC loans are non-recourse and mature the earlier of nine months or September 30 each year. The program provides price support as it effectively permits first-processors to sell raw cane sugar and refined beet sugar by forfeiture of the collateral at the respective loan rates in the event that the market prices drop below the loan-advance levels.

  . Tariff-rate Quota System. The tariff-rate quota, or TRQ, element of the Farm Bill limits the amount of raw and refined sugar that can be imported into the United States, subject to a minimum amount mandated under the General Agreement on Tariffs and Trade, by imposing a tariff on over-quota sugar that makes its import uneconomical. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar. The government administers the program by adjusting duties and quotas for imported sugar to maintain domestic sugar prices at a level that discourages loan defaults under the non-recourse loan program.

  . Marketing Allotments. The Farm Bill will, in certain circumstances, impose marketing allotments on sugarbeet processors and domestic raw cane sugar producers who supply raw sugar. Marketing allotments could have the effect of reducing the amount of domestic sugar that is available for marketing and strengthening sugar prices.

The Farm Bill requires that the USDA operate its non-recourse sugar loan program, to the maximum extent possible, so as to avoid forfeiture of sugar to the CCC. To this end, the USDA has the authority to accept bids from sugar cane and sugarbeet processors to obtain raw cane sugar or refined beet sugar in CCC inventory in exchange for reduced production of raw cane sugar or refined beet sugar. This payment-in-kind authority, or PIK, effectively moves inventories of CCC-owned sugar back into the market without increasing overall supply.

  NAFTA

   The North American Free Trade Agreement, or NAFTA, contains provisions that allow Mexico to increase its raw or refined sugar exports to the United States to up to 275,576 short tons raw value by 2007, if Mexico is projected to produce a net surplus of sugar. In 2008, NAFTA sugar duties and quotas expire and sugar may be freely traded between the United States and Mexico. The NAFTA sugar agreement currently is under renegotiation by the governments of the United States and Mexico. Mexican access to the United States could be higher in future periods.

Environmental Regulation

   Our operations are governed by various federal, state and local environmental regulations. These regulations impose effluent and emission limitations, and requirements regarding management of water resources, air resources, toxic substances, solid waste and emergency planning.

  Environmental Permits

   We have obtained or are making application for the environmental permits required under federal, state and local regulations. We have or had filed environmental permit applications as required in California, Florida, Georgia, Kentucky, Louisiana and Texas.

  Remediation at Operating Facilities

   The soil and ground water at our Mendota, California facility has been found to have elevated concentrations of salts. In the mid 1990's, we developed a prevention plan to install a clay cap on the area of concern and to treat the affected ground water. The prevention plan will be accomplished over a 20- to 30-year period, and we have recorded a $1.1 million liability for the estimated costs of this project.

  Remediation at Non-Operating Facilities

   As a result of the cessation of sugar production at our facilities in Clewiston, Florida, Hamilton City, California and Tracy, California, we expect that we will be required to incur costs to remediate certain production areas, including possibly the removal of material from former production settling ponds in accordance with waste discharge requirements. We continue discussions with the California Regional Water Quality Control Board concerning remediation for our Tracy facility. Additional expenditures also may be required to comply with future environmental protection standards, although the amount of any further expenditures cannot be fully estimated. We have recorded a liability of $1.4 million for estimated environmental costs in connection with the closure of these facilities.

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

Competition

   We compete with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as high-fructose corn syrup, aspartame, saccharin and acesulfam-k. Our principal business is highly competitive, where the selling price and our ability to supply a customer's needs in a timely fashion are important competitive considerations.

Employees

   At November 30, 2002, we employed approximately 2,200 year-round employees. In addition, we employ approximately 300 seasonal employees over the course of a year in our California sugarbeet operations. While our Port Wentworth, Georgia refinery employs non-union labor, we have collective bargaining agreements with union representatives with respect to the employees at our other sugar plants. We expect to reduce our total number of year-round employees by approximately 325 in January 2003 as a result of the discontinuance of our raw cane sugar refinery operations in Sugar Land, Texas. In connection with the sale of our foodservice business, we reduced our total number of year-round employees by approximately 600.

Disposed of Operations

   Since we emerged from bankruptcy protection in August 2001, we have explored avenues to rationalize capacity, reduce cash flow volatility and to shift our focus to high-value functions such as marketing and distribution. To that end, we sold (1) our Michigan Sugar Company subsidiary and its four sugarbeet factories in February 2002 for gross proceeds of approximately $63 million, (2) our Worland, Wyoming sugarbeet factory in June 2002 for gross proceeds of approximately $3 million and (3) our Sidney, Montana, Torrington, Wyoming and Hereford, Texas sugarbeet facilities in October 2002 for gross proceeds of approximately $34 million. In connection with the sale of the four Michigan Sugar Company beet factories and of the Worland, Wyoming beet factory, we entered into multi-year agreements to market all refined sugar production from those factories. In addition, we discontinued our raw cane sugar refinery operations in Sugar Land, Texas in December 2002. We plan to reflect our Sidney, Torrington and Hereford sugarbeet facilities as discontinued operations commencing with reporting for first quarter of fiscal 2003.

   We acquired a substantial portion of our foodservice business in the acquisition of Diamond Crystal Specialty Foods, Inc. in November 1998. Following that acquisition, we began reporting our business in two segments--sugar and foodservice. We sold our nutritional products business in April 2001 for gross proceeds of approximately $65 million and our disposable meal kits business in December 2001 for gross proceeds of approximately $28 million. On December 30, 2002, we sold the remaining part our foodservice business to Hormel Foods Corporation for gross proceeds of approximately $115 million. We retained a substantial portion of the sugar product sales to the foodservice market in this transaction and entered into a five-year agreement to supply the majority of the sugar requirements for the disposed of business. As a result of the sale, we plan to reflect our foodservice business as discontinued operations in our consolidated financial statements commencing with reporting for first quarter of fiscal 2003.

   Our foodservice business sold numerous products to our foodservice customers ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer, sauces, seasonings, drink mixes and desserts. Our foodservice customers included restaurants, healthcare institutions, geriatric centers, schools, and other institutions and distributors to these businesses.

   During the year ended September 30, 2002, our foodservice business accounted for approximately $305 million, or 23%, of our consolidated net sales. Sugar products sold in our foodservice business accounted for approximately 17% of our consolidated net sales and for approximately 72% of our foodservice sales.

   During 2002 we owned and operated five foodservice manufacturing facilities. The sale of our foodservice business included the sale of four of these facilities. The following table shows the location and approximate square footage of the foodservice manufacturing facilities:

                                                       Square
                  Foodservice Manufacturing Facilities  Feet
                  ------------------------------------ -------
                         Savannah, Georgia............ 314,500
                         Mitchellville, Iowa.......... 152,513
                         Perrysburg, Ohio............. 131,000
                         Visalia, California.......... 101,500
                         Indianapolis, Indiana*.......  63,240

--------
* We ceased manufacturing at the Indianapolis, Indiana facility in August 2002. We retained this facility in the sale of our foodservice business and plan to sell the property in fiscal 2003.

ITEM 2.  Properties

   We own each of our cane sugar refineries and sugarbeet processing plants. We own our corporate headquarters in Sugar Land, Texas and contract for throughput and storage at warehouses and distribution stations. We own additional acreage at our factories and refineries which is used primarily for settling ponds and as buffers from nearby communities or is leased as farm and pasture land. Substantially all of these assets are subject to liens securing our bank debt. We are actively marketing the real estate for our former Clewiston, Florida facility and the real estate surrounding our Tracy, California and our Woodland, California facilities. Please read "Item 1. Business--Operational Facilities."

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

   None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The table below sets forth the name, age and position of our executive officers as of December 20, 2002. Our by-laws provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.

         Name           Age                      Positions
         ----           ---                      ---------
Robert A. Peiser....... 54  President and Chief Executive Officer
Patrick D. Henneberry.. 48  Executive Vice President--Commodities
Walter C. Lehneis...... 58  President of Diamond Crystal Brands
William F. Schwer...... 55  Executive Vice President and General Counsel
W.J. Smith............. 47  Executive Vice President--Operations
Darrell D. Swank....... 39  Executive Vice President and Chief Financial Officer
Lee Van Syckle......... 52  Executive Vice President--Sales and Marketing
Benjamin A. Oxnard, Jr. 68  Managing Director and President of Savannah Foods
H. P. Mechler.......... 49  Vice President--Accounting
Karen L. Mercer........ 40  Vice President and Treasurer
Roy L. Cordes, Jr...... 55  Secretary and Deputy General Counsel

   Mr. Peiser became President and Chief Executive Officer in April 2002. Prior to joining Imperial, Mr. Peiser served as Chairman and Chief Executive Officer of Vitality Beverages, Inc. of Tampa, Florida, a $500 million privately owned beverage company, from July 1999 to February 2002. Mr. Peiser held senior management positions at CV Services International, Inc. from May 1998 to November 1999 and at Western Pacific Airlines from December 1996 to February 1998. Previously, Mr. Peiser was in management positions with FoxMeyer Drug Company, and Trans World Airlines.

   Mr. Henneberry joined Imperial as Executive Vice President in July 2002. Prior to joining Imperial, he served as an executive vice president at Louis Dreyfus Sugar Company from 1980 to 2002, where he was responsible for sugar trading and distribution activities in the Western Hemisphere.

   Mr. Lehneis became President of Diamond Crystal Brands in October 2000. Mr. Lehneis joined a predecessor of Diamond Crystal Brands in 1990.

   Mr. Schwer became Executive Vice President in July 1999 and served as Managing Director from October 1995 to July 1999, and General Counsel since 1989. He also served as Senior Vice President from 1993 to 1995. Mr. Schwer joined Holly as Assistant General Counsel in 1988.

   Mr. Smith joined Imperial as a Managing Director in September 1999 and became Executive Vice President in 2002. Prior to joining Imperial, Mr. Smith was Senior Vice President--Worldwide Product Supply at Gerber Products Company from 1995 to 1999.

   Mr. Swank joined Imperial as Executive Vice President and Chief Financial Officer in September 2002. Prior to joining Imperial, he served as executive vice president, chief financial officer and corporate secretary of Purina Mills, Inc., a leading branded consumer and agricultural feed manufacturer in the U.S. from April 1998 to February 2002. Before Purina Mills, Inc., Mr. Swank was the Chief Financial Officer of Koch Agriculture, a division of Koch Industries.

   Mr. Van Syckle joined Imperial as Executive Vice President in November 2002. Prior to joining Imperial, he served as head of Global Sales for Novartis Consumer Health, from March 2001 to April 2002 and was Senior Vice President of Sales in North America from November 1997 to March 2001. Prior to the acquisition of Gerber by Novartis he served as Vice President--Sales, Gerber Infant Care, North America.

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

   Mr. Mechler became Vice President--Accounting in April 1997. Mr. Mechler had been Controller since joining Imperial in 1988.

   Ms. Mercer became Vice President in April 1997 and has served as Treasurer since 1994. She joined Imperial in 1993.

   Mr. Cordes joined Imperial as Deputy General Counsel in September 1997. He became Secretary of Imperial in July 1998. Prior to joining the Company, Mr. Cordes was in private law practice from 1995 to 1997.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Recent Sales of Unregistered Securities

   On August 29, 2001, Imperial Sugar's plan of reorganization became effective. Under the plan of reorganization, an aggregate of 10,000,000 shares of common stock were issued to persons who were common shareholders and creditors of Imperial Sugar immediately prior to effectiveness of the plan of reorganization. As of December 30, 2002, 501,061 shares of common stock were not yet distributed pursuant to the plan of reorganization pending finalization of certain claims. Under the plan of reorganization, warrants to purchase an aggregate of 1,111,111 shares of Imperial Sugar's common stock were issuable to persons who were common shareholders of Imperial Sugar immediately prior to effectiveness of the plan of reorganization. The warrants were issued to such persons on March 22, 2002 at an exercise price of $31.89 per share. The common stock and warrants issued under the plan of reorganization were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 1145(a)(1) of the U.S. Bankruptcy Code.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

   Our common stock currently is quoted on the OTC Bulletin Board under the symbol "IPSU". The Imperial Sugar common stock existing before our reorganization was listed and traded on the American Stock Exchange under the symbol "IHK." The American Stock Exchange halted trading of our common stock on December 13, 2000 and delisted our common stock on February 21, 2001. Our common stock did not trade from December 14, 2000 through February 21, 2001. On February 22, 2001, our common stock began trading on the OTC Bulletin Board. On August 29, 2001, all shares of Imperial Sugar common stock existing before our reorganization were canceled and new shares of Imperial Sugar common stock were issued. As of December 27, 2002, Imperial Sugar had 10,000,000 shares of common stock outstanding and had approximately 2,000 shareholders of record. The bid price of our common stock as quoted on the OTC Bulletin Board on December 27, 2002 was $3.60.

   The following table contains information about the high and low sales price per share of our common stock for fiscal year 2002 and for fiscal year 2001, both after and before our plan of reorganization became effective on August 29, 2001. We have not paid any cash dividends since the year ended September 30, 1999. Sales price information for periods on or before December 13, 2000 reflect prices reported by the American Stock Exchange. Sales price information for periods after February 22, 2001 reflects quotes from the OTC Bulletin Board. Shares of our common stock existing after our reorganization became effective did not begin trading on the OTC Bulletin Board until October 11, 2001. Information about OTC bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Quotations on the OTC Bulletin Board are sporadic and currently there is no established public trading market for Imperial Sugar's common stock.

After Reorganization--new common stock; 10,000,000 shares outstanding:

                                            Sales Price
                                            -----------
                                            High   Low
                                            ----- -----
                         Three months ended
                         Fiscal 2002
                         December 31, 2001. $9.50 $5.50
                         March 31, 2002.... $8.65 $6.50
                         June 30, 2002..... $6.17 $1.95
                         September 30, 2002 $2.75 $2.00

                                                   Sales Price
                                                   -----------
                                                   High   Low
                                                   ----   ---
                     Fiscal 2001
                     August 29--September 30, 2001  --    --

Before Reorganization--old common stock; 32,412,368 shares outstanding as of August 28, 2001:

                    Fiscal 2001
                    October 1--December 13, 2000 $1.31 $0.75
                    February 22--March 31, 2001. $0.39 $0.06
                    April 1--June 30, 2001...... $0.16 $0.06
                    July 1--August 28, 2001..... $0.38 $0.06

Dividend Policy

   Our new credit agreement prohibits the payment of dividends, other than certain dividends payable solely in our capital stock, so long as any borrowings remain outstanding under the credit agreement. Unless we repay borrowings early, we will have borrowings outstanding under our credit facility until December 31, 2005. In addition, we currently do not anticipate paying dividends in the form of our capital stock. Any determination to declare or pay dividends out of funds legally available for that purpose after termination or expiration of the restructuring credit facility will be at the discretion of our board of directors and will depend on our future earnings, results of operations, financial condition, capital requirements, any future contractual restrictions and other factors our board of directors deems relevant.

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

   The consolidated statements of operations information for the period ended September 30, 2002 and 2001 and the consolidated balance sheet information at September 30, 2002 and 2001 reflect our financial position and operating results after the effect of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, such financial information is not comparable to our historical financial information before August 29, 2001.

   Selected financial data for the last six periods is as follows (in thousands of dollars, except per share data):

                                               Successor Company                     Predecessor Company
                                          --------------------------  -------------------------------------------------
                                                         Period from    Period
                                                         August 30,      from
                                           Year Ended      2001 to    October 1,         Year Ended September 30,
                                          September 30, September 30,  2000 to    -------------------------------------
                                              2002          2001      August 29,       2000        1999(2)     1998(3)
                                          ------------- -------------  2001(1)    ----------     ----------  ----------
For the Period:
  Net Sales..............................  $1,297,831     $133,929    $1,418,719  $1,821,231     $1,888,630  $1,783,091
  Operating Income (Loss)................      14,814       (4,234)      (32,372)    (27,822)        47,904      38,939
  Income (Loss) Before Cumulative Effect
   and Extraordinary Item................      16,417       (6,464)     (499,148)    (34,677)       (18,124)     (5,835)
  Net Income (Loss)......................      16,417       (6,464)     (316,340)    (34,677)       (18,124)     (7,834)
Per Share Data:
  Basic Income (Loss) per Share:
   Before Cumulative Effect And
    Extraordinary Item...................  $     1.64     $  (0.65)   $   (15.40) $    (1.07)    $    (0.57) $    (0.24)
   Net Income (Loss).....................        1.64        (0.65)        (9.76)      (1.07)         (0.57)      (0.32)
  Diluted Income (Loss) per Share:
   Before Cumulative Effect And
    Extraordinary Item...................  $     1.64     $  (0.65)   $   (15.40) $    (1.07)    $    (0.57) $    (0.24)
   Net Income (Loss).....................        1.64        (0.65)        (9.76)      (1.07)         (0.57)      (0.32)
  Cash Dividends Declared per Share......          --           --            --          --           0.12        0.12
At Period End:
  Total Assets...........................  $  463,365     $555,783                $1,093,690     $1,280,783  $1,179,800
  Long-term Debt-Net.....................     148,878      226,779                    20,000 (4)    553,577     525,893
  Total Shareholders' Equity.............      98,260       79,657                   318,601        373,424     352,907

--------
(1) Includes fresh start adjustments aggregating $453.2 million and reorganization costs totaling $19.7 million, as more fully described in note 2 to the consolidated financial statements.
(2) Includes the results of Diamond Crystal since November 2, 1998.
(3) Includes the results of Savannah Foods since October 17, 1997, net of minority interest through December 22, 1997.
(4) At September 30, 2000, substantially all of our long-term debt was reclassified to current.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

Overview

   We have made significant progress in de-leveraging our balance sheet and improving our liquidity and our operating results since emerging from bankruptcy in August 2001. A key part of our strategy was the sale of surplus assets (for example, excess real estate and idle factory assets) and certain operating units. During fiscal 2002 we realized $67 million cash from asset sales, including the sale of our King Packaging operation, our Michigan sugarbeet operation and our Worland, Wyoming sugar beet factory. In the first quarter of fiscal 2003 we completed the sales of our Sidney, Montana, Torrington, Wyoming and Hereford, Texas factories and our foodservice business for approximately $34 million and $115 million, respectively. As a result, our total debt has been reduced from $231 million upon our emergence from bankruptcy to $50 million upon our refinancing completed December 31, 2002.

   In connection with our de-leveraging efforts, we have shifted our focus to marketing and distributing our sugar products in core geographic markets in the Southeast, Southwest and West Coast markets.

   The comparability of our financial results are affected by our filing for reorganization under chapter 11 of the Bankruptcy Code on January 16, 2001 and our emergence from bankruptcy. The consolidated balance sheet information at September 30, 2002 and 2001 and the consolidated statements of operations and cash flows for the year ended September 30, 2002 and the period ending September 30, 2001 reflect results after the consummation of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. Our company before and our company after adopting fresh start accounting are different reporting entities and our consolidated financial statements have not been prepared on the same basis.

   We have historically operated in two domestic business segments. Our sugar segment produces and sells refined sugar and related products. Our foodservice segment, which we sold in December 2002, sold and distributed sugar and numerous other products to foodservice customers. The segments were managed separately because each business requires different production techniques and marketing strategies. Please read note 12 to our consolidated financial statements for additional information regarding our reporting segments.

Liquidity and Capital Resources

   We entered into a restructuring credit facility and a receivables securitization facility when we emerged from bankruptcy. These facilities replaced our debtor-in-possession financing agreements which provided for financing during the pendency of our reorganization.

   On December 31, 2002, we entered into a new credit facility with a group of lenders led by Bank of America and General Electric Capital Corporation. The initial funding under the new facility, together with the cash proceeds from the sale of our foodservice operations, was used to repay our senior bank debt under the restructuring credit agreement and repurchase accounts receivable sold under our securitization agreement, which were both terminated. The new facility consists of a $35 million three-year term loan and a $140 million (subject to a borrowing base calculation) three-year revolving credit facility, including a $50 million sub-limit for letters of credit. At closing we had no outstanding borrowings under the revolving credit facility.

   The facility is secured by substantially all of our assets and is guaranteed by all of our subsidiaries. The agreement contains covenants limiting our ability to, among other things:

  .   incur other indebtedness

  .   incur other liens

  .   undergo any fundamental changes

  .   declare or pay dividends

  .   engage in transactions with affiliates

  .   enter into sale and leaseback transactions

  .   change our fiscal periods

  .   enter into mergers or consolidations

  .   sell assets

  .   prepay other debt

   In addition, the agreement requires that, commencing September 30, 2003, we comply with the following:

  . a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA")

  .   a minimum fixed charge coverage ratio

   The facility also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. The Company expects to classify debt under the new credit facility as current, pursuant to Emerging Issues Task Force Issue 95-22.

   Interest on the term loan accrues at LIBOR plus a margin that varies (based on utilization) between 2.75% and 3.50% or at a base rate (the Bank of America prime rate) plus a margin that varies from 0.25% to 1.00%. Interest on revolving credit borrowings accrue at LIBOR plus a margin of 2.25% to 3.00% or the base rate plus a margin of zero to 0.50%.

   Our capital expenditures for the twelve months ended September 30, 2002 were $14.6 million, primarily for environmental, safety and production replacement projects. Capital expenditures in fiscal 2003 are expected to total $20 million, and include productivity and packaging improvements, as well as normal replacement projects.

   Our sugar production operations require seasonal working capital. Following the sale of our Rocky Mountain sugarbeet factories, which had substantial working capital requirements in the first half of our fiscal year, this seasonal requirement is expected to peak during our third fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made. Management believes that the credit facility and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs for at least the next twelve months.

Results of Operations

  Industry Environment

   Our results of operations substantially depend on market factors, including domestic prices for refined sugar and raw cane sugar, the quantity and quality of sugarbeets available to us and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar and the marketing of refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries. Please read "Item 1. Business--Sugar Legislation and Other Market Factors" and "--Competition" and "--Overview of the Sugar Industry."

   Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing. Please read "Item 1. Business--Raw Materials and Processing Requirements."

  Fiscal Year Ended September 30, 2002

   During fiscal 2001 and 2002, we sold a number of business units in order to reduce our leverage. As a result, our consolidated sales, costs and expenses declined significantly during fiscal 2002. The table below shows the effects of these dispositions, and our pro forma net sales, costs of sales and gross margin (before depreciation) as if all these transactions had occurred on October 1, 2000 (in millions of dollars). This presentation does not include the effects of the sales in first quarter fiscal 2003 of our foodservice business and our Rocky Mountain beet factories.

                            Twelve Months Ended September 30, 2002
              ------------------------------------------------------------------
                       Food Service      Sugar               Pro Forma
                 As      Business      Business    -----------------------------
              Reported Units Sold(1) Units Sold(2) Foodservice  Sugar    Total
              -------- ------------- ------------- ----------- -------- --------
Net Sales.... $1,297.8     $ 4.7        $  1.3       $300.1    $  991.7 $1,291.8
Cost of Sales  1,196.5       3.3           1.2        266.6       925.4  1,192.0
              --------     -----        ------       ------    -------- --------
Gross Margin.    101.3       1.4           0.1         33.5        66.3     99.8

                            Twelve Months Ended September 30, 2001
              ------------------------------------------------------------------
                       Food Service      Sugar               Pro Forma
                 As      Business      Business    -----------------------------
              Reported Units Sold(1) Units Sold(2) Foodservice  Sugar    Total
              -------- ------------- ------------- ----------- -------- --------
Net Sales.... $1,552.6     $60.6        $187.9       $296.1    $1,008.0 $1,304.1
Cost of Sales  1,464.5      43.2         179.1        266.7       975.5  1,242.2
              --------     -----        ------       ------    -------- --------
Gross Margin.     88.1      17.4           8.8         29.4        32.5     61.9

--------
(1) Includes the results of King Packaging sold in December 2001 and the nutritional products business sold in April 2001.
(2) Includes the results of Michigan Sugar Company sold in February 2002 and our Worland, Wyoming factory sold in June 2002. These facilities were each leased to their respective buyers in fiscal 2002 prior to sale.

   Pro forma net sales decreased $12.3 million or 0.9% in fiscal 2002 as lower sales volume in the sugar segment resulting primarily from the closure of two Northern California beet factories in fiscal 2001 more than offset a 10% increase in sugar prices. Sugar prices in fiscal 2001 were depressed by a significant oversupply resulting from consecutive large domestic sugarbeet crops which outstripped the USDA's ability to maintain price supports at higher levels. Smaller domestic crops and certain USDA actions, including implementation of PIK programs, led to higher refined prices in fiscal 2002. These factors and additional regulatory authority provided under the new Farm Bill are expected to continue the trend of firmer prices in fiscal 2003. Pro forma foodservice revenues remained relatively unchanged as higher volumes and sugar prices were offset by somewhat lower non-sugar prices.

   Pro forma gross margin as a percent of sales increased from 4.7% in 2001 to 7.7% in 2002, principally as a result of improved margins on sugar products sold both in the sugar and foodservice segments. Refined sugar prices increased more than raw cane sugar costs during fiscal 2002, improving margins. Sugarbeet costs increased proportionately with refined prices due to the provision for sharing in net sales prices in our contracts with the growers. Additionally, reductions in manufacturing costs, including lower energy costs, added to margin improvements.

   Included in the pro forma presentation above are net sales of $219 million and cost of sales of $180 million related to our foodservice division and our Rocky Mountain beet factories, which were sold in the first quarter of fiscal 2003. Had these sales, as well as ones described above, all occurred at the beginning of fiscal 2002, pro forma net sales, cost of sales and gross margin for fiscal 2002 would have been $1,073 million, $1,012 million and $61 million, respectively.

   Selling, general and administrative expense declined $6.5 million in fiscal 2002 compared to the combined amount for the period ended August 29, 2001 and the period ended September 30, 2001, principally as a result of reductions in selling and administrative cost from sale of business units, as well as ongoing cost savings initiatives. Additionally, the 2001 amounts include $3.2 million of costs incurred in connection with, but prior to, filing a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, while the 2002 totals include $1.6 million of trailing bankruptcy costs. Costs incurred during the pendency of the bankruptcy case last year are reported separately as reorganization costs. Also included in the fiscal 2002 amounts are $5.5 million of consulting and personnel related costs incurred in connection with the rationalization of our businesses and restructuring of our capital requirements, which we do not expect will recur in fiscal 2003. We experienced higher pension costs affecting both manufacturing cost and administrative expense in 2002, as a result of both fresh start accounting and investment losses in the pension trust accounts. We expect this trend of increased pension costs to continue. In addition, absent significant gains in the trust assets, we expect our annual required cash pension contributions to increase by approximately $10 million beginning in fiscal 2004. As a result of the sales of business units we expect that selling, general and administrative expenses will decline by at least $9 million in fiscal 2003.

   In December 2002, we ceased refining operations at our Sugar Land, Texas refinery and expect to reduce our staffing levels by approximately 325 persons. We intend to continue to package and distribute products at the Sugar Land facility. We expect to record a charge related primarily to severance costs, in fiscal 2003; the amount of this charge will be determined by negotiations with labor unions currently in progress.

   Depreciation and amortization decreased during fiscal 2002 due to the application of fresh start accounting and the disposition of assets.

   Interest expense declined during 2002 as a result of lower market interest rates and lower borrowings levels resulting both from the sale of business units and the restructuring of our debt in bankruptcy. The margin of our borrowing rates over market interest rates under our senior bank credit agreement, which was repaid in December 2002, were increased under amendments executed during fiscal 2002. As a result of our repaying the senior bank debt in December 2002, we received a refund of $2.1 million of interest which had been charged to expense in fiscal 2002. We will reduce interest expense in fiscal 2003 by this refund.

  Period from October 1, 2000 to August 29, 2001 and
  Period from August 30, 2001 to September 30, 2001

   Net sales combined for the period ended August 29, 2001 and the period ended September 30, 2001 are approximately 15% lower than net sales for fiscal 2000. The primary reasons for the decrease were lower sales prices for sugar, lower sugar sales volumes and lower non-sugar volumes, partially offset by higher non-sugar sales prices. Sugar sales prices and volumes in both our sugar and foodservice segments were negatively impacted by increased supplies of refined sugar in the market following two years of record domestic sugarbeet crops. Volumes were also lower as a result of our decision to cease beet sugar production at our two northern California sugarbeet factories in December 2000. Non-sugar volumes in our foodservice segment were reduced when we sold our nutritional products business in April 2001, resulting in $16 million of the decrease in revenues.

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

   Imperial Sugar, as well as most of the domestic sugar industry, experienced a very difficult operating environment during 2001. Following a period of expansion in acreage planted in sugarbeets, the rate of which has exceeded growth in domestic demand for refined sugar, two consecutive large domestic sugarbeet crops in the fall of 1999 and the fall of 2000, produced a significant oversupply of refined sugar. The market reacted accordingly, and prices for refined bulk sugar fell to fifteen-year lows, with published industry prices declining over 20% in fiscal 2000. The largest cane sugar crop in history, again due to acreage expansion as well as the development of higher yielding cane varieties, caused the market price for domestic and quota-eligible foreign raw cane sugar to fall over 15%, also to fifteen-year lows.

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

   Selling, general and administrative costs combined for the period ended August 29, 2001 and the period ended September 30, 2001 are approximately 11% lower than for fiscal 2000, as a result of cost cutting initiatives implemented over the past year, as well as the sale of our nutritional business in April 2001. Selling, general and administrative costs for the period ending August 29, 2001 includes a $1.2 million severance charge incurred in connection with a reduction in force, and $3.2 million of costs incurred prior to January 16, 2001 relating to our preparation to file for bankruptcy protection. Costs related to the reorganization, primarily legal and professional fees and a retention compensation plan, during the pendancy of our reorganization are identified separately in our consolidated statements of operations as "Reorganization Costs."

   Interest expense combined for the period ended August 29, 2001 and the period ended September 30, 2001 was substantially less than the year earlier period as we ceased accruing interest on our $250 million 9/ 3//4% Senior Subordinated Notes due 2007, effective with filing our bankruptcy petition on January 16, 2001. This debt was converted to equity under our plan of reorganization. Additionally, lower market interest rates were offset by higher interest margins required by our debtor-in-possession financing arrangements and somewhat higher borrowing levels.

   We sold our nutritional products business in April 2001, reporting a $2.2 million gain, and we sold our California limestone quarry in September 2001 for a $0.7 million gain.

   As a result of our reorganization, we had an extraordinary gain from settling liabilities for a combination of cash, equity and deferred payments. Additionally, the fresh start accounting provisions of SOP 90-7 resulted in net write-downs of assets, including goodwill, totaling $453 million. These items are more fully discussed in note 2 to our consolidated financial statements.

New Accounting Standards

   The Financial Accounting Standards Board ("FASB") has issued a number of new accounting standards discussed in note 1 to the consolidated financial statements. These standards, which become effective in fiscal 2003, establish additional accounting and disclosure requirements. Management has evaluated, as described in note 1 to the consolidated financial statements, what effects such requirements will have on our consolidated financial statements.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We expect to apply SFAS 144 to the sale of our foodservice business and the sale of our Sidney, Torrington and Hereford sugarbeet factories in fiscal 2003, and report such operations' revenues and costs in results of discontinued operations. We expect to report a gain on sales in excess of $50 million.

   In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145") which, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company will adopt SFAS 145 in fiscal 2003 and expects to reclassify the previously reported extraordinary item.

   In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

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

   The information in the table below presents our domestic and world raw sugar futures positions outstanding as of September 30, 2002. Our world sugar option positions are not material to our consolidated financial position, results of operations or cash flows.

                                                    Expected    Expected
                                                    Maturity    Maturity
                                                   Fiscal 2003 Fiscal 2004
                                                   ----------- -----------
      Domestic Futures Contracts (long positions):
      Contract Volumes (cwt.).....................   1,543,360     48,160
      Weighted Average Contract Price (per cwt.).. $     21.23 $    20.76
      Contract Amount............................. $32,771,000 $1,000,000
      Weighted Average Fair Value (per cwt.)...... $     21.89 $    21.55
      Fair Value.................................. $33,784,000 $1,038,000

                                                         Expected
                                                         Maturity
                                                        Fiscal 2003
                                                        -----------
             World Futures Contracts (long positions):
             Contract Volumes (cwt.)...................  1,389,920
             Weighted Average Contract Price (per cwt.) $     5.95
             Contract Amount........................... $8,265,000
             Weighted Average Fair Value (per cwt.).... $     6.15
             Fair Value................................ $8,553,000

             World Futures Contracts (short positions):
             Contract Volumes (cwt.)................... $  303,520
             Weighted Average Contract Price (per cwt.) $     6.13
             Contract Amount........................... $1,860,229
             Weighted Average Fair Value (per cwt.).... $     6.44
             Fair Value................................ $1,954,669

   The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At September 30, 2001, our domestic futures position was a net long position of 1.9 million cwt. at an average contract price of $21.42 and an average fair value price of $21.17. Our world futures position at September 30, 2001 was a net long position of 1.7 million cwt. at an average contract price of $7.63 and an average fair market value of $6.62.

   The information in the table below presents our natural gas futures and options positions outstanding as of September 30, 2002.

                                                           Expected
                                                           Maturity
                                                          Fiscal 2003
                                                          -----------
          Futures Contracts (long positions):
          Contract Volumes (mmbtu).......................  1,650,000
          Weighted Average Contract Price (per mmbtu).... $     3.87
          Contract Amount................................ $6,385,000
          Weighted Average Fair Value (per mmbtu)........ $     3.94
          Fair Value..................................... $6,507,900

          Natural Gas Option Contracts (long positions):
          Contract Volumes...............................  3,050,000
          Weighted Average Strike Price.................. $     3.62
          Contract Amount................................ $1,479,498
          Fair Value..................................... $2,170,250

          Natural Gas Option Contracts (short positions):
          Contract Volumes...............................  1,050,000
          Weighted Average Strike Price.................. $     4.02
          Contract Amount................................ $  635,996
          Fair Value..................................... $  402,000

   At September 30, 2001, our natural gas futures position was a long position of 14.4 million mmbtu's with an average contract price of $3.18 and an average fair value price of $2.95.

   We have material amounts of debt with interest rates that float with market rates, exposing us to interest rate risk. We have attempted to reduce this risk by entering into interest rate swap agreements for a portion of this floating rate debt. In connection with the refinancing of our senior bank debt, we terminated our interest rate swap agreements in December 2002. We expect to enter into new interest rate swap agreements in fiscal 2003.

   The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations at September 30, 2002 and 2001, respectively. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the treasury yield curve at the reporting date.

                                   Expected Maturity Date at September 30, 2002
                                         Fiscal Year Ending September 30,
                          -------------------------------------------------------------
                                                                                  Fair
                           2003   2004    2005   2006   2007  Thereafter  Total   Value
                          -----  ------  -----  -----  -----  ---------- ------  ------
                                             (In millions of dollars)
Liabilities
Long-term debt:
   Fixed rate debt....... $ 1.6  $  1.8  $ 2.0  $ 2.3  $ 2.6     $2.2    $ 12.5  $ 12.5
   Average interest rate.  12.0%   12.0%  12.0%  12.0%  12.0%     8.1%     11.3%
   Variable rate debt.... $ 5.1  $ 33.5  $72.5  $25.6  $ 5.0     $1.5    $143.2  $143.2
   Average interest rate.  14.5%    8.7%   9.0%  10.0%  10.2%     7.6%      9.3%
Interest Rate Derivatives
   Interest rate swaps:
   Variable to fixed..... $83.0  $(41.8) $41.3  $ 8.0     --       --    $ 90.5  $ (3.6)
   Average pay rate......   6.0%    6.0%   6.0%   6.0%    --       --       6.0%
   Average receive rate..   1.8%    2.1%   2.6%   2.9%    --       --       2.1%

                                   Expected Maturity Date at September 30, 2001
                                         Fiscal Year Ending September 30,
                          -------------------------------------------------------------
                                                                                  Fair
                           2002   2003   2004    2005   2006  Thereafter  Total   Value
                          -----  -----  ------  -----  -----  ---------- ------  ------
                                             (In millions of dollars)
Liabilities
Long-term debt:
   Fixed rate debt....... $ 0.8  $ 1.6  $  1.9  $ 2.2  $ 5.1    $20.1    $ 31.7  $ 31.7
   Average interest rate.  12.0%  12.0%   12.0%  12.0%  12.0%     6.4%      8.5%
   Variable rate debt.... $ 2.9  $ 5.9  $ 67.1  $84.1  $29.7    $ 9.1    $198.8  $198.8
   Average interest rate.   7.3%   7.8%    9.3%   8.9%   9.9%     9.2%      9.2%
Interest Rate Derivatives
Interest rate swaps:
   Variable to fixed..... $17.2  $83.0  $(41.8) $41.3  $ 8.0       --    $107.7  $ (4.8)
   Average pay rate......   6.0%   6.0%    6.0%   6.0%   6.0%      --       6.0%
   Average receive rate..   5.7%   6.1%    6.5%   6.8%   7.1%      --       6.3%

ITEM 8.  Financial Statements and Supplementary Data.

   See the index of financial statements and financial statement schedules under "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

   Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

                                                                                  Earnings Per Share
                                                                           --------------------------------------
                                                  Income Before              Income Before
                                                   Cumulative              Cumulative Effect and
                                                   Effect and      Net     Extraordinary Item    Net Income (Loss)
                                   Net     Gross  Extraordinary   Income   --------------------  ----------------
                                  Sales   Margins     Items       (Loss)    Basic     Diluted     Basic   Diluted
                                 -------- ------- ------------- ---------   -------   -------    ------   -------
Successor Company
Fiscal Year Ended
  September 30, 2002:
   December 31, 2001............ $322,268 $22,021   $    (839)  $    (839) $ (0.08)   $ (0.08)   $(0.08)  $(0.08)
   March 31, 2002(1)............  306,402  26,247      14,294      14,294     1.43       1.41      1.43     1.41
   June 30, 2002................  319,854  24,559       2,786       2,786     0.28       0.28      0.28     0.28
   September 30, 2002(2)........  349,307  28,459         176         176     0.01       0.01      0.01     0.01
Period from August 30, 2001 to
 September 30, 2001............. $133,929 $ 3,026   $  (6,464)  $  (6,464) $ (0.65)   $ (0.65)   $(0.65)  $(0.65)
Predecessor Company
Period from October 1, 2000 to
 August 29, 2001:
   December 31, 2000............ $428,462 $31,222   $ (12,659)  $ (10,307) $ (0.39)   $ (0.39)   $(0.32)  $(0.32)
   March 31, 2001(3)............  372,586  22,724     (15,176)    (15,176)   (0.47)     (0.47)    (0.47)   (0.47)
   June 30, 2001(4).............  372,274  22,020     (14,098)    (14,098)   (0.43)     (0.43)    (0.43)   (0.43)
   Period from July 1, 2001 to
    August 29, 2001(5)..........  245,397   9,206    (457,215)   (276,759)  (14.11)    (14.11)    (8.54)   (8.54)

   There were no cash dividends for any of the last eight fiscal quarters.
--------
(1) Includes a gain on sale of assets of $13.9 million.
(2) Includes a $3.9 million change in estimate of the effective annual tax rate due to finalization of tax gain on sale of subsidiaries.
(3) Includes reorganization costs of $4.2 million and a gain on sale of the nutritional products business of $2.2 million.
(4) Includes reorganization costs of $3.5 million.
(5) Includes fresh start adjustments of $453.2 million and reorganization costs of $12.0 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

ITEM 13.  Certain Relationships and Related Transactions

   Information regarding Imperial Sugar's executive officers is included in
Part I of this report. The other information required by Items 10, 11, 12 and 13 will be included in our definitive proxy statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2002, and is incorporated in this report by reference.

                                    PART IV

ITEM 14.  Controls and Procedures

   Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was made known to them. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1)  Financial Statements.

Item                                                                                                  Page
----                                                                                                  ----
Independent Auditors' Report......................................................................... F-1
Consolidated Financial Statements:
   Consolidated Balance Sheets at September 30, 2002 and 2001........................................ F-2
   Consolidated Statements of Operations for the year ended September 30, 2002, for the period from
     August 30, 2001 to September 30, 2001 (Successor Company) and for the period from October 1,
     2000 to August 29, 2001 and the year ended September 30, 2000 (Predecessor Company)............. F-3
   Consolidated Statements of Changes in Shareholders' Equity for the year ended September 30, 2002, for the period from August 30, 2001 to September 30, 2001 (Successor Company) and for the
     period from October 1, 2000 to August 29, 2001 and the year ended September 30, 2000
     (Predecessor Company)........................................................................... F-4
   Consolidated Statements of Cash Flow for the year ended September 30, 2002, for the period from
     August 30, 2001 to September 30, 2001 (Successor Company) and for the period from October 1,
     2000 to August 29, 2001 and the year ended September 30, 2000 (Predecessor Company)............. F-5
   Notes to Consolidated Financial Statements........................................................ F-6

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

   *3(a)(1)   Amended and Restated Articles of Incorporation of Reorganized Imperial Sugar (previously filed as an Exhibit to Imperial Sugar's Current Report on Form 8-K dated September 12, 2001
              (File No. 001-10307) and incorporated herein by reference).

    3(a)(2)   Articles of Amendment dated February 28, 2002, to the Amended and Restated Articles of
              Incorporation.

   *3(b)      Amended and Restated By-Laws of Reorganized Imperial Sugar (previously filed as an Exhibit to
              Imperial Sugar's Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

              The Company is a party to several long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4 (iii) (A) of Item 601 (b) of Regulation S-K, the Company
              agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

    4(a)      Rights Agreement dated as of December 31, 2002 between the Company and The Bank of New York.

    4(b)      Credit Agreement dated as of December 31, 2002 among the financial institutions named therein, as lenders, Bank of America, N.A., as administrative agent, and Imperial Sugar Company.

   *4(c)      Warrant Agreement dated as of August 28, 2001 between Imperial Sugar Company and The Bank of
              New York, as warrant agent (previously filed as an Exhibit to Imperial Sugar's Current Report on
              Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

   *4(d)      Registration Rights Agreement dated as of August 28, 2001, by and among Imperial Sugar Company and the parties listed on the signature page thereto (previously filed as Exhibit 4(d) to Imperial
              Sugar's Annual Report on Form 10-K for the year ended September 30, 2001 (" the 2001 Form
              10-K") and incorporated herein by reference).

   Exhibits 10(a) through 10(f) relate to management contracts or compensatory plans.

  *10(a)(1)   Specimen of Employment Agreement (Form A) for certain of Imperial Sugar's officers (previously filed as Exhibit 10(a)(1) to the 2001 Form 10-K and incorporated herein by reference).

  *10(a)(2)   Specimen of Employment Agreement (Form B) for certain of Imperial Sugar's officers (previously filed as Exhibit 10(a)(2) to the 2001 Form 10-K and incorporated herein by reference).

   10(a)(3)   Specimen of Employment Agreement (Form C) for certain of Imperial Sugar's officers.

Exhibit
  No.                                                 Document
-------                                               --------

  10(a)(4) Schedule of Employment Agreements.

  10(a)(5) Specimen of Change in Control and Severance Agreement for certain of Imperial Sugar's officers.

  10(a)(6) Schedule of Change in Control and Severance Agreements.

 10(a)(7) Specimen of Change in Control Agreement for certain of Imperial Sugar's officers.

 10(a)(8) Schedule of Change in Control Agreements.

*10(b)(1) Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1,
          1994) (previously filed as Exhibit 10(b)(1) to Imperial Sugar's Quarterly Report on Form 10-Q for
          the quarter ended June 30, 1994 ("the September 1994 Form 10-Q") and incorporated herein by reference).

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

*10(c)(2) Specimen of Imperial Sugar's Benefit Restoration Agreement entered into with W.F. Schwer
          (previously filed as Exhibit 10(c)(2) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(d)    Imperial Holly Corporation Retirement Plan For Nonemployee Directors (previously filed as
          Exhibit 10(j) to Imperial Sugar's Annual Report on Form 10-K for the year ended September 30,
          1994 and incorporated herein by reference).

*10(e)    Long-Term Incentive Plan of Reorganized Imperial Sugar Company (previously filed as Exhibit
          10(f) to the 2001 Form 10-K and incorporated herein by reference).

*10(f)    Independent Consulting Agreement with Robert J. McLaughlin dated October 22, 2001 (previously filed as Exhibit 10(g) to the 2001 Form 10-K and incorporated herein by reference).

 10(g)    Stock Purchase Agreement, dated as of December 30, 2002, by and between Imperial Sugar
          Company and Hormel Foods Corporation.

 21       Subsidiaries of Imperial Sugar Company.

   (b)  Reports on Form 8-K.

  . The Company filed a current report on Form 8-K on July 2, 2002, in connection with amendments to its Restructuring Credit Agreement and its Receivable Funding Agreement.

  . The Company filed a current report on Form 8-K on August 13, 2002, in connection with the furnishing to the SEC of the certifications by the Company's Chief Executive Officer and Chief Financial Officer pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 and Order No. 4-460 of the SEC dated June 27, 2002.

  . The Company filed a current report on Form 8-K on August 30, 2002 in connection with the appointment of Mr. Swank as Executive Vice President and Chief Financial Officer.

  . The Company filed a current report on Form 8-K on October 15, 2002 in connection with the sale of its Sidney, Montana, Torrington, Wyoming and Hereford, Texas beet processing facilities.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2002.

                                              IMPERIAL SUGAR COMPANY

                                              By:     /s/  ROBERT A. PEISER
                                                  -----------------------------
                                                        Robert A. Peiser
                                                  President and Chief Executive
                                                             Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 31, 2002.

          Signature                          Title
          ---------                          -----

    /s/  ROBERT A. PEISER      Director, President and Chief
-----------------------------    Executive
      Robert A. Peiser           Officer (Principal
                                 Executive Officer)

    /s/  DARRELL D. SWANK      Executive Vice President and
-----------------------------    Chief Financial Officer
      Darrell D. Swank           (Principal Financial
                                 Officer)

      /s/  H.P. MECHLER        Vice
-----------------------------    President-Accounting (Principal
        H.P. Mechler             Accounting Officer)

  /s/  ROBERT J. MCLAUGHLIN    Chairman of the Board of
-----------------------------    Directors
    Robert J. McLaughlin

   /s/  CURTIS G. ANDERSON     Director
-----------------------------
     Curtis G. Anderson

    /s/  GAYLORD O. COAN       Director
-----------------------------
       Gaylord O. Coan

    /s/  JAMES J. GAFFNEY      Director
-----------------------------
      James J. Gaffney

    /s/  YVES-ANDRE ISTEL      Director
-----------------------------
      Yves-Andre Istel

  /s/  JAMES A. SCHLINDWEIN    Director
-----------------------------
    James A. Schlindwein

    /s/  JOHN K. SWEENEY       Director
-----------------------------
       John K. Sweeney

                                 CERTIFICATION

I, Robert A. Peiser, certify that:

1. I have reviewed this annual report on Form 10-K of Imperial Sugar Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 31, 2002        By:      /s/  ROBERT A. PEISER
                               ------------------------------------
                                         Robert A. Peiser
                               President and Chief Executive Officer

                                 CERTIFICATION

I, Darrell D. Swank, certify that:

1. I have reviewed this annual report on Form 10-K of Imperial Sugar Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 31, 2002        By:     /s/  DARRELL D. SWANK
                               -----------------------------
                                     Darrell D. Swank
                               Executive Vice President and
                                  Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Imperial Sugar Company
Sugar Land, Texas

   We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the "Company") as of September 30,2002 and 2001 (Successor Company balance sheet) and the related consolidated statements of operations, shareholders' equity and cash flow for the year ended September 30, 2002 and the period from August 30, 2001 to September 30, 2001 (Successor Company operations), the period from October 1, 2000 to August 29, 2001, and the year ended September 30, 2000 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   As discussed in Note 2 to the consolidated financial statements, on January 16, 2001, the Company and substantially all of its subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code from which it emerged on August 29, 2001. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

   In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended September 30, 2002 and the period from August 30, 2001 to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from October 1, 2000 to August 29, 2001, and the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
December 31, 2002

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,
                                                                                      ------------------------
                                                                                        2002         2001
                                                                                       --------     --------
                                                                                      (In Thousands of Dollars)
                                       ASSETS
CURRENT ASSETS:
 Cash and temporary investments...................................................... $  5,918     $  7,331
 Marketable securities...............................................................    2,907        2,770
 Accounts receivable, net............................................................   23,687       17,768
 Notes receivable--securitization affiliate (Note 4).................................    9,857       12,605
 Inventories:
   Finished products.................................................................   98,637       82,466
   Raw and in-process materials......................................................   40,838       52,826
   Supplies..........................................................................   17,767       36,457
 Deferred costs & prepaid expenses...................................................   24,090       38,364
                                                                                       --------     --------
     Total current assets............................................................  223,701      250,587
INVESTMENT IN SECURITIZATION AFFILIATE (Note 4)......................................   13,895       19,933
OTHER INVESTMENTS....................................................................   14,280        4,293
PROPERTY, PLANT AND EQUIPMENT--Net...................................................  206,719      275,453
OTHER ASSETS.........................................................................    4,770        5,517
                                                                                       --------     --------
     TOTAL........................................................................... $463,365     $555,783
                                                                                       ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable--trade............................................................. $ 67,140     $ 81,514
 Short-term borrowings...............................................................    3,445          532
 Current maturities of long-term debt (Note 7).......................................    6,844        3,746
 Other current liabilities...........................................................   62,499       77,142
                                                                                       --------     --------
     Total current liabilities.......................................................  139,928      162,934
                                                                                       --------     --------
LONG-TERM DEBT--Net of current maturities (Note 7)...................................  148,878      226,779
DEFERRED INCOME TAXES--Net (Note 8)..................................................       --           --
DEFERRED EMPLOYEE BENEFITS...........................................................   76,299       86,413
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
 Preferred stock, without par value, issuable in series; 5,000,000 shares authorized,
   none issued.......................................................................       --           --
 Common stock, without par value; 50,000,000 shares authorized.......................   95,316       90,000
 Retained earnings (accumulated deficit).............................................    9,953       (6,464)
 Accumulated other comprehensive (loss)..............................................   (7,009)      (3,879)
                                                                                       --------     --------
     Total shareholders' equity......................................................   98,260       79,657
                                                                                       --------     --------
     TOTAL........................................................................... $463,365     $555,783
                                                                                       ========     ========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Successor Company             Predecessor Company
                                            ------------------------------  ----------------------------
                                                             Period from    Period from
                                                             August 30,     October 1,
                                             Year Ended        2001 to        2000 to       Year Ended
                                            September 30,   September 30,   August 29,     September 30,
                                                2002            2001           2001            2000
                                            -------------   -------------   -----------    -------------
                                            (In Thousands of Dollars, Except Share and Per Share Amounts)
NET SALES..................................  $ 1,297,831     $   133,929    $ 1,418,719     $ 1,821,231
                                             -----------     -----------     -----------    -----------
COSTS AND EXPENSES:
 Cost of sales.............................    1,196,545         130,903      1,333,547       1,682,529
 Selling, general and administrative.......       64,138           4,788         65,879          80,588
 Asset impairment and other charges (Note
   15).....................................           --              --             --          27,541
 Discount on receivables sold..............        3,629             841          5,978           6,416
 Depreciation and amortization.............       18,705           1,631         45,687          51,979
                                             -----------     -----------     -----------    -----------
     Total.................................    1,283,017         138,163      1,451,091       1,849,053
                                             -----------     -----------     -----------    -----------
   OPERATING INCOME (LOSS).................       14,814          (4,234)       (32,372)        (27,822)
INTEREST EXPENSE...........................      (22,288)         (2,551)       (32,658)        (56,656)
REORGANIZATION COSTS.......................           --              --        (19,716)             --
FRESH START ADJUSTMENTS....................           --              --       (453,188)             --
REALIZED SECURITIES GAINS--Net.............           72              --             --          35,874
GAIN/(LOSS) ON SALE OF ASSETS..............       26,523              --          4,309            (343)
CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS...............................        1,236            (901)        (8,465)             --
OTHER INCOME--Net..........................        1,376           1,222          4,240           1,297
                                             -----------     -----------     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES..........       21,733          (6,464)      (537,850)        (47,650)
PROVISION (CREDIT) FOR INCOME
  TAXES....................................        5,316               0        (38,702)        (12,973)
                                             -----------     -----------     -----------    -----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES AND EXTRAORDINARY
  ITEM.....................................       16,417          (6,464)      (499,148)        (34,677)
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE--NET OF TAX.......................           --              --          2,352              --
EXTRAORDINARY ITEM--NET OF TAX.............           --              --        180,456              --
                                             -----------     -----------     -----------    -----------
NET INCOME (LOSS)..........................  $    16,417     $    (6,464)   $  (316,340)    $   (34,677)
                                             ===========     ===========     ===========    ===========
BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE OF COMMON STOCK:
 Income (loss) before cumulative effect and
   extraordinary item......................  $      1.64     $     (0.65)   $    (15.40)    $     (1.07)
 Net income (loss).........................  $      1.64     $     (0.65)   $     (9.76)    $     (1.07)
WEIGHTED AVERAGE SHARES
  OUTSTANDING..............................   10,000,000      10,000,000     32,409,074      32,293,759
                                             ===========     ===========     ===========    ===========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                           Shares of Common Stock               Common Stock
                                     ---------------------------------  ----------------------------              Accumulated
                                                   Held by                         Held by                           Other
                                                   Benefit   Treasury              Benefit  Treasury   Retained  Comprehensive
                                        Issued      Trust     Stock       Amount    Trust    Stock     Earnings     Income
                                     -----------  --------  ----------  ---------  -------  --------  ---------  -------------
                                                                                            (in thousands of dollars)
Predecessor Company
BALANCE September 30, 1999..........  33,524,166  (684,971)   (635,279) $ 309,847  $(8,208) $ (7,611) $  58,191    $ 21,205
Comprehensive income:
 Net loss...........................          --        --          --         --       --        --    (34,677)         --
 Change in unrealized securities
  gains--net of $11,152,000
  tax...............................          --        --          --         --       --        --         --     (20,711)
Total comprehensive income..........
Stock transferred from benefit
 trust..............................          --   684,971    (684,971)        --    8,208    (8,208)        --          --
Restricted shares withheld..........          --        --     (25,569)        --       --       (40)        --          --
Employee stock plans................     109,906        --          --        214       --        --         --          --
Nonemployee director compensation
 plan...............................      91,212        --          --        391       --        --         --          --
                                     -----------  --------  ----------  ---------  -------  --------  ---------    --------
BALANCE September 30, 2000..........  33,725,284        --  (1,345,819)   310,452       --   (15,859)    23,514         494
Comprehensive income:
 Net loss...........................          --        --          --         --       --             (316,340)         --
 Change in unrealized securities
  gains--net of $207,000 tax........          --        --          --         --       --        --         --         385
Cumulative effect of accounting
 change; net of $4,151,000 of
 income tax.........................          --        --          --         --       --        --         --       7,707
Change in derivative fair value, net
 of $6,541,000 of income tax........          --        --          --         --       --        --         --     (12,148)
Recognition of deferred gains in net
 income, net of $3,118,000 of
 income tax.........................          --        --          --         --       --        --         --      (5,791)

Total comprehensive income..........          --        --          --         --       --        --         --
Employee stock plans................      32,903        --          --         35       --        --         --          --
Reorganization adjustments.......... (33,758,187)       --   1,345,819   (310,487)      --    15,859    292,826       9,353
                                     -----------  --------  ----------  ---------  -------  --------  ---------    --------
BALANCE August 29, 2001.............           0        --           0  $       0  $    --  $      0  $       0    $      0
                                     ===========  ========  ==========  =========  =======  ========  =========    ========
-------------------------------------------------------------------------------------------------------------------------------
Successor Company
Stock issued in reorganization......  10,000,000                        $  90,000
                                     -----------                        ---------
Comprehensive income:
 Net Loss...........................          --                               --                     $  (6,464)
 Change in unrealized securities
  gains.............................          --                               --                            --    $      9
 Change in derivative fair value....          --                               --                            --      (3,888)
Total comprehensive income..........
                                     -----------                        ---------                     ---------    --------
BALANCE September 30, 2001..........  10,000,000                           90,000                        (6,464)     (3,879)
Comprehensive income:
 Net income.........................          --                               --                        16,417
 Tax benefit realized from net
  operating loss carryforwards......          --                            5,316                            --          --
 Change in unrealized securities
  gains.............................          --                               --                            --          48
 Change in derivative fair value....          --                               --                            --      13,440
 Recognition of deferred gains in
  net income........................          --                               --                            --      (5,278)
 Change in minimum pension
  liability.........................          --                               --                            --     (11,340)
Total comprehensive Income..........
                                     -----------                        ---------                     ---------    --------
BALANCE September 30, 2002..........  10,000,000                        $  95,316                     $   9,953    $ (7,009)
                                     ===========                        =========                     =========    ========



                                       Total
                                     ---------
Predecessor Company
BALANCE September 30, 1999.......... $ 373,424
Comprehensive income:
 Net loss...........................   (34,677)
 Change in unrealized securities
  gains--net of $11,152,000
  tax...............................   (20,711)
                                     ---------
Total comprehensive income..........   (55,388)
Stock transferred from benefit
 trust..............................        --
Restricted shares withheld..........       (40)
Employee stock plans................       214
Nonemployee director compensation
 plan...............................       391
                                     ---------
BALANCE September 30, 2000..........   318,601
Comprehensive income:
 Net loss...........................  (316,340)
 Change in unrealized securities
  gains--net of $207,000 tax........       385
Cumulative effect of accounting
 change; net of $4,151,000 of
 income tax.........................     7,707
Change in derivative fair value, net
 of $6,541,000 of income tax........   (12,148)
Recognition of deferred gains in net
 income, net of $3,118,000 of
 income tax.........................    (5,791)
                                     ---------
Total comprehensive income..........  (326,187)
Employee stock plans................        35
Reorganization adjustments..........     7,551
                                     ---------
BALANCE August 29, 2001............. $       0
                                     =========
-----------------------------------------------
Successor Company
Stock issued in reorganization...... $  90,000
                                     ---------
Comprehensive income:
 Net Loss...........................    (6,464)
 Change in unrealized securities
  gains.............................         9
 Change in derivative fair value....    (3,888)
                                     ---------
Total comprehensive income..........   (10,343)
                                     ---------
BALANCE September 30, 2001..........    79,657
Comprehensive income:
 Net income.........................    16,417
 Tax benefit realized from net
  operating loss carryforwards......     5,316
 Change in unrealized securities
  gains.............................        48
 Change in derivative fair value....    13,440
 Recognition of deferred gains in
  net income........................    (5,278)
 Change in minimum pension
  liability.........................   (11,340)
                                     ---------
Total comprehensive Income..........    18,603
                                     ---------
BALANCE September 30, 2002.......... $  98,260
                                     =========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                         Successor Company         Predecessor Company
                                                                    --------------------------  ------------------------
                                                                                   Period from  Period from
                                                                                   August 30,   October 1,
                                                                     Year Ended      2001 to      2000 to    Year Ended
                                                                    September 30, September 30, August 29,  September 30,
                                                                        2002          2001         2001         2000
                                                                    ------------- ------------- ----------- -------------
                                                                                  (In Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income (loss)................................................   $ 16,417      $ (6,464)    $(316,340)   $(34,677)
  Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting changes.........................         --            --        (2,352)         --
   Fresh start adjustments.........................................         --            --       453,188          --
   Extraordinary item--net.........................................         --            --      (180,456)         --
   Impairment loss.................................................         --            --            --      16,066
   Reclassification adjustment from accumulated income to net
    income.........................................................     (5,278)           --        (9,074)         --
   Cash settlement of derivatives..................................     10,878        (5,982)      (16,757)         --
   Change in fair value of interest rate swaps.....................     (1,236)          901         7,540          --
   Depreciation and amortization...................................     18,705         1,631        45,687      51,979
   Loss (gain) on sale of assets...................................    (26,523)           --        (4,309)        343
   (Gain) on sale of securities....................................        (72)           --            --     (35,874)
   Deferred income taxes...........................................      5,316            --       (17,402)    (12,623)
   Other...........................................................      3,118        (1,116)        5,103       3,608
  Changes in operating assets and liabilities (excluding operating assets and liabilities sold in dispositions):
   Accounts receivables............................................      7,456         9,122        30,636       1,080
   Inventories.....................................................     (6,013)       15,520         1,117      26,871
   Deferred costs and prepaid expenses.............................        607          (310)        5,374      (6,541)
   Accounts payable--trade.........................................    (11,611)      (10,599)      (15,864)    (35,971)
   Other liabilities...............................................     (7,209)          491       (24,540)     35,383
                                                                      --------      --------     ---------    --------
    Operating cash flow............................................      4,555         3,194       (38,449)      9,644
                                                                      --------      --------     ---------    --------
INVESTING ACTIVITIES:
  Capital expenditures.............................................    (14,634)       (2,579)       (8,896)    (16,303)
  Investment in marketable securities..............................     (2,468)           --        (1,666)     (3,273)
  Proceeds from sale of marketable securities......................        835            --            --      64,221
  Proceeds from maturity of marketable securities..................      1,519            --         3,347       3,996
  Proceeds from sale of assets.....................................     67,191            --        56,050       4,157
  Investment in securitization affiliate...........................         --            --       (19,933)         --
  Other............................................................     (2,627)         (229)         (877)     (2,085)
                                                                      --------      --------     ---------    --------
    Investing cash flow............................................     49,816        (2,808)       28,025      50,713
                                                                      --------      --------     ---------    --------
FINANCING ACTIVITIES:
  Short-term borrowings:
   CCC borrowings--advances........................................     34,268            --            --     105,072
   CCC borrowings--repayments......................................    (34,268)           --            --     (57,975)
   Other short--term borrowings--net...............................      2,913            --        (1,673)         60
  Revolving credit borrowings--net.................................    (32,253)        3,050        24,243     (61,500)
  Long-term debt repayments........................................    (26,444)       (2,000)      (12,814)    (47,841)
  Stock option proceeds and other..................................         --            --            30         435
                                                                      --------      --------     ---------    --------
    Financing cash flow............................................    (55,784)        1,050         9,786     (61,749)
                                                                      --------      --------     ---------    --------
INCREASE (DECREASE) IN CASH AND TEMPORARY
 INVESTMENTS.......................................................     (1,413)        1,436          (638)     (1,392)
CASH AND TEMPORARY INVESTMENTS BEGINNING OF
 PERIOD,...........................................................      7,331         5,895         6,533       7,925
                                                                      --------      --------     ---------    --------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD......................   $  5,918      $  7,331     $   5,895    $  6,533
                                                                      ========      ========     =========    ========

                See notes to consolidated financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 2002, 2001, and 2000

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

  Business Risk

   The Company is significantly affected by market factors, including domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally through the limitations on importation of raw cane sugar for domestic consumption and, commencing in 2003, marketing allotments. In addition, agricultural conditions in the Company's growing areas may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing.

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

                       September 30, 2002, 2001 and 2000


  Cash and Temporary Investments

   Temporary investments consist of short-term, highly liquid investments with maturities of 90 days or less at the time of purchase.

  Marketable Securities

   All of the Company's marketable securities are classified as "available for sale," and accordingly are reflected in the Consolidated Balance Sheet at fair market value, with the aggregate unrealized gain, net of related deferred tax liability, included as a separate component of comprehensive income within shareholders' equity. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method.

  Inventories

   Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in, first-out ("LIFO") method. All other costs are determined under the first-in, first-out ("FIFO") method. Pursuant to the application of fresh start accounting, the current cost of inventory at August 29, 2001, became the LIFO base layer.

   LIFO inventories at September 30, 2002 and 2001 approximated current cost. Reductions in inventory quantities in the year ended September 30, 2000 resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years. The effect of this liquidation was to increase the net loss by about $0.3 million ($0.01 per share) in fiscal 2000.

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

  Hedge Accounting

   The Company uses raw sugar futures and options in its raw sugar purchasing programs and uses natural gas futures, options and basis swaps to hedge natural gas purchases used in its manufacturing operations. Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," and recorded a cumulative effect of a change in accounting

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000

principles. Eligible gains and losses on raw sugar futures and options are deferred and recognized as part of the cost of inventory purchases and charged or credited to cost of sales as such inventory is sold. Eligible gains and losses on natural gas futures, options and basis swaps are deferred and recognized as part of the cost of the natural gas purchases and charged to cost of sales in the period of the purchase.

  Manufacturing Costs Prior to Production

   Certain manufacturing costs incurred between processing periods which are necessary to prepare each factory for the next processing campaign are deferred and allocated to the cost of sugar produced in the subsequent campaign. At September 30, 2002 and 2001, such amounts included in deferred costs and prepaid expenses were $14.2 million and $23.9 million.

  Property and Depreciation

   Property is stated at cost and includes expenditures for renewals and improvements and capitalized interest. Maintenance and repairs are charged to current operations. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is included in income.

   Depreciation is provided principally on the straight-line or sum-of-the-years' digits methods over the estimated service lives of the assets. In general, buildings are depreciated over 10 to 20 years, machinery and equipment over 3 to 10 years.

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

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000

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

  Accounting Pronouncements

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We expect to apply SFAS 144 to the sale of our foodservice business and the sale of our Sidney, Torrington and Hereford sugarbeet factories in fiscal 2003, and report such operations' revenues and costs in results of discontinued operations.

   In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145") which, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company will adopt SFAS 145 in fiscal 2003 and expects to reclassify the previously reported extraordinary item.

   In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


  Reclassifications

   Certain amounts in prior years have been reclassified to be consistent with the current period presentation.

2.  REORGANIZATION AND FRESH START ADJUSTMENTS

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

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


   Upon its emergence from bankruptcy, the Company implemented the fresh start accounting provisions of SOP 90-7. In accordance with fresh start accounting, the reorganization value of the Company was allocated to the Company's assets and liabilities in relation to their fair values. In addition, the accumulated deficit of the Company was eliminated and its common stock was valued based on an enterprise value midpoint of $350 million and an equity value midpoint of $90 million. The Company recorded the effects of the Plan of Reorganization and fresh-start reporting as of August 29, 2001, as follows (in thousands):

                                                              Adjustments to Record
                                               Predecessor     Effects of the Plan       Successor
                      -                          Company    -------------------------     Company
                                              Consolidated  Reorganization Fresh Start Consolidated
                                              Balance Sheet  Adjustments   Adjustments Balance Sheet
                                              ------------- -------------- ----------- -------------
Current assets...............................   $270,900      $      --     $   4,912    $275,812
Property, plant and equipment, net...........    331,113             --       (56,118)    274,995
Goodwill and other intangibles...............    330,401             --      (330,401)         --
Other assets, net............................     47,042         (8,544)       (9,038)     29,460
                                                --------      ---------     ---------    --------
   Total assets..............................   $979,456      $  (8,544)    $(390,645)   $580,267
                                                ========      =========     =========    ========
Current liabilities..........................   $223,766      $ (25,435)    $ (25,353)   $172,978
Long-term debt...............................    467,779       (238,304)           --     229,475
Other long-term liabilities..................     77,649        (13,461)       23,626      87,814
                                                --------      ---------     ---------    --------
   Total liabilities.........................    769,194       (277,200)       (1,727)    490,267
                                                --------      ---------     ---------    --------
Common stock.................................    310,487         88,200      (308,687)     90,000
Treasury stock...............................    (15,859)            --        15,859          --
Accumulated deficit..........................    (75,033)       180,456      (105,423)         --
Accumulated other comprehensive income (loss)     (9,333)            --         9,333          --
                                                --------      ---------     ---------    --------
   Total shareholders' equity................    210,262        268,656      (388,918)     90,000
                                                --------      ---------     ---------    --------
   Total.....................................   $979,456      $  (8,544)    $(390,645)   $580,267
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

3.  MARKETABLE SECURITIES

   In fiscal 2002, the Company's marketable securities consisted primarily of U.S. Government securities, maturing in 2003. The amortized cost of these securities at September 30, 2002 was $2.8 million. Realized securities losses in fiscal 2000 were $0.5 million. Marketable securities at September 30, 2002 were pledged to secure certain insurance obligations.

   Other investments include notes received in the sale of Michigan Sugar and the Company's royalty interest in a coal seam methane gas project, which is accounted for at amortized cost. The Company has a limited partnership interest in a company which owns an interest in a fuel oil terminal in the Port of Houston; a former director of the Company is the general partner.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


4.  SALE OF ACCOUNTS RECEIVABLE

   The Company entered into a receivables securitization facility in 2001 in conjunction with its emergence from bankruptcy. The facility was scheduled to extend until August 2004 and provided for loans from a third party to a wholly-owned, unconsolidated subsidiary of up to $110 million. Such loans were secured by trade accounts receivable purchased by such subsidiary from the Company on a non-recourse basis, for a combination of cash, notes and an equity contribution. Loans outstanding from the third party to such unconsolidated subsidiary, not included in the consolidated financial statements, totaled $61.5 million at September 30, 2002. Trade receivables sold to such subsidiary during the period ended September 30, 2002 totaled $1.40 billion and the balance of receivables sold totaled $86.8 million at September 30, 2002. The Company serviced the receivables under the agreement for a fee of 1% .

   Comparatively in 2001, loans outstanding from the third party to such unconsolidated subsidiary, not included in the consolidated financial statements, totaled $78.1 million at September 30, 2001. Trade receivables sold to such subsidiary during the period ended September 30, 2001 totaled $263.6 million and the balance of receivables sold totaled $112.7 million at September 30, 2001.

   The discount on receivables sold was variable based on an interest component which approximates the prime rate plus administrative fees. The Company received compensation for servicing the accounts receivables that approximates its cost to provide such services. Accordingly, no servicing assets or liability is recorded.

   The Company previously had a receivable securitization facility which expired upon its emergence from bankruptcy. The Company sold receivables without recourse under such facility at a discount to an unrelated third party.

   In December 2002, in connection with the sale of the foodservice segment and the refinancing of the Company's senior bank debt, the Company repurchased receivables sold under the securitization facility and terminated the facility.

5.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following (in thousands of dollars):

                                                   September 30,
                                                 -----------------
                                                   2002     2001
                                                 -------- --------
              Land.............................. $ 22,538 $ 27,475
              Buildings, machinery and equipment  194,481  239,631
              Construction in progress..........    7,497    9,974
                                                 -------- --------
                 Total..........................  224,516  277,080
              Less accumulated depreciation.....   17,797    1,627
                                                 -------- --------
              Property, Plant and Equipment--Net $206,719 $275,453
                                                 ======== ========

   Property, plant and equipment was revalued in 2001 pursuant to fresh start accounting.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


6.  SHORT-TERM BORROWINGS

   From time to time, the Company borrows short-term from the Commodity Credit Corporation ("CCC") under the USDA's price support loan program. CCC borrowings, which mature September 30 each year, are secured by refined beet sugar inventory and are nonrecourse to the Company. During fiscal 2000, the Company participated in permitted forfeitures of refined sugar in full satisfaction of $47.1 million of outstanding loans with the CCC in lieu of repaying the loans because the forfeiture price exceeded the current market price. The Company accounted for this transaction as a debt repayment. The net book value of inventory forfeited approximated the debt discharged, including interest.

7.  LONG-TERM DEBT

   Long-term debt was as follows (in thousands of dollars):

                                                  September 30,
                                                -----------------
                                                  2002     2001
                                                -------- --------
               Senior bank debt:
                  Revolving credit facility.... $ 25,040 $ 57,293
                  Term loans...................  115,836  139,036
               Industrial revenue bonds........    3,840   22,500
               Non-interest bearing notes......   11,006   11,696
                                                -------- --------
                      Total long-term debt.....  155,722  230,525
               Less current maturities.........    6,844    3,746
                                                -------- --------
               Long-term debt, net............. $148,878 $226,779
                                                ======== ========

   The senior bank agreement included a $96 million (subject to borrowing base calculation) revolving credit facility (available through September 30, 2004) and term loans aggregating $116 million. Generally, CCC borrowings reduced the amounts available under the revolving credit facility, however, CCC borrowings of up to $25 million seasonally could be made without reducing the availability of borrowings under the revolving credit facility. At September 30, 2002, the carrying amount of the Company's debt approximates fair value.

   The industrial revenue bonds consist of various issues at fixed and variable interest rates, ranging from 1.8% to 6.4%, and have maturity dates ranging from 2015 to 2025.

   Pursuant to the Plan of Reorganization, the non-interest bearing notes were issued to certain former employees and directors who were participants in non-qualified pension and deferred compensation plans. The notes require quarterly payments aggregating $0.7 million through August 2007. The notes have been recorded on a discounted basis at a 12% rate of interest.

   Scheduled maturities of long-term debt at September 30, 2002, is as follows (in thousands of dollars):

                                  Senior
                                 Bank Debt  Other   Total
                                 --------- ------- --------
                     Fiscal 2003 $  4,986  $ 1,858 $  6,844
                     Fiscal 2004   33,317    1,972   35,289
                     Fiscal 2005   72,307    2,199   74,506
                     Fiscal 2006   25,449    2,455   27,904
                     Fiscal 2007    4,817    2,753    7,570
                     Thereafter.       --    3,609    3,609
                                 --------  ------- --------
                                 $140,876  $14,846 $155,722
                                 ========  ======= ========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


   In December 2002, the Company repaid its existing senior bank debt with the proceeds of a $175 million Senior Secured Credit Facility. The new debt consists of a three-year $140 million (subject to borrowing base calculation) senior secured revolving credit facility ("Revolver") and a three-year $35 million term loan ("Term Loan"). The funds from the new borrowing along with the proceeds of the sale of the foodservice division were used to repay existing senior bank debt, repurchase accounts receivable from Imperial's accounts receivable securitization facility, and pay related fees and expenses associated with these transactions. At closing we had no outstanding borrowings under the Revolver.

   The new facility is secured by substantially all of the Company's assets and guaranteed by all the Company's subsidiaries. The agreement contains financial covenants which require, commencing September 30, 2003, maintenance of a minimum EBITDA level and a minimum fixed charge coverage ratio.

   Interest rates on the term loan are LIBOR plus a margin of 2.75% to 3.50% or prime plus 0.25% to 1.00%. Interest rates on the revolver are LIBOR plus a margin of 2.25% to 3.00% or prime plus zero to 0.50%.

   The $35 million borrowed on the new term loan is repayable in monthly installments of approximately $583,000, commencing February 1, 2003 with final payment of the remaining balance due January 1, 2006. The Company expects to classify debt under the Senior Secured Credit Facility as current, pursuant to Emerging Issues Task Force Issue 95-22.

   The Company had entered into interest rate swap agreements with a major financial institution in which the Company pays a fixed interest rate of 6.01% on $90.6 million. The Company was exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. The Company terminated these interest rate swap agreements in December 2002.

   Cash paid for interest on short and long-term debt was $20.6 million for the year ended September 30, 2002, $0.8 million for the period ended September 30, 2001, $21.2 million for the period ended August 29, 2001, and $54.5 million for fiscal 2000. Interest capitalized as part of the cost of constructing assets was $0.3 million for fiscal 2002, $0.01 million for the period ended September 30, 2001, $0.4 million for the period ended August 29, 2001, and $0.5 million for fiscal 2000.

   In connection with the sale of Michigan Sugar, the buyer assumed industrial revenue bonds totaling $18.5 million, for which the Company remains contingently liable. Additionally, the Company was obligated under $33.4 million of letters of credit, primarily securing insurance obligations.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


8.  INCOME TAXES

   The components of the consolidated income tax provision (credit), including amounts reported as an extraordinary item, were as follows (in thousands of dollars):

                                                   Successor Company                Predecessor Company
                                            -------------------------------  ---------------------------------
                                                             Period from       Period from
                                             Year Ended    August 30, 2001   October 1, 2000
                                            September 30,         to               to            Year Ended
                                                2002      September 30, 2001 August 29, 2001 September 30, 2000
                                            ------------- ------------------ --------------- ------------------
Federal:
   Current.................................        --               --                --                --
   Tax benefit of operating loss
     carryforward utilized (generated).....        --          $ 5,979          $(41,169)         $   (920)
   Deferred................................    $4,963           (7,980)          (38,640)          (11,703)
State......................................       353               84               874              (350)
                                               ------          -------          --------          --------
       Total before extraordinary item.....     5,316           (1,917)          (78,935)          (12,973)
Tax effect of extraordinary item (reduction
  of net operating loss carryforward)......        --               --            21,300                --
Valuation allowance........................        --            1,917            40,233                --
                                               ------          -------          --------          --------
       Total...............................    $5,316          $     0          $(17,402)         $(12,973)
                                               ======          =======          ========          ========

   The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company's income before taxes (including extraordinary item). The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

                                                         Successor Company           Predecessor Company
                                                    --------------------------  ----------------------------
                                                                   Period from
                                                                   August 30,     Period from
                                                     Year Ended      2001 to    October 1, 2000  Year Ended
                                                    September 30, September 30,       to        September 30,
                                                        2002          2001      August 29, 2001     2000
                                                    ------------- ------------- --------------- -------------
Income taxes computed at the statutory federal rate    $ 7,607       $(2,262)      $(188,247)     $(16,678)
   Non deductible goodwill amortization............         --            --           3,377         3,787
   Non deductible fresh start adjustments..........         --            --         100,796            --
   State income taxes..............................        229            84             874          (350)
   Basis difference on sale of subsidiaries' stock.     (3,114)
   Other...........................................        594           261           4,265           268
   Valuation allowance.............................         --         1,917          40,233            --
                                                       -------       -------       ---------      --------
       Total before extraordinary item.............    $ 5,316       $     0       $ (38,702)     $(12,973)
                                                       =======       =======       =========      ========

   Income taxes paid were $0.4 million for the period ended September 30, 2002, zero for the period ended September 30, 2001, $1 million for the period ended August 29, 2001, and $1.7 million in fiscal 2000.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


   The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities were as follows (in thousands of dollars):

                                                 September 30, 2002             September 30, 2001
                                            ----------------------------  -----------------------------
                                            Assets  Liabilities   Total    Assets  Liabilities   Total
                                            ------- ----------- --------  -------- ----------- --------
Current:
   Inventory valuation differences,
     principally purchase accounting.......      --  $(11,989)  $(11,989)       --  $(19,472)  $(19,472)
   Manufacturing costs prior to production
     deducted currently....................      --    (4,962)    (4,962)       --    (7,851)    (7,851)
   Accruals not currently deductible....... $ 4,042        --      4,042  $  5,316        --      5,316
   Alternate minimum tax...................      --        --         --     1,499        --      1,499
   Other...................................      --    (1,172)    (1,172)    1,506        --      1,506
                                            -------  --------   --------  --------  --------   --------
       Total current.......................   4,042   (18,123)   (14,081)    8,321   (27,323)   (19,002)
                                            -------  --------   --------  --------  --------   --------
Noncurrent:
   Depreciation differences, including
     purchase accounting...................           (18,162)   (18,162)       --   (40,095)   (40,095)
   Pensions................................  13,672        --     13,672
   Accruals not currently deductible.......  14,993        --     14,993    24,976        --     24,976
   Operating loss carryforwards............   3,570        --      3,570    32,413        --     32,413
   Other...................................   4,751                4,751    43,858               43,858
                                            -------  --------   --------  --------  --------   --------
       Total noncurrent....................  36,986   (18,162)    18,824   101,247   (40,095)    61,152
                                            -------  --------   --------  --------  --------   --------
Total...................................... $41,028  $(36,285)     4,743  $109,568  $(67,418)    42,150
                                            =======  ========             ========  ========
Valuation allowance........................                       (4,743)                       (42,150)
                                                                --------                       --------
   Net.....................................                     $      0                       $      0
                                                                ========                       ========

   The Company has net operating loss ("NOL") carryforwards of $10.2 million which expire in 2020. The income tax benefit resulting from the future realization of the NOL carryforwards will be credited to capital stock in accordance with the principles of fresh start reporting.

   The valuation allowance reduces deferred tax assets to the amount that the Company believes is most likely to be realized. Due to the recent history of losses, the Company has provided a valuation allowance for the net deferred tax asset balance. The valuation allowance decreased by $37.4 million in the year ended September 30, 2002, of which $5.3 million relates to the utilization of NOL carryforwards for which a valuation allowance had been provided in fresh start accounting and a corresponding credit was recorded in capital stock. The balance of the decrease relates to adjustments made to the deferred tax assets on finalization of the Company's tax return, and changes during fiscal 2002, including the sale of King Packaging and Michigan Sugar Company.

9.  EMPLOYEE BENEFITS

  Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

   Substantially all of the Company's nonseasonal employees are covered by retirement plans. Certain unionized employees are covered by an industry-wide plan, and other employees are covered by Company-sponsored defined benefit plans. Under the Company-sponsored defined benefit plans, retirement benefits are

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000

primarily a function of years of service and the employee's compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains, and losses over the remaining service periods. Additionally, the Company provides a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law. The Company provides a non-qualified retirement plan for non-employee directors, which provides benefits based upon years of service as a director and the retainer in effect at the date of a director's retirement. Certain of the Company's employees are covered by benefit plans that provide postretirement health care and life insurance benefits to certain employees who meet the applicable eligibility requirements. The Company's actuary prepares a valuation as of June 30 each year.

   The following tables present the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used (in thousands of dollars):

                                                                       Pension Benefits
                                                            --------------------------------------
                                                                           Period from  Period from
                                                                           August 30,    October 1
                                                             Year Ended      2001 to      2000 to
                                                            September 30, September 30, August 29,
                                                                2002          2001         2001
                                                            ------------- ------------- -----------
Change in benefit obligation:
   Benefit obligation at beginning of period...............   $247,987      $247,295     $225,503
   Service cost............................................      5,707           483        5,359
   Interest cost...........................................     16,629         1,487       15,519
   Amendments..............................................        141            --          435
   Actuarial (gain)/loss...................................     (8,704)           --       27,088
   Disposition of business units...........................    (10,557)           --           --
   Expenses paid...........................................     (1,392)          (89)      (1,836)
   Benefits paid...........................................    (17,816)       (1,189)     (14,514)
   Bankruptcy settlement of certain non-qualified benefits.         --            --      (10,259)
   Curtailment and other...................................     (2,918)           --           --
                                                              --------      --------     --------
   Benefits obligation at end of period....................   $229,077      $247,987     $247,295
                                                              ========      ========     ========
Change in plan assets:
   Fair value of plan assets at beginning of period........   $216,703      $216,368     $253,552
   Actual return on plan assets............................    (20,434)        1,613      (21,629)
   Employer contribution...................................      3,716            --          795
   Disposition of business units...........................     (8,919)           --           --
   Expenses paid...........................................     (1,392)          (89)      (1,836)
   Benefits paid...........................................    (17,816)       (1,189)     (14,514)
                                                              --------      --------     --------
   Fair value of plan assets at end of period..............   $171,858      $216,703     $216,368
                                                              ========      ========     ========
Funded status..............................................   $(57,219)     $(31,283)    $(30,927)
Unrecognized actuarial (gain)/loss.........................     26,869            --           --
Unrecognized prior service cost............................        141            --           --
Adjustment for fourth quarter contributions................        752           368           --
                                                              --------      --------     --------
Net amount recognized......................................   $(29,457)     $(30,915)    $(30,927)
                                                              ========      ========     ========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


                                                     Postretirement Benefits Other Than Pensions
                                                     ------------------------------------------
                                                                      Period from   Period from
                                                                      August 30,     October 1
                                                      Year Ended        2001 to       2000 to
                                                     September 30,   September 30,  August 29,
                                                         2002            2001          2001
                                                     -------------   -------------  -----------
Change in benefit obligation:
   Benefit obligation at beginning of period........   $ 42,076        $ 41,978      $ 38,035
   Service cost.....................................        141              35           565
   Interest cost....................................      1,556             253         2,610
   Amendments.......................................         --              --       (12,401)
   Actuarial (gain)/loss............................      3,153              --        15,544
   Disposition of business units....................    (19,861)             --            --
   Curtailment......................................       (468)             --            --
   Benefits paid....................................     (1,791)           (190)       (2,375)
                                                       --------        --------      --------
   Benefits obligation at end of period.............   $ 24,806        $ 42,076      $ 41,978
                                                       ========        ========      ========
Change in plan assets:
   Fair value of plan assets at beginning of period.   $     --        $     --      $     --
   Employer contribution............................      1,791             190         2,375
   Benefits paid....................................      1,791            (190)       (2,375)
                                                       --------        --------      --------
   Fair value of plan assets at end of period.......   $     --        $     --      $     --
                                                       ========        ========      ========
Funded status.......................................   $(24,806)       $(42,076)     $(41,978)
Unrecognized actuarial (gain)/loss..................      2,210              --            --
Adjustment for fourth quarter contributions.........        473              --            --
                                                       --------        --------      --------
Net amount recognized...............................   $(22,123)       $(42,076)     $(41,978)
                                                       ========        ========      ========

                                                                                      Postretirement Benefits
                                                                   Pension Benefits   Other than Pensions
                                                                  ------------------  ----------------------
                                                                     September 30,       September 30,
                                                                  ------------------  ----------------------
                                                                    2002      2001      2002        2001
                                                                  --------  --------   --------    --------
Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability..................................... $(40,797) $(30,915) $(22,123)   $(42,076)
   Accumulated other comprehensive income........................   11,340        --        --          --
                                                                  --------  --------   --------    --------
Net amount recognized............................................ $(29,457) $(30,915) $(22,123)   $(42,076)
                                                                  ========  ========   ========    ========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


   The assumptions used and the annual cost related to these plans consist of the following:

                                                                            Period from  Period from
                                                              Year Ended    August 30,    October 1
                                                                  to          2001 to      2000 to
                                                             September 30, September 30, August 29,
                                                                 2002          2001         2001
                                                             ------------- ------------- -----------
Pension Benefits
Weighted-average assumptions:...............................
   Discount rate............................................       7.25%         7.25%        7.25%
   Expected return on plan assets...........................       9.0 %          9.0%         9.0%
   Rate of compensation increase............................    4.0-5.0%      4.5-5.0%     4.5-5.0%
Components of net periodic benefit cost of Company-sponsored plans:....................................................
   Service cost.............................................   $  5,707      $    483     $  5,359
   Interest cost............................................     16,629         1,487       15,518
   Expected return on plan assets...........................    (18,057)       (1,614)     (20,355)
   Amortization of prior service cost.......................         --            --          766
   Recognized actuarial (gain)/loss.........................         --            --       (2,583)
                                                               --------      --------     --------
Total net periodic benefit cost - Company-sponsored plans...      4,279           356       (1,295)
Industry-wide plan for certain unionized employees..........        596            40          479
                                                               --------      --------     --------
       Total pension cost...................................   $  4,875      $    396     $   (816)
                                                               ========      ========     ========

                                                           Period from  Period from
                                                           August 30,    October 1
                                             Year Ended      2001 to      2000 to
                                            September 30, September 30, August 29,
                                                2002          2001         2001
                                            ------------- ------------- -----------
Postretirement Benefits Other Than Pensions
Discount rate assumptions..................      7.25%         7.25%        7.25%
Components of net periodic benefit cost:...
   Service cost............................    $  141         $  35       $  565
   Interest cost...........................     1,556           252        2,610
   Recognized actuarial (gain)/loss........        --            --           91
                                               ------         -----       ------
Net periodic benefit cost..................    $1,697         $ 287       $3,266
                                               ======         =====       ======

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $145.6 million, $129.8 million, and $96.3 million, respectively, as of September 30, 2001. At September 30, 2002, accumulated benefit obligations were in excess of plan assets for all plans.

   The Company recorded a curtailment in the postretirement and pension plans in connection with the reduction of active plan participants primarily resulting from the sale of business units during fiscal 2002 described in note 14.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


   The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2002 was 12.75% for 2003. The rate was assumed to decrease gradually to 5.25% for 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                           One        One
                                                        Percentage Percentage
                                                          Point      Point
                                                         Increase   Decrease
                                                        ---------- ----------
                                                          (In Thousands of
                                                              Dollars)
   Effect on total service and interest cost components   $  167    $  (141)
   Effective on postretirement benefit obligation......    1,916     (1,646)

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

                       September 30, 2002, 2001 and 2000


10.  SHAREHOLDERS' EQUITY

  Earnings per Share

   The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                                    Period from  Period from
                                                                    August 30,   October 1,
                                                      Year Ended      2001 to      2000 to     Year Ended
                                                     September 30, September 30, August 29,   September 30,
                                                         2002          2001         2001          2000
                                                     ------------- ------------- -----------  -------------
Earnings for basic and diluted computation:
Income (loss) before cumulative effect and
  extraordinary item................................  $    16,417   $    (6,464) $  (499,148)  $   (34,677)
Net income (loss)...................................       16,417        (6,464)    (316,340)      (34,677)
                                                      ===========   ===========  ===========   ===========
Basic earnings per share:
Weighted average shares outstanding.................   10,000,000    10,000,000   32,409,074    32,293,759
                                                      ===========   ===========  ===========   ===========
Income (loss) per share before cumulative effect and
  extraordinary item................................  $      1.64   $     (0.65) $    (15.40)  $     (1.07)
                                                      ===========   ===========  ===========   ===========
Cumulative effect of accounting change..............           --            --  $      0.07            --
                                                      ===========   ===========  ===========   ===========
Extraordinary item..................................           --            --  $      5.57            --
                                                      ===========   ===========  ===========   ===========
Net income (loss) per share.........................  $      1.64   $     (0.65) $     (9.76)  $     (1.07)
                                                      ===========   ===========  ===========   ===========
Diluted earnings per share:
Weighted average shares outstanding.................   10,000,000    10,000,000   32,409,074    32,293,759
Incremental shares issuable from assumed exercise
  of stock options under the treasury stock
  method............................................           --            --           --            --
                                                      -----------   -----------  -----------   -----------
Weighed average shares outstanding-as adjusted......   10,000,000    10,000,000   32,409,074    32,293,759
Income (loss) per share before cumulative effect and
  extraordinary item................................  $      1.64   $     (0.65) $    (15.40)  $     (1.07)
                                                      ===========   ===========  ===========   ===========
Cumulative effect of accounting change..............           --            --  $      0.07            --
                                                      ===========   ===========  ===========   ===========
Extraordinary item..................................           --            --  $      5.57            --
                                                      ===========   ===========  ===========   ===========
Net income (loss) per share.........................  $      1.64   $     (0.65) $     (9.76)  $     (1.07)
                                                      ===========   ===========  ===========   ===========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000



   In connection with the Company's emergence from bankruptcy, the Company adopted a long-term incentive plan which provides for the granting to management of options to purchase up to 1,234,568 shares of common stock of the reorganized company. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, cash award performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options to date have an exercise price equal to the fair market value of the shares of common stock at date of grant. On the grant date, 25% of the options become exercisable and 25% in annual increments for the three years following the grant date. These options expire not more than ten years from date of grant.

   Stock option activity in the plan was as follows:

                                          Year Ended September 30, 2002
                                          -----------------------------
                                                      Weighted Average
                                           Options    Price per Share
                                          ---------   ----------------
           Beginning balance.............        --           --
           Granted....................... 1,286,456        $5.30
           Expired or cancelled..........  (175,000)        5.55
           Exercised.....................        --           --
                                          ---------
           Balance, September 30......... 1,111,456         4.97
                                          =========
           Exercisable as of September 30   321,614         5.30
                                          =========

   Options outstanding at September 30, 2002 consisted of the following:

                                                                 Exercisable Options
                                                              --------------------------
   Range of                Weighted-Average  Weighted-Average Number   Weighted-Average
Exercise Prices Number of Exercise Price per    Remaining       of    Exercise Price per
   per Share     Options        Share        Contractual Life Options       Share
--------------- --------- ------------------ ---------------- ------- ------------------
    $5.55        997,456        $5.55           9.4 years     293,114       $5.55
  $2.05-4.00     114,000         2.69           9.8 years      28,500        2.69

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

   The Company measures compensation cost of stock-based compensation using the intrinsic value method. In 2002 the Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting. For purposes of estimating the fair value disclosures below, the fair value of stock options has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000

assumptions: expected volatility of 4.52%; risk-free interest rate of 4.23%; and expected lives of 5 years. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the unaudited pro forma amounts below (in thousands of dollars, except per share amounts):


                                                     Year Ended
                                                    September 30,
                                                        2002
                                                    -------------
              Net income:
                 As reported.......................    $16,417
                 Pro forma.........................     15,918
              Basic and diluted earnings per share:
              Net income:
                 As reported.......................    $  1.64
                 Pro forma.........................       1.59

11.  DERIVATIVE INSTRUMENTS

   The Company uses derivative instruments to manage exposures to changes in raw sugar prices, natural gas prices and interest rates. The Company's objective for holding derivatives is to minimize risk using the most efficient methods to eliminate or reduce the impacts of these exposures.

  Raw Sugar

   The Company's risk management policy is to manage the forward pricing of purchases of raw sugar in relation to its forward refined sugar sales to reduce price risk. The Company attempts to meet this objective by entering into fixed price supply agreements, futures contracts and options contracts to reduce its exposure. The Company has designated its futures contracts and certain options contracts as cash flow hedging instruments. Such financial instruments are used to manage the Company's exposure to variability in future cash flows attributable to the purchase price of raw sugar. The changes in the fair value of the designated futures contracts and certain options contracts are included as a component of Other Comprehensive Income ("OCI").

   The Company collects or pays cash based upon the change in the market value of open futures positions on a daily basis; accordingly, no asset or liability for the raw sugar futures contracts is reflected in the consolidated balance sheet.

   The changes in the fair value of the designated futures contracts and options contracts are matched to inventory purchases by period, and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through September 30, 2003, approximately $1.5 million of existing net gains presently deferred in OCI.

   The pricing mechanisms of the futures contracts and the respective forecasted raw sugar purchase transactions are the same. As a result, there is no hedge ineffectiveness to be reflected in earnings. The Company excludes the change in the time value of the options contracts from its assessment of hedge effectiveness. The Company recorded a loss of $0.3 million in cost of sales as the change in the time value of options for the period ended August 29, 2001. There were no such options in fiscal 2002.

   The Company has hedged a portion of its exposure to raw sugar price risk movement through January 30, 2004.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


   Certain options contracts not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability of price risk for raw sugar. The change in the fair value of such instruments is recognized currently in earnings.

  Natural Gas

   The Company uses fixed price physical delivery contracts, futures contracts, options, and basis swaps to help manage its costs of natural gas. The Company has designated as cash flow hedge instruments certain natural gas futures and options contracts matched against variable price forecasted gas purchases. The change in the fair value of such contracts is included as a component of OCI.

   The Company also has natural gas futures and options contracts that cannot be designated as cash flow hedge instruments because the aggregate notional value of its natural gas futures and options contracts exceeds the Company's forecasted natural gas requirements in the relevant periods. Any change in fair value of such instruments is recorded as gain or loss in the period of the change.

   The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, no asset or liability for the natural gas futures contracts is reflected in the consolidated balance sheet. Natural gas basis swaps with a market value liability of $1.7 million were included in the consolidated balance sheet at September 30, 2001. There were no outstanding natural gas basis swaps at September 30, 2002.

   The changes in the fair value of the designated futures and options are matched to forecasted natural gas purchases and will be recognized in earnings in the period of the purchase. The Company expects to recognize in earnings through September 30, 2003, approximately $1.1 million of existing net gains presently deferred in OCI.

   For the period ended September 30, 2002, the Company recognized $480,000 of derivative gains recorded in cost of sales, which represented the ineffectiveness of the natural gas cash flow hedging activity. For the periods ended August 29, 2001 and September 30, 2001, the Company recognized $0.3 million and ($87,000) respectively of derivative gains(losses) recorded in cost of sales, which represented the ineffectiveness of the natural gas cash flow hedging activity.

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

12.  REPORTABLE SEGMENTS

   The Company has historically identified two reportable segments: sugar and foodservice. The segments are strategic business units that offer different products to different customers. The segments are managed separately because each business requires different production technology and marketing strategies.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


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

                                                                    Corporate Reconciling
                                                Sugar   Foodservice and Other Eliminations Consolidated
                                              --------  ----------- --------- ------------ ------------
              Successor Company
              -----------------                               (In Thousands of Dollars)
As of and for the Year Ended September 30,
  2002
   Revenues from external customers.......... $993,015   $304,816         --          --    $1,297,831
   Intersegment revenues.....................  174,509     15,243         --   $(189,752)           --
   Gross margin..............................   66,542     34,931    $  (187)         --       101,286
   Depreciation and amortization.............   13,908      3,740      1,057          --        18,705
   Operating income (loss)...................    1,289     16,988     (3,463)         --        14,814
   Capital expenditures......................    9,625      2,873      2,136          --        14,634
   Total assets..............................  373,302     51,289     38,774          --       463,365

As of and For the Period From August 30, 2001
  to September 30, 2001
   Revenues from external customers.......... $106,606   $ 27,323         --          --    $  133,929
   Intersegment revenues.....................    6,544        569         --   $  (7,113)
   Gross margin..............................      389      2,637         --          --         3,026
   Depreciation and amortization.............    1,145        417    $    69          --         1,631
   Operating income (loss)...................   (4,600)       737       (371)         --        (4,234)
   Capital expenditures......................    1,683        570        326          --         2,579
   Total assets..............................  445,791     91,852     18,140          --       555,783

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000

                                                               Corporate Reconciling
                                          Sugar    Foodservice and Other Eliminations Consolidated
                                       ----------  ----------- --------- ------------ ------------
         Predecessor Company
         -------------------                            (In Thousands of Dollars)
For the Period from October 1, 2000 to
  August 29, 2001
   Revenues from external customers... $1,089,337   $329,382         --          --    $1,418,719
   Intersegment revenues..............     77,640      6,944         --   $ (84,584)           --
   Gross margin.......................     40,998     44,174         --          --        85,172
   Depreciation and amortization......     33,811      8,052   $  3,824          --        45,687
   Operating income (loss)............    (35,397)    13,236    (10,211)         --       (32,372)
   Capital expenditures...............      6,394      1,240      1,262          --         8,896

For the Year Ended September 30, 2000
   Revenues from external customers... $1,429,242   $391,989                           $1,821,231
   Intersegment revenues..............     98,026      7,298              $(105,324)           --
   Gross margin.......................     97,378     41,324                              138,702
   Depreciation and amortization......     37,473     10,297   $  4,209                    51,979
   Operating income (loss)............    (23,785)     2,421     (6,458)                  (27,822)
   Capital expenditures...............     13,486      1,345      1,472                    16,303

   Reconciliation of operating income to net loss before income taxes, minority interest and extraordinary item (in thousands):

                                                                    Period from  Period from
                                                                    August 30,   October 1,
                                                                       2001         2000
                                                      Year Ended        to           to       Year Ended
                                                     September 30, September 30, August 29,  September 30,
                                                         2002          2001         2001         2000
                                                     ------------- ------------- ----------- -------------
Operating income (loss).............................   $ 14,814       $(4,234)    $ (32,372)   $(27,822)
Interest expense-net................................    (22,288)       (2,551)      (32,658)    (56,656)
Reorganization costs................................         --            --       (19,716)         --
Fresh start adjustments.............................         --            --      (453,188)         --
Realized securities gains-net.......................         72            --            --      35,874
Gain on sale of assets..............................     26,523            --         2,217          --
Change in fair value of interest rate swaps.........      1,236          (901)       (8,465)         --
Other income-net....................................      1,376         1,222         6,332         954
                                                       --------       -------     ---------    --------
Income (loss) before income taxes, cumulative effect
  and extraordinary item............................   $ 21,733       $(6,464)    $(537,850)   $(47,650)
                                                       ========       =======     =========    ========

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


13.  COMMITMENTS AND CONTINGENCIES

   The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

   The Company was obligated under $33.6 million in outstanding letters of credit at September 30, 2002.

   The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $3.2 million in fiscal 2002, $5.0 million in period ending August 29, 2001, $0.3 million in period ending September 30, 2001, and $6.2 million in fiscal 2000.

   The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 2002 are summarized as follows (in thousands of dollars):

                                                    Operating
                   Fiscal Year Ending September 30,  Leases
                   -------------------------------- ---------
                               2003................   1,360
                               2004................     769
                               2005................     437
                               2006................     148
                               2007................      97
                              Thereafter...........      16

   The aggregate future minimum amount to be received under sub-leases was $0.7 million at September 30, 2002, compared to $0.8 million at September 30, 2001.

14.  SALES OF BUSINESS UNITS

   In April 2001, the Company completed the sale of the nutritional products portion of its foodservice segment to Hormel Foods Corporation for $63.7 million cash, of which $5.4 million was collected from escrow in October 2002. The Company applied the net proceeds to reduce debt. The nutritional products, which were sold primarily to hospitals and nursing homes, represented approximately $50 million and $34 million of net sales in fiscal 2000 and the seven months ended April 30, 2001, respectively. The Company sold its California limestone quarry in September 2001 for $100,000 plus the assumption of environmental reclamation liabilities.

   In December 2001, the Company completed the sale of its King Packaging subsidiary for approximately $28 million. Sales proceeds of $2.8 million remain in escrow until June 2003. The Company applied the net proceeds to reduce debt and expects to apply a portion of the escrow funds released to the Company to further reduce debt. King Packaging's sale of kits containing plastic cutlery and seasonings totaled $27 million for the twelve months ended September 30, 2001 and $5 million for the three months ended December 31, 2001.

   The Company completed the sale of its Michigan Sugar Company subsidiary in February 2002 to a grower-owned cooperative. The sales price consisted of approximately $29 million cash, $16 million in deferred payments, and the assumption of $18.5 million in industrial revenue bonds, for which the Company remains contingently liable. The Company entered into a sales and marketing agreement under which it will continue to market the refined sugar processed by Michigan Sugar Company for ten years following the sale.

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


   Prior to the sale, the Company leased the four Michigan factories to the cooperative during fiscal 2002 and managed and operated these factories for the cooperative. The lease agreement proved that the cooperative (1) pay all expenses necessary to operate the four factories and (2) pay the Company a lease, management and marketing fee based on the number of tons of sugarbeets received at these factories for processing. Michigan Sugar Company's sales were $162 million for the twelve months ended September 30, 2001. For the twelve months ended September 30, 2002, lease, management and marketing fees totaled $8.2 million.

   On June 30, 2002, the Company completed the sale of its Worland, Wyoming factory for $3.0 million. The Company entered into a sales and marketing agreement under which it will continue to market the refined sugar processed by the Worland facility for ten years following the sale.

   In October 2002, the Company completed the sale of its beet processing facilities in Sidney, Montana and Torrington, Wyoming, and its Hereford, Texas beet factory to a Minnesota based cooperative. Proceeds from the transaction were $34 million, less fees and expenses. Approximately $925,000 was placed in escrow. Sales from these facilities were $88 million for the twelve months ended September 30, 2002.

   On December 30, 2002, the Company completed the sale of its Diamond Crystal Brands ("DCB") foodservice division. The Company retained a substantial portion of the sugar products sales to the foodservice segment as result of this disposition. The proceeds from the sale of this division were approximately $115 million (subject to certain post-closing adjustments), including $9.2 million placed in escrow for two years. DCB sales, excluding the portion of sugar product sales retained by the Company, were approximately $171.0 million for the twelve months ended September 30, 2002.

15.  SUPPLEMENTARY INFORMATION

   The Company ceased processing sugarbeets at the Tracy and Woodland, California facilities near the end of calendar 2000 following the completion of the fall production campaigns. In October 2000, the Company ceased cane sugar refining at its Clewiston, Florida refinery and concentrated production in the southeastern United States in its large Savannah, Georgia refinery. As a result, the Company recorded charges in fiscal 2000 totaling $27.5 million as summarized below (in thousands of dollars):

                                                                Total
                                                               -------
          Accrual for cash charges:
             Severance for approximately 280 employees........ $ 3,203
             Environmental costs..............................   6,245
             Abandoned lease commitments and other cash costs.   2,026
                                                               -------
                 Sub total cash charges.......................  11,474
          Noncash charges -- asset impairment of:
             Property and equipment...........................  15,142
             Beet seed inventory..............................     925
                                                               -------
                 Subtotal noncash charges.....................  16,067
                                                               -------
          Total impairment and other charge................... $27,541
                                                               =======

                    IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

                       September 30, 2002, 2001 and 2000


   Changes in the accrued balance were as follow (in thousands of dollars):

                                                                                          Other
                                            Amounts Paid                Amounts Paid   Adjustments
                                 Accrued    in the Twelve    Accrued    in the Twelve in the Twelve    Accrued
                               Balance at   Months Ended   Balance at   Months Ended  Months Ended   Balance at
                              September 30, September 30, September 30, September 30, September 30, September 30,
                                  2000          2001          2001          2002          2002          2002
                              ------------- ------------- ------------- ------------- ------------- -------------
Accrual for cash charges:
    Severance................    $ 3,203       $2,612        $  591        $  591            --            --
    Environmental costs......      6,245        1,214         5,031           317        $3,270        $1,444
    Abandoned lease
     commitments and other
     cash costs..............      2,026          669         1,357           515            --           842
                                 -------       ------        ------        ------        ------        ------
       Subtotal cash
        charges..............    $11,474       $4,495        $6,979        $1,423        $3,270        $2,286
                                 =======       ======        ======        ======        ======        ======

   The Company accrued $6.2 million related to expected, environmental exit costs associated with the California and Florida facilities. The Company expects it will be required to incur costs to remediate certain production areas, including the removal or capping of certain former production settling ponds. In connection with the sale of one of the factory sites, $3.2 million of such liability was assumed by the buyer and included in the determination of the gain on sale of assets. The Company expects to spend the remaining $1.4 million over a 3-year period.

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

   Interest income and dividends totaled $1.6 million for fiscal 2002, $0.03 million for the period ended September 30, 2001, $0.5 million for the period ended August 29, 2001, and $1.2 million for fiscal 2000.

   Other current liabilities at September 30, 2002 include payroll and employee benefit accruals totaling $21.6 million.