Form 10-Q
period 2002-12-31
IMPERIAL SUGAR CO /NEW/
filed 2003-02-14
CIK 831327

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to ............ to .............

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

                            Yes  X          No ________
                               -----

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes  X          No ________
                               -----

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 13, 2003.

                               10,000,000 shares.

==============================================================================

                             IMPERIAL SUGAR COMPANY

                                      Index

                                                                          Page

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Consolidated Balance Sheets                               3
                  Consolidated Statements of Operations                     4
                  Consolidated Statements of Cash Flows                     5
                  Consolidated Statements of Changes in
                  Shareholders' Equity                                      6
                  Notes to Consolidated Financial Statements                7
         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12
         Item 3  Quantitative and Qualitative Disclosure
                 About Market Risk                                         14
         Item 4  Controls and Procedures                                   17
PART II - OTHER INFORMATION
         Item 6.  Exhibits and Reports on Form 8-K                         17

                             ----------------------

                           Forward-Looking Statements

         Statements regarding future market prices and margins, future operating results, sugarbeet acreage, operating efficiencies, future government action, cost savings, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

           .    expect            .     project            .     estimate
           .    believe           .     anticipate         .     likely
           .    plan              .     intend             .     could
           .    should            .     may                .     predict
           .    budget

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets, court decisions and actions, the results of negotiations, actual or threatened acts of terrorism or armed hostilities legislative and administrative actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

                         PART I - FINANCIAL INFORMATION

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                                      2002              2002
                                                                                  (Unaudited)
                                                                                ----------------    --------------
                                                                                      (In Thousands of Dollars)
                                 ASSETS
CURRENT ASSETS:
  Cash and temporary investments ..........................................     $    15,726         $      5,885
  Marketable securities ...................................................           2,552                2,907
  Accounts receivable (Note 4) ............................................          63,862               31,788
  Notes receivable-securitization affiliate (Note 4) ......................               -                7,084
  Inventories:
    Finished products .....................................................          58,788               92,303
    Raw and in-process materials ..........................................          34,856               39,161
    Supplies ..............................................................           9,536               11,544
                                                                                -----------         ------------
      Total inventory .....................................................         103,180              143,008
  Deferred costs and prepaid expenses .....................................          25,674               11,364
  Net assets of discontinued operations (Note 6) ..........................               -               51,679
                                                                                -----------         ------------
      Total current assets ................................................         210,994              253,715

OTHER INVESTMENTS .........................................................          13,189               14,280

INVESTMENT IN SECURITIZATION AFFILIATE (Note 4) ...........................               -               13,895

PROPERTY, PLANT AND EQUIPMENT - net .......................................         145,454              151,071

OTHER ASSETS ..............................................................          17,272                4,770
                                                                                -----------         ------------

      TOTAL ...............................................................     $   386,909         $    437,731
                                                                                ===========         ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade ................................................     $    47,714         $     61,904
  Short-term borrowings ...................................................           2,145                3,445
  Current maturities of long-term debt (Note 2) ...........................          36,858                6,844
  Other current liabilities ...............................................          52,762               50,340
                                                                                -----------         ------------
      Total current liabilities ...........................................         139,479              122,533

LONG-TERM DEBT - net of current maturities (Note 2) .......................          12,286              148,878

DEFERRED EMPLOYEE BENEFITS ................................................          71,377               68,060

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, without par value, issuable in
   series; 5,000,000 shares authorized, none issued .......................               -                    -
  Common stock, without par value;
   50,000,000 shares authorized ...........................................          95,316               95,316
  Retained earnings .......................................................          73,412                9,953
  Accumulated other comprehensive income ..................................          (4,961)              (7,009)
                                                                                -----------         ------------
      Total shareholders' equity ..........................................         163,767               98,260
                                                                                -----------         ------------

      TOTAL                                                                     $   386,909         $    437,731
                                                                                ===========         ============

                 See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                           ------------------------
                                                                                               2002         2001
                                                                                           ----------     ---------
                                                                                           (In Thousands of Dollars,
                                                                                           Except per Share Amounts)
     NET SALES ....................................................................        $   277,209   $   245,594
                                                                                           -----------   -----------

     COSTS AND EXPENSES:
       Cost of sales ..............................................................            256,918       232,668
       Selling, general and administrative ........................................             14,541        11,754
       Discount on receivables sold to securitization
         affiliate ................................................................              1,930           964
       Depreciation and amortization ..............................................              3,355         3,814
       Asset impairment and other charges (Note 3) ................................              2,783             -
                                                                                           -----------   -----------
           Total ..................................................................            279,527       249,200
                                                                                           -----------   -----------

     OPERATING INCOME (LOSS) ......................................................             (2,318)       (3,606)
     INTEREST EXPENSE .............................................................               (584)       (5,910)
     COSTS ASSOCIATED WITH DEBT REPAID ............................................             (4,617)            -

     CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS ..................................               (315)          916

     GAIN ON SALE OF ASSETS .......................................................              1,424           (82)

     OTHER INCOME (EXPENSE) - net .................................................                862          (428)
                                                                                           -----------   -----------

     INCOME (LOSS) FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES ........................................................             (5,548)       (9,110)

     PROVISION FOR INCOME TAXES ...................................................                  -             -
                                                                                           -----------   -----------

     INCOME (LOSS) FROM CONTINUING OPERATIONS .....................................        $    (5,548)  $    (9,110)

     INCOME FROM DISCONTINUED OPERATIONS
       (including gain on disposal of $64,141) (Note 6) ...........................             69,007         8,271
                                                                                           -----------   -----------

     NET INCOME (LOSS) ............................................................        $    63,459   $     ( 839)
                                                                                           ===========   ===========

     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
       OF COMMON STOCK:
         Income (loss) from continuing operations .................................        $     (0.55)  $     (0.91)
         Income from discontinued operations ......................................               6.90          0.83
                                                                                           -----------   -----------
         Net income (loss) ........................................................        $      6.35   $     (0.08)
                                                                                           ===========   ===========

     WEIGHTED AVERAGE SHARES OUTSTANDING...........................................         10,000,000    10,000,000
                                                                                           ===========   ===========

                 See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                     --------------------------------
                                                                                           2002            2001
                                                                                     -------------     --------------
                                                                                         (In Thousands of Dollars)
OPERATING ACTIVITIES:
     Net income (loss) .........................................................     $    63,459          $    (839)
     Adjustments for non-cash and non-operating items:
       Recognition of deferred loss on hedge derivative
         instruments in net income .............................................               -               (645)
       Unrealized loss on interest rate swaps ..................................            (315)              (916)
       Inventory impairment ....................................................           1,920                  -
       Write off of deferred debt costs ........................................           2,420                  -
       Cash settlements on derivative instruments ..............................                              2,946
       Depreciation and amortization ...........................................           3,355              3,814
       Loss (Gain) on sale of assets ...........................................          (1,424)            (3,901)
       Loss (Gain) on sale of discontinued operations ..........................         (64,141)                 -
       Income from discontinued operations .....................................          (4,866)            (8,271)
       Other ...................................................................             (23)               673
     Changes in operating assets and liabilities:
       Accounts receivables ....................................................          10,122              5,932
       Inventories .............................................................          36,518            (16,339)
       Deferred costs and prepaid expenses .....................................         (14,622)             7,116
       Accounts payable - trade ................................................         (15,186)           (24,606)
       Other current liabilities ...............................................          (1,565)             9,777
                                                                                     -----------          ---------
     Net cash (used in) provided by continuing operations ......................          15,652            (24,851)
     Net cash provided by discontinued operations ..............................           5,694             10,106
                                                                                     -----------          ---------
Net cash provided by (used in) operating activities ............................          21,346            (15,153)
                                                                                     -----------          ---------

INVESTING ACTIVITIES:
     Capital expenditures - discontinued operations ............................            (155)              (126)
     Capital expenditures - continuing operations ..............................          (1,470)            (1,188)
     Proceeds from sale of marketable securities ...............................               -             21,479
     Proceeds from sale of assets ..............................................           6,093                  -
     Proceeds from sale of discontinued operations .............................         135,116                  -
     Other .....................................................................          (5,943)              (351)
                                                                                     -----------          ---------
Investing cash flow ............................................................         133,641             19,814
                                                                                     -----------          ---------

FINANCING ACTIVITIES:
     Short-term debt:
       Commodity Credit Corporation - advances .................................                             14,478
       Other - net .............................................................          (1,300)                 -
     Long term debt borrowings .................................................          35,000                  -
     Revolving credit repayment - net ..........................................         (25,040)           (11,481)
     Repayment of long-term debt ...............................................        (116,538)            (8,834)
     Repurchase accounts receivable ............................................         (37,268)                 -
                                                                                     -----------          ---------
Financing cash flow ............................................................        (145,146)            (5,837)
                                                                                     -----------          ---------

INCREASE(DECREASE) IN CASH AND TEMPORARY INVESTMENTS ...........................           9,841             (1,176)

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD ............................           5,885              7,331
                                                                                     -----------          ---------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD ..................................     $    15,726          $   6,155
                                                                                     ===========          =========

                 See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Three Months Ended December 31, 2002
                                   (UNAUDITED)

                                              Shares                                      Accumulated
                                                of                                           Other
                                              Common        Common        Retained       Comprehensive
                                               Stock         Stock        Earnings        Income(Loss)        Total
                                            -----------   -----------     --------       -------------      ---------
                                                                            (In Thousands of Dollars)
                                                          -----------------------------------------------------------
BALANCE SEPTEMBER 30, 2002 ..............     10,000,000      $95,316       $ 9,953          $(7,009)        $ 98,260
Comprehensive Income:
Net income (loss) .......................              -            -        63,459                -           63,459
Change in derivative
   fair value ...........................              -            -             -               87               87
Recognition of deferred
   losses in net income .................              -            -             -            1,961            1,961
                                                                                                             --------
Total Comprehensive Income ..............              -            -             -                -           65,507
                                              ----------      -------       -------          -------         --------

BALANCE DECEMBER 31, 2002 ...............     10,000,000      $95,316       $73,412          $(4,961)        $163,767
                                              ==========      =======       =======          =======         ========

                 See notes to consolidated financial statements.

                             IMPERIAL SUGAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

1.  ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

     Cost of Sales

     Payments to growers for sugarbeets are based in part upon the Company's average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond December 31. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. These financial statements include an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through December 31. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs incurred prior to production are deferred and allocated to production costs based on estimated production for each sugar manufacturing campaign. Additionally, the Company's sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions, including those described above, that affect the reported amounts as well as certain disclosures. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

     Reportable Segments

     The Company has previously identified two reportable segments: sugar and foodservice. The Company sold the majority of its foodservice division in December 2002, as discussed in footnote 6, and has reported the results of that business as discontinued operations. Therefore, the Company now operates and reports its business as one segment.

     Accounting Pronouncements

     Effective October 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 which, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations.

     Effective October 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which replaced Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

     Reclassifications

     Certain amounts in the prior year presentation have been reclassified to be consistent with fiscal 2003.

2.  LONG-TERM DEBT

     Long-term debt was as follows (in thousands of dollars):

                                              December 31,     September 30,
                                                 2002              2002
                                              ------------     -------------
     Senior bank agreements:
         Revolving credit facility              $     -         $ 25,040
         Term loans                              35,000          115,836
     Industrial revenue bonds                     3,840            3,840
     Non-interest bearing notes                  10,304           11,006
                                                -------         --------
         Total long-term debt                    49,144          155,722
     Less current maturities                     36,858            6,844
                                                -------         --------
     Long-term debt, net                        $12,286         $148,878
                                                =======         ========

     On December 31, 2002, the Company repaid its existing senior bank debt and entered into a $175 million Senior Secured Credit Facility. The new debt consists of a three-year $140 million (subject to a borrowing base calculation) senior secured revolving credit facility ("Revolver") and a three-year $35 million term loan ("Term Loan"). The funds from the new borrowing along with the proceeds of the sale of the foodservice division were used to repay existing senior bank debt, repurchase accounts receivable from the Company's accounts receivable securitization facility, and pay related fees and expenses associated with these transactions. At December 31, 2002, the Company had no outstanding borrowings under the Revolver and was obligated under $36 million of letters of credit issued under the Revolver.

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

     The Term Loan is repayable in monthly installments of approximately $583,000, commencing February 1, 2003 with final payment of the remaining balance due January 1, 2006. Although it has a final maturity date of January 1, 2006, the Company classified debt under the Senior Secured Credit Facility as current, pursuant to Emerging Issues Task Force Issue 95-22, as the agreement contains a subjective acceleration clause if there is a material adverse effect, in the opinion of the lender, and provides the lenders direct access to our cash receipts.

     The Company had interest rate swap agreements with a major financial institution which were terminated in December 2002, under which the Company paid a fixed interest rate of 6.01% on $90.6 million. The Company entered into a new interest rate swap agreement with a major financial institution in January 2003 under which the Company pays a fixed rate of 2.465% and receives a floating interest payment based on 3 month LIBOR, on a notional amount which starts at $25 million and reduces $1.75 million per quarter, until final maturity in December 2005.

     In connection with the sale of Michigan Sugar, in February 2002, the buyer assumed industrial revenue bonds totaling $18.5 million, for which the Company remains contingently liable.

3.  ASSET IMPAIRMENT AND OTHER CHARGES

     In December 2002, the Company ceased sugar refining operations at its Sugar Land, Texas facility and, subject to union negotiations, intends to continue packaging and distribution operations in Sugar Land. The Company recorded a charge in connection with this action as follows (in thousands of dollars):

     Impairment of Supplies Inventory .......................        $1,920
     Accrual for Cash Costs:
        Severance(for 40 salaried employees) ................           593
        Environmental Costs .................................            50
        Abandoned Lease Commitments and Other Cash Costs ....           220
                                                                     ------

     Total ..................................................        $2,783
                                                                     ======

     The supplies inventory impairment reduces to net realizable value inventories that are not readily transferable to the Company's other production facilities because of difference in equipment or process technologies.

         In conjunction with the cessation of refining operations in Sugar Land, the Company offered its affected bargaining unit employees severance of $2.3 million even though not required in the collective bargaining agreement in return for certain changes in the agreement. The union leadership rejected the Company's offer and filed a grievance alleging the Company owed unspecified severance pursuant to the existing contract. The Company estimates that severance calculated pursuant to the grievance calculations would be approximately $4 million. Based on the advice of counsel, the Company believes that its interpretation of the contract is correct and intends to contest the union's grievance.

         Changes in the accrued balance for future cash expenditures in conjunction with closing production facilities is summarized below (in thousands of dollars):

                                                       Accrued                                          Accrued
                                                     Balance at         Amounts           Amounts     Balance at
                                                    September 30,     Accrued in          Paid in    December 31,
                                                        2002          Fiscal 2003       Fiscal 2003      2002
                                                   -------------     ------------       -----------  ------------
     Accrual for cash charges:
         Severance                                                       $ 593                          $  593
         Environmental costs                           $1,444               50             $  22         1,472
         Abandoned lease commitments
           and other cash costs                           842              220                 -         1,062
                                                       ------            -----             -----        ------
              Total                                    $2,286            $ 863             $  22        $3,127
                                                       ======            =====             =====        ======

4.  SALE OF ACCOUNTS RECEIVABLE

         Previously the Company sold trade receivables to an unconsolidated, wholly-owned subsidiary of the Company that, in turn, borrowed from a third party lender. In December 2002, in connection with the sale of the foodservice segment and the refinancing of the Company's senior bank debt, the Company repurchased all receivables sold under the securitization facility and terminated the facility.

5.  STOCK OPTIONS

          During the three months ended December 31, 2002, the Company granted options to purchase 155,000 shares of common stock at prices ranging from $1.17 to $2.48 per share. The options which vest over a three year period, expire ten years after the date of grant.

          A total of 1,185,986 options to purchase common stock, which are potentially dilutive in future periods, were excluded from the computation of earnings per share because they were antidilutive for the three months ended December 31, 2002. There were no stock options outstanding during the three months ended December 31, 2001.


6.  DISCONTINUED OPERATIONS

         In October 2002, the Company completed the sale of its beet processing facilities in Sidney, Montana and Torrington, Wyoming, and its Hereford, Texas beet factory. Proceeds from the transaction were $34 million, approximately $925,000 of which was placed in escrow, resulting in a gain of approximately $3.1 million. Sales from these facilities were $88 million for the twelve months ended September 30, 2002.

         In December 2002, the Company completed the sale of its Diamond Crystal Brands ("DCB") foodservice division. The Company retained a substantial portion of the sugar product sales to the foodservice segment as a result of this disposition. The proceeds from the sale of this division were approximately $115 million (subject to certain post-closing adjustments), including $9.2 million placed in escrow for two years, resulting in a gain of approximately $61.0 million. DCB sales, excluding the portion of sugar product sales retained by the Company, were approximately $171.0 million for the twelve months ended September 30, 2002.

     The financial statements have been reclassified to reflect these operations as discontinued. The operating results of DCB have been included through December 30, 2002 and the operating results of Sidney, Torrington, and Hereford have been included through October 7, 2002. The net assets of discontinued operations prior to the date of sale were segregated on the balance sheet and components have been detailed below. No provision for income taxes on discontinued operations was recorded because of differences in the book and tax basis of the stock of DCB that was sold in December 2002.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                --------------------------------
                                                                                    2002                2001
                                                                                -------------       ------------
NET SALES ..................................................................       $   49,986       $   76,674
COST AND EXPENSES ..........................................................           44,625           70,564
DEPRECIATION ...............................................................              794            1,835
                                                                                   ----------       ----------
OPERATING INCOME FROM DISCONTINUED OPERATIONS ..............................            4,567            4,275
OTHER INCOME ...............................................................              303               13
GAIN ON SALE OF ASSETS .....................................................               (4)           3,983
PROVISION FOR INCOME TAXES .................................................                -                -
                                                                                   ----------       ----------
INCOME FROM DISCONTINUED OPERATIONS ........................................       $    4,866       $    8,271
                                                                                   ==========       ==========

Net assets of discontinued operations are as follows (in thousands of dollars):

                                                                                          September 30, 2002
                                                                                          ------------------
CURRENT ASSETS .............................................................                   $ 21,665
PROPERTY, PLANT AND EQUIPMENT, NET .........................................                     55,648
                                                                                               --------

       TOTAL ASSETS ........................................................                     77,313
                                                                                               --------

CURRENT LIABILITIES ........................................................                     17,395
OTHER LONG-TERM LIABILITIES ................................................                      8,239
                                                                                               --------
       TOTAL LIABILITIES ...................................................                     25,634
                                                                                               --------

     Net assets of discontinued operations .................................                   $ 51,679
                                                                                               ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

Overview

         We have significantly de-leveraged our balance sheet and improved our liquidity and our operating results since emerging from bankruptcy in August 2001. A key part of our strategy was the sale of surplus assets (for example, excess real estate and idle factory assets) and certain operating units. In the first quarter of fiscal 2003 we completed the sales of our Sidney, Montana, Torrington, Wyoming and Hereford, Texas sugarbeet factories and our foodservice business for gross proceeds of approximately $34 million and $115 million respectively. As a result, our total debt has been reduced from $231 million upon our emergence from bankruptcy to $51 million upon our refinancing completed December 31, 2002.

         In connection with our de-leveraging efforts, we have shifted our focus to marketing and distributing our sugar products in core geographic markets in the Southeast, Southwest and West Coast.

         We have historically operated in two domestic business segments. Our sugar segment produces and sells refined sugar and related products. Our foodservice segment, which we sold in December 2002, sold and distributed sugar and numerous other products to foodservice customers. The segments were managed separately because each business required different production techniques and marketing strategies.

Liquidity and Capital Resources

     On December 31, 2002, we entered into a new credit facility with a group of lenders led by Bank of America and General Electric Capital Corporation. The initial funding under the new facility, together with the cash proceeds from the sale of our foodservice operations, was used to repay our existing senior bank debt and repurchase accounts receivable sold under our securitization agreement, which were both terminated. The new facility consists of a $35 million three-year term loan and a $140 million (subject to a borrowing base calculation) three-year revolving credit facility, including a $50 million sub-limit for letters of credit. At December 31, 2002 we had no outstanding borrowings under the revolving credit facility. As of February 13, 2003, we had no outstanding revolving credit facility borrowings and had unused borrowing capacity of $27 million pursuant to the borrowing base calculation under the revolving credit facility.

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

         In addition, the agreement requires that, commencing September 30, 2003, we comply each quarter with the following:

         . a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA")
         . a minimum fixed charge coverage ratio

     The facility also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of January 1, 2006, the Company has classified debt under the new credit facility as current, pursuant to Emerging Issues Task Force Issue 95-22 as the agreement contains a subjective acceleration clause if there is a material adverse effect, in the opinion of the lenders, and provides the lenders direct access to our cash receipts.

         Interest on the term loan accrues at LIBOR plus a margin that varies (based on utilization) between 2.75% and 3.50% or at a base rate (the Bank of America prime rate) plus a margin that varies from 0.25% to 1.00%. Interest on revolving credit borrowings accrue at LIBOR plus a margin of 2.25% to 3.00% or the base rate plus a margin of zero to 0.50%.

         Our capital expenditures for fiscal 2003 are expected to total $20 million, and include productivity, packaging, and computer systems improvements, as well as normal replacement projects.

         Our sugar production operations require seasonal working capital. Following the sale of our Rocky Mountain sugarbeet factories, which had substantial working capital requirements in the first half of our 2002 fiscal year, this seasonal requirement is expected to peak during our third fiscal quarter when inventory levels are high, and a substantial portion of the payment to raw material supplies have been made. Management believes that the credit facility and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs for at least the next twelve months.

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

         Net sales increased $31.6 million, or 12.9%, for the three months ended December 31, 2002 compared to 2001 primarily due to a 7% increase in sugar prices as well as somewhat higher sales volumes. Following a period of oversupply and low prices in prior years, the domestic sugar markets experienced increases in sugar prices during fiscal 2002. Because of our forward priced sales contracts, some of which are written on a calendar year basis, we saw prices rising during the first quarter of fiscal 2002 and level off in later quarters. Our prices realized in the first quarter of fiscal 2003 are higher than those during the same period last year, and we expect that they will remain above corresponding prior year levels for the remainder of the year.

         Cost of sales for the three months ended December 31, 2002 increased by $24.2 million or 10.4% compared to the same period for 2001. Increased cost of sales was a result of higher raw material and manufacturing costs (both fixed and variable) at sugar cane and sugarbeet facilities. Sugarbeet costs increased in proportion to sales price increases and raw cane costs increased due to market factors. Manufacturing costs were higher due primarily to increased energy prices and employee benefit costs. Absent a change in the energy markets, we expect that energy costs will continue to increase. Gross margin as a percentage of revenue increased from 5.3% for the three months ended December 31, 2001 to 7.3% for the three months ended December 31, 2002, as the increase in cost of sales was less than the increase in refined sugar prices.

         A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and extend for up to one year. Additionally, the Company prices a portion of its raw sugar purchases in advance of the time of delivery either through pricing provisions of its raw sugar contracts or through hedging transactions in the raw sugar futures market. As a result, the Company's realized sales prices, as well as its realized raw sugar costs, lagged market price changes for the three months ended December 31, 2002.

         The Company incurred approximately $2.8 million in charges in the quarter ended December 31, 2002 associated with discontinuance of refining at the Sugar Land refinery. These costs include severance, impairment of inventory and environmental costs.

         Selling, general and administrative costs increased $2.8 million or 23.7% for the three months ended December 31, 2002 compared to 2001, primarily due to increased professional fees and other costs incurred in connection with our initiatives to rationalize our businesses and restructure our capital requirements, including trailing bankruptcy costs. Such costs totaled $2.1 million in the three months ended December 31, 2002 and $0.7 million in the three months ended December 31, 2001. Additionally, increased medical and pension costs, partially offset by a decrease in advertising and marketing costs, contributed to the increase in selling general and administrative costs in the quarter.

         Depreciation and amortization decreased primarily as a result of sales of assets disposed of in the Michigan and Worland beet factory sales in February and June 2002, respectively.

     Interest expense decreased $5.3 million for the three months ended December 31, 2002 compared to 2001 as a result of lower market interest rates and lower borrowing levels resulting from the sale of business units. As a result of our repaying the senior bank debt in December 2002, the prior bank agreement provided for a refund of interest of $2.1 million which had been charged to expense in fiscal 2002; interest expense in the first quarter of fiscal 2003 has been reduced by this amount.

         The Company incurred costs of $4.6 million for the three months ended December 31, 2002, related to the write-off of prior deferred debt costs during the refinancing of the senior secured debt facility, as well as restructuring advisory fees incurred in the process of refinancing the prior credit facility.

         We realized gains on sales of surplus real estate totaling $1.4 million during the quarter ended December 31, 2002.

         Income from discontinued operations includes the operating results of DCB and the sugarbeet factories in Sidney, Torrington and Hereford through the dates of their sale, as well as the gains realized on the sale of these businesses.

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

         The information in the table below presents our domestic and world raw sugar futures positions outstanding as of December 31, 2002. Our world sugar option positions are not material to our consolidated financial position, results of operations or cash flows.

                                                                                Expected              Expected
                                                                                Maturity              Maturity
                                                                               Fiscal 2003           Fiscal 2004
                                                                               -----------           -----------
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.) ...................................................      2,713,760               263,200
Weighted Average Contract Price (per cwt.) ................................    $     22.18           $     21.66
Contract Amount ...........................................................    $60,201,527           $ 5,700,127
Weighted Average Fair Value (per cwt.) ....................................    $     22.25           $     21.89
Fair Value ................................................................    $60,390,254           $ 5,762,445

                                                                                         Expected Maturity
                                                                                            Fiscal 2003
                                                                                            -----------
World Futures Contracts (long positions):
Contract Volumes (mmbtu) ..................................................                    1,102,080
Weighted Average Contract Price (per mmbtu) ...............................                   $     6.29
Contract Amount ...........................................................                   $6,937,507
Weighted Average Fair Value (per mmbtu) ...................................                   $     6.75
Fair Value ................................................................                   $7,436,166

         The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

         The information in the table below presents our natural gas futures and options positions outstanding as of December 31, 2002.

                                                                          Expected Maturity
                                                                             Fiscal 2003
                                                                             -----------
Futures Contracts (long positions):
Contract Volumes (mmbtu) .............................................        1,650,000
Weighted Average Contract Price (per mmbtu) ..........................       $     3.85
Contract Amount ......................................................       $6,346,795
Weighted Average Fair Value (per mmbtu) ..............................       $     4.44
Fair Value ...........................................................       $7,332,450

Natural Gas Option Contracts (long positions):
Contract Volumes .....................................................        2,000,000
Weighted Average Strike Price ........................................       $     3.60
Contract Amount ......................................................       $  975,999
Fair Value ...........................................................       $2,087,450

Natural Gas Option Contracts (short positions):
Contract Volumes .....................................................          300,000
Weighted Average Strike Price ........................................       $     3.80
Contract Amount ......................................................       $  152,499
Fair Value ...........................................................       $   37,950

       During December 2002, the Company terminated its interest swap agreement. The Company entered into a new swap agreement in January 2003 as described in footnote 2 to the financial statements.

Item 4.   CONTROLS AND PROCEDURES

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

       (b)    Reports on Form 8-K

                   During the three months ended December 31, 2002, the Company filed one current report on Form 8-K on October 15, 2002, in connection with the sale of its beet processing facilities in Sidney, Montana, Torrington, Wyoming and Hereford, Texas.

                    The Company filed a current report on Form 8-K on January 9,
               2003 in connection with the adoption of its Shareholder Rights Plan.

                   The Company filed a current report on Form 8-K on January 14,
              2003 in connection with the sale of its Diamond Crystal Brands foodservice business.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IMPERIAL SUGAR COMPANY
                                                  (Registrant)


Dated:  February 14, 2003                   By:    /s/ Darrell D. Swank
                                                   -----------------------------
                                                   Darrell D. Swank
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                  CERTIFICATION

I, Robert A. Peiser, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Imperial Sugar Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003              By:  /s/ Robert A. Peiser
                                         ---------------------------------------
                                           Robert A. Peiser
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Darrell D. Swank, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Imperial Sugar Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003                   By: /s/ Darrell D. Swank
                                              ----------------------------------
                                                Darrell D. Swank
                                                Executive Vice President and
                                                Chief Financial Officer