Form 10-Q
period 2003-03-31
IMPERIAL SUGAR CO /NEW/
filed 2003-05-15
CIK 831327

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

For the quarterly period ended March 31, 2003

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

                                 Yes [X] No [_]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 2003.

                               10,008,000 shares.
================================================================================

                             IMPERIAL SUGAR COMPANY

                                      Index

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance Sheets ...........................    3
                  Consolidated Statements of Operations .................    4
                  Consolidated Statements of Cash Flows .................    5
                  Consolidated Statements of Changes in
                  Shareholders' Equity ..................................    6
                  Notes to Consolidated Financial Statements ............    7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........   13

         Item 3.  Quantitative and Qualitative Disclosure
                  About Market Risk .....................................   16

         Item 4.  Controls and Procedures ...............................   18

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders ...   18

         Item 6.  Exhibits and Reports on Form 8-K ......................   19


                             ----------------------

                           Forward-Looking Statements

     Statements regarding future market prices and margins, future operating results, sugarbeet acreage, operating efficiencies, future government action, cost savings, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

         o  expect                 o  project                o  estimate
         o  believe                o  anticipate             o  likely
         o  plan                   o  intend                 o  could
         o  should                 o  may                    o  predict
         o  budget

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

                         PART I - FINANCIAL INFORMATION

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                      MARCH 31,              SEPTEMBER 30,
                                                                                        2003                     2002
                                                                                      ---------                ---------
                                                                                            (In Thousands of Dollars)
                                 ASSETS
CURRENT ASSETS:
  Cash and temporary investments ...............................................      $  49,944                 $   5,885
  Marketable securities ........................................................          2,541                     2,907
  Accounts receivable (Note 4) .................................................         71,647                    31,788
  Notes receivable-securitization affiliate (Note 4) ...........................            -                       7,084
  Inventories:
    Finished products ..........................................................         44,859                    92,303
    Raw and in-process materials ...............................................         29,837                    39,161
    Supplies ...................................................................          9,074                    11,544
                                                                                      ---------                 ---------
      Total inventory ..........................................................         83,770                   143,008
  Deferred costs and prepaid expenses ..........................................         17,691                    11,364
  Net assets of discontinued operations (Note 6) ...............................            -                      58,548
                                                                                      ---------                 ---------
      Total current assets .....................................................        225,593                   260,584

OTHER INVESTMENTS ..............................................................         11,670                    14,280

INVESTMENT IN SECURITIZATION AFFILIATE (Note 4) ................................            -                      13,895

PROPERTY, PLANT AND EQUIPMENT - net ............................................        142,358                   151,071

OTHER ASSETS ...................................................................         15,336                     4,770
                                                                                      ---------                 ---------

      TOTAL ....................................................................      $ 394,957                 $ 444,600
                                                                                      =========                 =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade .....................................................      $  58,256                 $  61,904
  Short-term borrowings ........................................................            826                     3,445
  Current maturities of long-term debt (Note 2) ................................         34,261                     6,844
  Other current liabilities ....................................................         50,734                    50,340
                                                                                      ---------                 ---------
      Total current liabilities ................................................        144,077                   122,533

LONG-TERM DEBT - net of current maturities (Note 2) ............................         12,145                   148,878

DEFERRED EMPLOYEE BENEFITS AND OTHER............................................        113,155                    74,929

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, without par value, issuable in
   series; 5,000,000 shares authorized, none issued ............................            -                         -
  Common stock, without par value;
   50,000,000 shares authorized ................................................         95,316                    95,316
  Retained earnings ............................................................         73,088                     9,953
  Accumulated other comprehensive income .......................................        (42,824)                   (7,009)
                                                                                      ---------                 ---------
      Total shareholders' equity ...............................................        125,580                    98,260
                                                                                      ---------                 ---------

      TOTAL ....................................................................      $ 394,957                 $ 444,600
                                                                                      =========                 =========

                See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended                       Six Months Ended

                                                                         March 31                                March 31,
                                                              --------------------------------      --------------------------------
                                                                   2003              2002                2003                2002
                                                              -------------      -------------      --------------      ------------
                                                                        (In Thousands of Dollars, Except per Share Amounts)

NET SALES ..............................................      $    239,657       $    244,795       $    516,866       $    490,389
                                                              ------------       ------------       ------------       ------------

COSTS AND EXPENSES:
  Cost of sales ........................................           226,521            225,604            483,439            458,272
  Selling, general and administrative ..................            12,776             13,850             27,317             25,604
  Discount on receivables sold to
    securitization affiliate ...........................               -                  630              1,930              1,594
  Depreciation and amortization ........................             5,292              3,795              8,647              7,609
  Asset impairment and other charges
    (Note 3) ...........................................               (93)               -                2,690                -
                                                              ------------       ------------       ------------       ------------

      Total ............................................           244,496            243,879            524,023            493,079
                                                              ------------       ------------       ------------       ------------

OPERATING INCOME (LOSS) ................................            (4,839)               916             (7,157)            (2,690)
INTEREST EXPENSE .......................................            (1,447)            (4,374)            (2,031)           (10,284)
COSTS ASSOCIATED WITH DEBT REPAID ......................               -                  -               (4,617)               -

CHANGE IN FAIR VALUE OF INTEREST
    RATE SWAPS .........................................              (295)             1,178               (610)             2,094

GAIN ON SALE OF ASSETS .................................               221             13,901              1,645             13,819

OTHER INCOME (EXPENSE) - net ...........................               353               (278)             1,215               (706)
                                                              ------------       ------------       ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES ................................            (6,007)            11,343            (11,555)             2,233

PROVISION FOR INCOME TAXES .............................               -                  -                  -                  -
                                                              ------------       ------------       ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS ...............            (6,007)            11,343            (11,555)             2,233

INCOME FROM DISCONTINUED OPERATIONS
    (Note 6) ...........................................             5,683              2,951             74,690             11,222
                                                              ------------       ------------       ------------       ------------

NET INCOME (LOSS) ......................................      $       (324)      $     14,294       $     63,135       $     13,455
                                                              ============       ============       ============       ============

BASIC AND DILUTED EARNINGS (LOSS) PER
  SHARE OF COMMON STOCK:
    Income (loss) from continuing
      operations) ......................................      $      (0.60)      $       1.13       $      (1.16)      $       0.23
    Income from discontinued operations ................              0.57               0.30               7.47               1.12
                                                              ------------       ------------       ------------       ------------

    Net income (loss) ..................................      $      (0.03)      $       1.43       $       6.31       $       1.35
                                                              ============       ============       ============       ============


WEIGHTED AVERAGE SHARES OUTSTANDING ....................        10,000,000         10,000,000         10,000,000         10,000,000
                                                              ============       ============       ============       ============

                 See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                                  Six Months Ended
                                                                                                      March 31,
                                                                                          --------------------------------
                                                                                              2003                 2002
                                                                                          ---------              ---------
                                                                                              (In Thousands of Dollars)
OPERATING ACTIVITIES:
     Net income ................................................................          $  63,135              $  13,455
     Adjustments for non-cash and non-operating items:
       Recognition of deferred loss on hedge derivative
         instruments in net income .............................................             (1,907)                (1,553)
       Unrealized loss on interest rate swaps ..................................               (610)                  (916)
       Inventory impairment ....................................................              2,393                    -
       Write off of deferred debt costs ........................................              2,420                    -
       Cash settlements on derivative instruments ..............................              3,492                  3,606
       Depreciation and amortization ...........................................              8,647                  7,609
       Loss (Gain) on sale of assets ...........................................             (1,645)                   -
       Loss (Gain) on sale of discontinued operations ..........................            (69,824)               (17,873)
       Income from discontinued operations .....................................             (4,866)               (11,222)
       Other ...................................................................               (254)                 1,197
     Changes in operating assets and liabilities:

       Accounts receivables ....................................................              2,337                  7,842
       Inventories .............................................................             55,361                 13,704
       Deferred costs and prepaid expenses .....................................             (6,639)                (9,951)
       Accounts payable - trade ................................................             (4,644)               (30,890)
       Other current liabilities ...............................................                772                  2,780
                                                                                          ---------              ---------
     Net cash (used in) provided by continuing operations ......................             48,168                (22,212)
     Net cash provided by discontinued operations ..............................              5,693                 13,715
                                                                                          ---------              ---------
Net cash provided by (used in) operating activities ............................             53,861                 (8,497)
                                                                                          ---------              ---------

INVESTING ACTIVITIES:
     Capital expenditures - discontinued operations ............................               (155)                (1,031)
     Capital expenditures - continuing operations ..............................             (4,714)                (4,186)
     Proceeds from sale of assets ..............................................              6,766                 50,565
     Proceeds from sale of discontinued operations .............................            139,992                    -
     Other .....................................................................             (2,826)                (1,266)
                                                                                          ---------              ---------
Investing cash flow ............................................................            139,063                 44,082
                                                                                          ---------              ---------

FINANCING ACTIVITIES:
     Short-term debt:

       Commodity Credit Corporation - advances, net ............................                -                   21,774
       Other - net .............................................................             (2,281)                   (98)
     Long-term debt borrowings .................................................             32,403                    -
     Revolving credit repayment - net ..........................................            (25,040)               (19,143)
     Repayment of long-term debt ...............................................           (116,679)               (20,100)
     Repurchase accounts receivable ............................................            (37,268)                   -
                                                                                          ---------              ---------
Financing cash flow ............................................................           (148,865)               (17,567)
                                                                                          ---------              ---------

INCREASE IN CASH AND TEMPORARY INVESTMENTS .....................................             44,059                 18,018

CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD ............................              5,885                  7,331
                                                                                          ---------              ---------

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD ..................................          $  49,944              $  25,349
                                                                                          =========              =========

                See notes to consolidated financial statements.

                     IMPERIAL SUGAR COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the Six Months Ended March 31, 2003
                                   (UNAUDITED)

                                                  Shares                                       Accumulated
                                                    of                                            Other
                                                  Common          Common       Retained       Comprehensive
                                                   Stock           Stock       Earnings       Income (Loss)       Total
                                                 ----------       ------       --------       -------------      -------
                                                                                 (In Thousands of Dollars)
BALANCE SEPTEMBER 30, 2002 ................      10,000,000      $95,316        $9,953          $(7,009)         $98,260
Comprehensive income:
Net income ................................             -            -          63,135              -             63,135
Change in derivative
   fair value .............................             -            -             -              3,492            3,492
Recognition of deferred
   gains in net income ....................             -            -             -             (1,907)          (1,907)
Change in minimum
   pension liability ......................             -            -             -            (37,400)         (37,400)
                                                                                                                 -------
Total comprehensive income ................             -            -             -                -             27,320
                                                 ----------       ------        ------          -------          -------
BALANCE MARCH 31, 2003 ....................      10,000,000      $95,316       $73,088         $(42,824)        $125,580
                                                 ==========       ======        ======          =======          =======




                 See notes to consolidated financial statements.

                             IMPERIAL SUGAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002

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

     Reportable Segments

     The Company has previously identified two reportable segments: sugar and foodservice. The Company sold the majority of its foodservice division in December 2002, as discussed in footnote 6, and has reported the results of that business as discontinued operations. Therefore, the Company now operates its business as one segment.

     Accounting Pronouncements

     Effective October 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 which, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations.

     Effective October 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be disposed of by sale, including discontinued operations, and be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

     Effective January 2003, the Company adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which replaced Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This had no effect at the date of adoption.

     Effective January 2003, the Company adopted Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." This Statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, this statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which the Company has elected not to adopt at this time. The Company has provided the results of this adoption in footnote three.

     Reclassifications

     Certain amounts in the prior year presentation have been reclassified to be consistent with fiscal 2003.

2.  LONG-TERM DEBT

     Long-term debt was as follows (in thousands of dollars):

                                                        March 31, September 30,
                                                          2003       2002
                                                        --------   --------
   Senior bank agreements:

     Revolving credit facility .......................  $    -     $ 25,040
     Term loan .......................................    32,403    115,836
   Industrial revenue bonds ..........................     3,760      3,840
   Non-interest bearing notes ........................    10,243     11,006
                                                        --------   --------
     Total long-term debt ............................    46,406    155,722
   Less current maturities ...........................    34,261      6,844
                                                        --------   --------
   Long-term debt, net ...............................  $ 12,145   $148,878
                                                        ========   ========

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

     The new facility is secured by substantially all of the Company's assets and all subsidiaries of the Company are borrowers or guarantors under the facility. The agreement contains financial covenants which require, commencing September 30, 2003, maintenance of a minimum EBITDA level and a minimum fixed charge coverage ratio.

     Interest rates on the term loan are LIBOR plus a margin of 2.75% to 3.50% or prime plus 0.25% to 1.00%. Interest rates on the revolver are LIBOR plus a margin of 2.25% to 3.00% or prime plus zero to 0.50%.

     The term loan is repayable in monthly installments of approximately $583,000, commencing February 1, 2003 with final payment of the remaining balance due December 31, 2005. Although it has a final maturity date of December 31, 2005, the Company has classified debt under the Senior Secured Credit Facility as current, pursuant to Emerging Issues Task Force Issue 95-22, as the agreement contains a subjective acceleration clause if there is a material adverse effect, in the opinion of the lender, and provides the lenders direct access to our cash receipts.

     In connection with the sale of Michigan Sugar, in February 2002, the buyer assumed industrial revenue bonds totaling $18.5 million, for which the Company remains contingently liable.

3.  ASSET IMPAIRMENT AND OTHER CHARGES

     In December 2002, the Company ceased sugar refining operations at its Sugar Land, Texas facility and in March 2003, the Company determined that it would discontinue its remaining packaging and distribution operations in Sugar Land during the third quarter of fiscal 2003. Additionally, the Company settled a lease obligation previously recorded in connection with the closure of two beet factories in 2001. The Company recorded charges and credits during the six months ended 2003 as follows (in thousands of dollars):

  Sugar Land Refinery:
    Impairment of supplies inventory ............................       $2,393
    Accrual for cash costs:
       Severance (for 50 salaried employees) ....................          869
       Environmental costs ......................................           50
       Abandoned lease commitments and other cash costs .........          220
                                                                       -------
    Total Sugar Land refinery ...................................        3,532
                                                                       -------
 Adjust liability upon settlement of lease obligation ...........         (842)
                                                                       -------
    Total .......................................................      $ 2,690
                                                                       =======

     The supplies inventory impairment reduces to net realizable value inventories that are not readily transferable to the Company's other production facilities because of differences in equipment or process technologies.

     Changes in the accrued balance for future cash expenditures in conjunction with closing production facilities is summarized below (in thousands of dollars):


                                Accrued                                               Other            Accrued
                              Balance at          Amounts           Amounts        Adjustments       Balance at
                             September 30,      Accrued in          Paid in            in             March 31,
                                 2002           Fiscal 2003       Fiscal 2003      Fiscal 2003          2003
                          -----------------     -----------       -----------      -----------     -------------
Accrual for
  cash charges:
  Severance ...........              -              $  869           $ (380)              -             $  489
  Environmental
     costs ............           $1,444                50              (36)              -              1,458
  Abandoned lease
     commitments
     and other
     cash costs .......              842               220               (7)             (842)             213
                                   -----             -----            -----             -----            -----
         Total ........           $2,286            $1,139           $ (423)           $ (842)          $2,160
                                   =====             =====            =====             =====            =====

     Based on the decision to cease packaging and warehousing operations in Sugar Land, the Company has evaluated the recoverability of the book values of assets that will not be relocated and shortened the remaining service lives of those assets pursuant to Statement of Financial Accounting Standards No. 144. Approximately $4 million of assets were determined to have a remaining service life of two months, resulting in additional depreciation charges of $2 million recorded in March 2003. The remaining depreciation amount of $2 million will be recorded in the third fiscal quarter.

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

5.  STOCK OPTIONS

     During the six months ended March 31, 2003, the Company granted options to purchase 452,000 shares of common stock as follows:

                                                 Strike Price
              Shares                               Per Share
              ------                          -----------------
              60,000                               $1.170
               9,000                                1.350
              60,000                                2.015
              26,000                                2.475
             297,000                                5.575
             -------
             452,000

     The options, which vest over a three-year period, expire ten years after the date of grant. Additionally, the Company granted stock appreciation rights
(SARs) to certain employees based on 119,000 shares, at a stated price of $1.35 per share. The SARs provide the right to receive, at the date the rights are exercised, cash equal to the market appreciation between the stated price and the current market value to a maximum appreciation value of $5.55 per share. The SARs vest over a three-year period and expire 10 years from date of grant. The Company accrues for the value of the SARs over the vesting term.

     A total of 1,457,456 options to purchase common stock, which are potentially dilutive in future periods, were excluded from the computation of earnings per share because they were antidilutive for the six months ended March 31, 2003.

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company measures compensation cost using the intrinsic value method prescribed in by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's reported net loss and net loss per share would have been different had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as shown in the pro forma amounts below:


                                                                     Three Months Ended
                                                                       March 31, 2003
                                                                     -----------------
     Net loss, as reported ....................................        $      (324)
     Deduct: Total stock-based employee compensation:
       Expense determined under fair value based method........               (129)
                                                                       -----------
     Pro forma net loss .......................................        $      (453)
                                                                       ===========
     Net loss per share, Basic and Diluted:
       As reported ............................................        $     (0.03)
                                                                       ===========
       Pro forma ..............................................        $     (0.05)
                                                                       ===========

For purpose of estimating the fair value of options on their date of grant, the Black-Scholes option-pricing model was used with the following assumptions:

         Expected stock price volatility                            4.5 - 6.5%
         Risk-free interest rate                                    2.9 - 4.2%
         Expected life of options                                   5.0


6.  DISCONTINUED OPERATIONS

     In October 2002, the Company completed the sale of its beet processing facilities in Sidney, Montana and Torrington, Wyoming, and its Hereford, Texas beet factory with a book value of approximately $31 million. Gross sales price in the transaction was $35 million, approximately $925,000 of which was placed in escrow, resulting in a gain of approximately $2.9 million.

     In December 2002, the Company completed the sale of its Diamond Crystal Brands ("DCB") foodservice division for a gross sales price of approximately $121 million after certain post-closing working capital adjustments of approximately $5.6 million. The Company retained a substantial portion of the sugar product sales to the foodservice segment as a result of this disposition. Approximately $9.2 million of proceeds from this transaction were placed in escrow for two years. The sale of this division, which had a book value of approximately $49 million, resulted in a gain of approximately $67.0 million.

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

Summary operating results of discontinued operations are as follows (in thousands of dollars):

                                                       Six Months Ended                  Three Months Ended
                                                           March 31,                          March 31,
                                                -----------------------------     ------------------------------
                                                    2003             2002             2003              2002
                                                -------------   -------------     -------------    -------------
NET SALES ...............................          $ 49,986       $ 138,281                           $ 61,607
COST AND EXPENSES .......................            44,625         128,602                             58,038
DEPRECIATION ............................               794           2,493                                658
                                                   --------       ---------                            -------
OPERATING INCOME FROM
   DISCONTINUED OPERATIONS ..............             4,567           7,186                              2,911
OTHER INCOME (LOSS) .....................               303             (18)                               (31)
GAIN (LOSS) ON SALE OF ASSETS ...........                (4)          4,054                                 71
PROVISION FOR INCOME TAXES ..............               -               -                                  -
                                                   --------       ---------                            -------
INCOME FROM DISCONTINUED
   OPERATIONS BEFORE GAIN ...............             4,866          11,222                              2,951
GAIN ON DISPOSAL ........................            69,824             -            $ 5,683               -
                                                   --------       ---------          -------           -------
INCOME FROM DISCONTINUED
   OPERATIONS ...........................          $ 74,690       $  11,222          $ 5,683           $ 2,951
                                                   ========       =========          =======           =======

Net Assets of discontinued operations are as follows (in thousands of dollars):

                                                              September 30, 2002
                                                              ------------------

CURRENT ASSETS .........................................             $21,665
PROPERTY, PLANT AND EQUIPMENT, NET .....................              55,648
                                                                     -------

       TOTAL ASSETS ....................................              77,313
                                                                     -------

CURRENT LIABILITIES ....................................              17,395
OTHER LONG-TERM LIABILITIES ............................               1,370
                                                                     -------
       TOTAL LIABILITIES ...............................              18,765
                                                                     -------

     Net assets of discontinued operations .............             $58,548
                                                                     =======

7.  DERIVATIVES

     In the three months ended March 31, 2003, the Company recognized approximately $945,000 of gains on natural gas hedge positions which no longer qualified for deferral accounting as "highly effective" under Statement of Financial Accounting Standards No. 133. As a result, these hedge gains will not be available to offset higher physical gas costs expected for the third and fourth quarters.

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

8.  PENSION LIABILITY

     During the second quarter of fiscal 2003 the Company froze benefits under its salaried pension plan which, along with the reduction of participants resulting from the sale of DCB, was accounted for as a curtailment pursuant to Statement of Financial Accounting Standards No. 88. As a result of the curtailment, the projected benefit obligation for the salaried plan decreased; this actuarial gain was offset against existing unrecognized actuarial losses. No gain or loss was recognized in the income statement. As a result of an updated valuation required by the curtailment, the Company's minimum pension liability increased $37 million with a corresponding charge to Other Comprehensive Income. This increase was driven by two factors, a lower interest rate assumption (6.5% versus 7.25%) for discounting future cash flows and lower market values of plan assets as a result of unfavorable market conditions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

Overview

     We have significantly de-leveraged our balance sheet and improved our liquidity and our operating results since emerging from bankruptcy in August 2001. A key part of our strategy was the sale of certain operating units as well as the sale of surplus assets (for example, excess real estate and idle factory assets). In the first quarter of fiscal 2003 we completed the sales of our Sidney, Montana, Torrington, Wyoming and Hereford, Texas sugarbeet factories and our foodservice business for gross proceeds of approximately $34 million and $121 million respectively. As a result, our total debt has been reduced from $231 million upon our emergence from bankruptcy to $46 million at March 31, 2003.

     We have historically operated in two domestic business segments. Our sugar segment produces and sells refined sugar and related products. Our foodservice segment, which we sold in December 2002, sold and distributed sugar and numerous other products to foodservice customers. We retained a substantial portion of the sugar product sales to the foodservice market. The segments were managed separately because each business required different production techniques and marketing strategies.

Liquidity and Capital Resources

     On December 31, 2002, we entered into a new credit facility with a group of lenders led by Bank of America and General Electric Capital Corporation. The initial funding under the new facility, together with the cash proceeds from the sale of our foodservice operations, was used to repay our existing senior bank debt and repurchase accounts receivable sold under our securitization agreement, which were both terminated. The new facility consists of a $35 million three-year term loan and a $140 million (subject to a borrowing base calculation) three-year revolving credit facility, including a $50 million sub-limit for letters of credit. At March 31, 2003, we had no outstanding borrowings under the revolving credit facility. As of May 13, 2003, we had no outstanding revolving credit facility borrowings and had unused borrowing capacity of $28 million pursuant to the borrowing base calculation under the revolving credit facility. Additionally, we had $50 million of cash and temporary investments at March 31, 2003.

     Our sugar production operations require significant amounts of seasonal working capital. These seasonal requirements are expected to peak during our third fiscal quarter when inventory levels are high, and a substantial portion of the payment to raw material suppliers have been made. Management believes that the credit facility, existing cash balances, and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs for at least the next twelve months.

     The facility is secured by substantially all of our assets and all subsidiaries of the Company are borrowers or guarantors under the facility. The agreement contains covenants limiting our ability to, among other things:

     o    incur other indebtedness

     o    incur other liens

     o    undergo any fundamental changes

     o    declare or pay dividends

     o    engage in transactions with affiliates

     o    enter into sale and leaseback transactions

     o    change our fiscal periods

     o    enter into mergers or consolidations

     o    sell assets

     o    prepay other debt

     In addition, the agreement requires that, commencing September 30, 2003, we comply each quarter with the following:

     o a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA")

     o    a minimum fixed charge coverage ratio

     The facility also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2005, the Company has classified debt under the new credit facility as current, pursuant to Emerging Issues Task Force Issue 95-22 as the agreement contains a subjective acceleration clause if there is a material adverse effect, and provides the lenders direct access to our cash receipts.

     Interest on the term loan accrues at LIBOR plus a margin that varies (based on utilization) between 2.75% and 3.50% or at a base rate (the Bank of America prime rate) plus a margin that varies from 0.25% to 1.00%. Interest on revolving credit borrowings accrue at LIBOR plus a margin of 2.25% to 3.00% or the base rate plus a margin of zero to 0.50%.

     Our capital expenditures for fiscal 2003 are expected to total approximately $20 million, and include productivity, packaging, and information technology improvements, as well as normal replacement projects.

Results of Operations

   Industry Environment

     Our results of operations substantially depend on market factors, including domestic prices for refined sugar and raw cane sugar, the quantity and quality of sugarbeets available to us and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar and the marketing of domestic refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries.

     Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing.

     Three and Six Months Ended March 31, 2003

     Net sales from continuing operations decreased $5.1 million, or 2.1%, for the three months ended March 31, 2003 compared to 2002 due to lower volumes, in part due to the closure of the Sugar Land refinery and related rationalization of our business, as well as the timing of the Easter holiday, which more than offset a 3% increase in sugar prices. For the six-month period, net sales from continuing operations increased $26.5 million, or 5.4%, primarily on the strength of domestic sales prices which were 5% higher. Following a period of oversupply and low prices in prior years, the domestic sugar markets experienced increases in sugar prices during fiscal 2002. Because of our forward priced sales contracts, some of which are written on a calendar year basis, we saw prices rising during the first half of fiscal 2002 and level off in later quarters. Our prices realized in the first half of fiscal 2003 are higher than those during the same period last year.

     Cost of sales as a percentage of net sales for the three months ended March 31, 2003, increased to 94.5% from 92.2% in the prior year's period primarily as a result of higher raw sugar costs and higher energy costs. Inefficient operations at the Company's Sugar Land, Texas facility, which ceased refining operations in December 2002, but continued to package and distribute product during this quarter, contributed to higher costs. The Company decided in early March 2003, that it would discontinue remaining packaging and distribution operations in Sugar Land in the third fiscal quarter. We expect to continue to experience high cost in the Sugar Land facility through the discontinuation of its remaining operations in the third quarter. For the six-month period ended March 31, 2003, cost of sales as a percentage of net sales was unchanged at 93.5% as the increase in sales prices offset higher raw material and energy costs. Sugar refining is an energy intensive industry and our production facilities consume approximately 5 million mmbtu of natural gas per year. We have hedged a significant portion of our natural gas requirements for the balance of fiscal 2003, and in the second quarter we recognized approximately $945,000 in gains on such hedge positions which no longer qualified for deferral accounting. As a result, these gains will not be available to offset higher physical gas costs expected for the third and fourth quarters. Absent a change in the energy markets, we expect energy costs to continue to be higher in future periods.

     A significant portion of the Company's industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and extend for up to one year. Additionally, the Company prices a portion of its raw sugar purchases in advance of the time of delivery either through pricing provisions of its raw sugar contracts or through hedging transactions in the raw sugar futures market. As a result, the Company's realized sales prices, as well as its realized raw sugar costs, lagged market price changes.

     The Company incurred approximately $3.5 million in charges in the six months ended March 31, 2003 associated with discontinuance of refining at the Sugar Land refinery. These costs include severance, impairment of inventory and environmental costs. Also, upon settlement of the obligation, we adjusted by $0.8 million a lease liability which had previously been recorded in connection with the closure of two sugarbeet plants in fiscal 2001.

     Selling, general and administrative costs decreased $1.1 million, or 7.8%, for the three months and increased $1.7 million, or 6.7%, for the six months ended March 31, 2003, each when compared to the same period of the prior year. We experienced increased professional fees and other costs in connection with our initiative to rationalize our businesses and restructure our capital requirements, including trailing bankruptcy costs and legal fees. Such costs totaled $0.7 million for the three months and $2.8 million for the six months ended March 31, 2003, compared to $1.1 million and $1.4 million for the comparable three and six months ended March 31, 2002. We have undertaken a number of cost savings initiatives during the time since our emergence from bankruptcy in late fiscal 2001, including closing administrative offices, reducing staff levels and modifying benefit programs, which have resulted in lower costs. We recorded severance costs of $0.8 million during the three months ended March 31, 2003, in connection with a reduction in administrative personnel. Effective March 31, 2003, we froze benefits in our salaried pension plan and increased the matching contribution in our 401k savings plan to further reduce costs and mitigate the impact of stock market volatility on our required contribution levels.

     In connection with the decision to discontinue packaging and distribution in Sugar Land, we reduced the estimated remaining useful lives of certain facilities and equipment and recorded an additional $2 million of depreciation and amortization during the three months ended March 31, 2003. We expect to record a similar amount of additional depreciation in our third fiscal quarter, when these assets will be taken out of service. Partially offsetting this charge, depreciation and amortization decreased as a result of assets disposed of in the Michigan and Worland beet factory sales in February and June 2002, respectively.

     Interest expense decreased $2.9 million for the three months and $8.3 million for the six months ended March 31, 2003 compared to 2002 as a result of lower market interest rates and lower borrowings levels resulting from the sale of business units. As a result of our repaying the senior bank debt in December 2002, the prior bank agreement provided for a refund of interest of $2.1 million which had been charged to expense in fiscal 2002; interest expense in the first quarter of fiscal 2003 has been reduced by this amount.

     The Company incurred costs of $4.6 million in the first quarter of fiscal 2003, related to the write-off of prior deferred debt costs during the refinancing of the senior secured debt facility, as well as restructuring advisory fees incurred in the process of refinancing the prior credit facility.

     We realized gains on sales of surplus real estate totaling $1.6 million during the six months ended March 31, 2003.

     Income from discontinued operations includes the operating results of DCB and the sugarbeet factories in Sidney, Torrington and Hereford through the dates of their sale, as well as the gains realized on the sale of these businesses.

     The Company and the grower-owners of the Worland, Wyoming factory mutually agreed to terminate the sales and marketing agreement on May 1, 2003. Our marketing fees under their agreement were approximately $250,000 in the six months ended March 31, 2003.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations. Our ability to effectively hedge raw sugar purchases is somewhat limited by the illiquidity in the domestic raw sugar futures market. Gains and losses on raw sugar futures and options are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period of the purchase.

     The information in the table below presents our domestic and world raw sugar futures positions outstanding as of March 31, 2003. Our world sugar option positions are not material to our consolidated financial position, results of operations or cash flows.

                                                                   Expected Maturity              Expected Maturity
                                                                      Fiscal 2003               Fiscal 2004
                                                               ------------------------   -------------------------
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.) ..................................                 2,067,520                  655,200
Weighted Average Contract Price (per cwt.) ...............                    $22.06                   $21.90
Contract Amount ..........................................               $45,600,731              $14,351,678
Weighted Average Fair Value (per cwt.) ...................                    $22.29                   $21.84
Fair Value ...............................................               $46,092,346              $14,308,616


                                                                                  Expected Maturity
                                                                                     Fiscal 2004
                                                                                  -----------------
Domestic Futures Contracts (short positions):
Contract Volumes (cwt.) ..................................................               180,320
Weighted Average Contract Price (per cwt.) ...............................                $21.98
Contract Amount ..........................................................            $3,963,104
Weighted Average Fair Value (per cwt.) ...................................                $21.91
Fair Value ...............................................................            $3,951,595

                                                                   Expected Maturity              Expected Maturity
                                                                      Fiscal 2003               Fiscal 2004
                                                               ------------------------   -------------------------

World Futures Contracts (long positions):
Contract Volumes (cwt.) ....................................             911,680                    185,920
Weighted Average Contract Price (per cwt.) .................               $6.74                      $7.01
Contract Amount ............................................          $6,144,812                 $1,302,533
Weighted Average Fair Value (per cwt.) .....................               $7.51                      $7.02
Fair Value .................................................          $6,843,278                 $1,305,158

     The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

     The information in the table below presents our natural gas futures and options positions outstanding as of March 31, 2003.

                                                                   Expected Maturity              Expected Maturity
                                                                      Fiscal 2003               Fiscal 2004
                                                               ------------------------   -------------------------
Futures Contracts (long positions):
Contract Volumes (mmbtu) ..................................                1,550,000                  200,000
Weighted Average Contract Price (per mmbtu) ...............                   $3.85                    $4.79
Contract Amount ...........................................               $5,968,295                 $958,400
Weighted Average Fair Value (per mmbtu) ...................                   $5.11                    $5.08
Fair Value ................................................               $7,914,500               $1,016,400

                                                            Expected Maturity
                                                               Fiscal 2003
                                                            -----------------
Natural Gas Option Contracts (long positions):

Contract Volumes (mmbtu) ................................           950,000
Weighted Average Strike Price (per mmbtu) ...............             $3.52
Contract Amount .........................................          $439,050
Fair Value ..............................................        $1,507,050

Natural Gas Option Contracts (short positions):

Contract Volumes (mmbtu) ................................           150,000
Weighted Average Strike Price (per mmbtu) ...............             $3.80
Contract Amount .........................................           $77,550
Fair Value ..............................................              $150

     During December 2002, the Company terminated its interest swap agreement. The Company entered into a new swap agreement in January 2003 as described in footnote 7 to the financial statements.

Item 4.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was made known to them. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On February 28, 2003, the Company held its annual meeting of shareholders and voted on three proposals.

     (1)  Four directors were elected with votes cast as follows:

                                                               Abstentions or
        Nominee                        Votes for               votes withheld
        -------                        ---------               --------------

   Robert J. McLaughlin                7,543,257                   421,722
   Robert A. Peiser                    7,543,293                   421,686
   John K. Sweeney                     7,860,307                   104,672
   Curtis G. Anderson                  7,631,035                   333,944

     (2) A proposal to amend the Company's Long-term Incentive Plan was approved with votes cast as follows:

                                                              Abstentions or
   Votes for                    Votes against                 votes withheld
   ---------                    -------------                 --------------

   7,784,967                      174,330                          5,682

     (3) The shareholders ratified the appointment of Deloitte & Touche L.L.P. as the Company's independent accountants for the fiscal year ending September 30, 2003, with votes cast as follows:

                                                               Abstentions or
   Votes for                    Votes against                  votes withheld
   ---------                    -------------                  --------------

   7,961,804                         2,553                          622

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

                                               IMPERIAL SUGAR COMPANY
                                                   (Registrant)

Dated:  May 14, 2003                  By:      /s/ Darrell D. Swank
                                               ---------------------------------
                                                     Darrell D. Swank
                                                     Senior Vice President and
                                                     Chief Financial Officer

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 14, 2003               By: /s/ Robert A. Peiser
                                      -----------------------------------------
                                         Robert A. Peiser
                                         President and Chief Executive Officer

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 14, 2003                   By:  /s/ Darrell D. Swank
                                           -------------------------------------
                                               Darrell D. Swank
                                               Senior Vice President and
                                               Chief Financial Officer
                                       22