Form 10-Q
period 2003-06-30
IMPERIAL SUGAR CO /NEW/
filed 2003-08-13
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(281) 491-9181

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2003.

10,039,750 shares.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, future operating results, sugarbeet acreage, future operating efficiencies, future government action, cost savings, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

• expect	• project	• estimate

• believe	• anticipate	• likely

• plan	• intend	• could

• should	• may	• predict

• budget

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

PART I—FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2003	September 30, 2002
	(In Thousands of Dollars)
ASSETS
CURRENT ASSETS:
Cash and temporary investments	$4,713	$5,885
Marketable securities	2,283	2,907
Accounts receivable (Note 10)	72,461	31,788
Notes receivable—securitization affiliate (Note 10)	—	7,084
Inventories:
Finished products	73,562	92,303
Raw and in-process materials	63,390	39,161
Supplies	8,546	11,544

Total inventory	145,498	143,008
Deferred costs and prepaid expenses	12,315	11,364
Net assets of discontinued operations (Note 7)	—	58,548

Total current assets	237,270	260,584

OTHER INVESTMENTS	11,590	14,280

INVESTMENT IN SECURITIZATION AFFILIATE (Note 10)	—	13,895

PROPERTY, PLANT AND EQUIPMENT—net	141,400	151,071

OTHER ASSETS	14,846	4,770

TOTAL	$405,106	$444,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—trade	$69,644	$61,904
Short-term borrowings	1,000	3,445
Current maturities of long-term debt (Note 2)	29,874	6,844
Other current liabilities	52,330	50,340

Total current liabilities	152,848	122,533

LONG-TERM DEBT—net of current maturities (Note 2)	11,401	148,878

DEFERRED EMPLOYEE BENEFITS AND OTHER	115,844	74,929

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY
Preferred stock, without par value, issuable in series; 5,000,000 shares authorized, none issued	—	—
Common stock, without par value; 50,000,000 shares authorized	95,474	95,316
Retained earnings	76,640	9,953
Accumulated other comprehensive income	(47,101)	(7,009)

Total shareholders’ equity	125,013	98,260

TOTAL	$405,106	$444,600

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands of Dollars, Except per Share Amounts)
NET SALES	$263,034	$264,779	$779,900	$755,168

COSTS AND EXPENSES:
Cost of sales	242,461	247,713	725,900	705,985
Selling, general and administrative	11,318	11,830	38,635	37,434
Discount on receivables sold to securitization affiliate	—	521	1,930	2,115
Depreciation and amortization	5,006	3,442	13,653	11,051
Asset impairment and other charges (Note 3)	—	—	2,690	—

Total	258,785	263,506	782,808	756,585

OPERATING INCOME (LOSS)	4,249	1,273	(2,908)	(1,417)
INTEREST EXPENSE	(1,242)	(5,325)	(3,273)	(15,609)
COSTS ASSOCIATED WITH DEBT REPAID	—	—	(4,617)	—

CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	(96)	(340)	(706)	1,754

GAIN ON SALE OF ASSETS	324	4,065	1,969	17,884

OTHER INCOME (EXPENSE)—net	317	427	1,532	(279)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,552	100	(8,003)	2,333

PROVISION FOR INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,552	100	(8,003)	2,333

INCOME FROM DISCONTINUED OPERATIONS (Note 7)	—	2,686	74,690	13,908

NET INCOME	$3,552	$2,786	$66,687	$16,241

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Income (loss) from continuing operations	$0.35	$0.01	$(0.80)	$0.23
Income from discontinued operations	—	0.27	7.47	1.39

Net income	$0.35	$0.28	$6.67	$1.62

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Income (loss) from continuing operations	$0.34	$0.01	$(0.80)	$0.23
Income from discontinued operations	—	0.27	7.47	1.39

Net income	$0.34	$0.28	$6.67	$1.62

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended June 30,
	2003	2002
	(In Thousands of Dollars)
OPERATING ACTIVITIES:
Net income	$66,687	$16,241
Adjustments for non-cash and non-operating items:
Reclassification adjustment from accumulated other Comprehensive income to net income	(4,520)	(4,408)
Change in fair value on interest rate swaps	(706)	(1,754)
Inventory impairment	2,393	—
Write off of deferred debt costs	2,420	—
Cash settlements on derivative instruments	1,853	6,578
Depreciation and amortization	13,653	11,051
Gain on sale of assets	(1,969)	(17,884)
Gain on sale of discontinued operations	(69,824)	(3,902)
Income from discontinued operations	(4,866)	(13,908)
Other	835	(6)
Changes in operating assets and liabilities:
Accounts receivables	1,523	6,567
Inventories	(6,367)	(15,688)
Deferred costs and prepaid expenses	(1,264)	(1,584)
Accounts payable—trade	6,744	(15,284)
Other current liabilities	5,138	986

Net cash provided by (used in) continuing operations	11,730	(32,995)
Net cash provided by discontinued operations	5,693	17,247

Net cash provided by (used in) operating activities	17,423	(15,748)

INVESTING ACTIVITIES:
Capital expenditures—discontinued operations	(155)	(1,791)
Capital expenditures—continuing operations	(8,742)	(7,969)
Proceeds from maturity of securities	2,181	1,263
Proceeds from sale of assets	7,042	59,210
Investment in marketable securities	(1,943)	(2,219)
Proceeds from sale of discontinued operations	139,941	—
Other	(3,255)	(1,908)

Investing cash flow	135,069	46,586

FINANCING ACTIVITIES:
Short-term debt:
Commodity Credit Corporation—advances	—	34,268
Commodity Credit Corporation—repayments	—	(13,826)
Other—net	(2,107)	419
Long-term debt borrowings	28,016	—
Revolving credit repayment—net	(25,040)	2,682
Repayment of long-term debt	(117,423)	(22,532)
Repurchase accounts receivable	(37,268)	—
Issuance of common stock	158	—

Financing cash flow	(153,664)	1,011

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS	(1,172)	31,849
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD	5,885	7,331

CASH AND TEMPORARY INVESTMENTS, END OF PERIOD	$4,713	$39,180

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2003

(UNAUDITED)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars)
BALANCE SEPTEMBER 30, 2002	10,000,000	$95,316	$9,953	$(7,009)	$98,260
Comprehensive income:
Net income	—	—	66,687	—	66,687
Change in derivative fair value	—	—	—	1,853	1,853
Change in unrealized securities gains	—	—	—	(25)	(25)
Recognition of deferred gains in net income	—	—	—	(4,520)	(4,520)
Change in minimum pension liability	—	—	—	(37,400)	(37,400)

Total comprehensive income	—	—	—	—	26,595
Stock option exercises	29,250	158	—	—	158

BALANCE JUNE 30, 2003	10,029,250	$95,474	$76,640	$(47,101)	$125,013

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2003 AND 2002

1.    ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

Cost of Sales

Payments to growers for sugarbeets are based in part upon the Company’s average net return for sugar sold (as defined in the participating contracts with growers) during the grower contract years, some of which extend beyond June 30. The contracts provide for the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. These financial statements include an accrual for estimated additional amounts to be paid to growers based on the average net return realized for sugar sold in each of the contract years through June 30. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs incurred prior to production are deferred and allocated to production costs based on estimated production for each sugar manufacturing campaign. Additionally, the Company’s sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions, including those described above, that affect the reported amounts as well as certain disclosures. The Company’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Reportable Segments

The Company has previously identified two reportable segments, sugar and foodservice. The Company sold the majority of its foodservice division in December 2002, as discussed in Note 7, and has reported the results of that business as discontinued operations. Therefore, the Company now operates its business as one segment.

Accounting Pronouncements

Effective October 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 which, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations.

Effective October 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be disposed of by sale, including discontinued operations be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

Effective January 2003, the Company adopted Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which replaced Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This had no effect at the date of adoption.

Effective January 2003, the Company adopted Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” This Statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, this statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which the Company has elected not to adopt at this time. The Company has provided the additional disclosures required by SFAS 148 below.

Earnings Per Share

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, the Company measures compensation cost using the intrinsic value method prescribed in by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s reported net income and net income per share would have been different had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method of accounting as shown in the pro forma amounts below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$3,552	$2,786	$66,687	$16,241
Deduct: Total stock-based employee compensation:
Expense determined under fair value based method	(101)	(86)	(314)	(397)

Pro forma net income	$3,451	$2,700	$66,373	$15,844

Net income per share, Basic:
As reported	$0.35	$0.28	$6.67	$1.62

Pro forma	$0.34	$0.27	$6.63	$1.58

Net income per share, Diluted:
As reported	$0.34	$0.28	$6.67	$1.62

Pro forma	$0.33	$0.27	$6.63	$1.58

For purpose of estimating the fair value of options on their date of grant, the Black-Scholes option-pricing model was used with the following assumptions:

Expected stock price volatility	4.5-6.5%
Risk-free interest rate	2.5-4.2%
Expected life of options	5.0

Reclassifications

Certain amounts in the prior year presentation have been reclassified to be consistent with fiscal 2003.

2.    LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	June 30, 2003	September 30, 2002
Senior bank agreements:
Revolving credit facility	$—	$25,040
Term loan	28,016	115,836
Industrial revenue bonds	3,753	3,840
Non-interest bearing notes	9,506	11,006

Total long-term debt	41,275	155,722
Less current maturities	29,874	6,844

Long-term debt, net	$11,401	$148,878

On December 31, 2002, the Company repaid its existing senior bank debt and entered into a $175 million Senior Secured Credit Facility. The new debt consists of a three-year $140 million (subject to a borrowing base calculation) senior secured revolving credit facility (“Revolver”) and a three-year $35 million term loan (“Term Loan”). The funds from the new borrowing along with the proceeds of the sale of the foodservice division were used to repay existing senior bank debt, repurchase accounts receivable from the Company’s accounts receivable securitization facility, and pay related fees and expenses associated with these transactions.

The new facility is secured by substantially all of the Company’s assets and all subsidiaries of the Company are borrowers or guarantors under the facility. The agreement contains financial covenants which require, commencing September 30, 2003, maintenance of a minimum EBITDA level and a minimum fixed charge coverage ratio.

Interest rates on the term loan are LIBOR plus a margin of 2.75% to 3.50% or prime plus 0.25% to 1.00%. Interest rates on the revolver are LIBOR plus a margin of 2.25% to 3.00% or prime plus zero to 0.50%.

The term loan is repayable in monthly installments of approximately $583,000, commencing February 1, 2003 with final payment of the remaining balance due December 31, 2005. Although it has a final maturity date of December 31, 2005, the Company has classified debt under the Senior Secured Credit Facility as current, pursuant to Emerging Issues Task Force Issue 95-22, as the agreement contains a subjective acceleration clause if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

In connection with the sale of Michigan Sugar, in February 2002, the buyer assumed industrial revenue bonds totaling $18.5 million, for which the Company remains contingently liable.

3.    ASSET IMPAIRMENT AND OTHER CHARGES

The Company ceased sugar refining operations at its Sugar Land, Texas facility in the first fiscal quarter and discontinued its remaining packaging and distribution operations in Sugar Land during the third quarter of fiscal 2003. Additionally, the Company settled a lease obligation previously recorded in connection with the closure of two beet factories in 2001. The Company recorded charges and credits during the nine months ended June 30, 2003, as follows (in thousands of dollars):

Sugar Land Refinery:
Impairment of supplies inventory	$2,393
Accrual for cash costs:
Severance (for 50 salaried employees)	869
Environmental costs	50
Abandoned lease commitments and other cash costs	220

Total Sugar Land refinery	3,532

Adjust liability upon settlement of lease obligation	(842)

Total	$2,690

The supplies inventory impairment reduces to net realizable value inventories that are not readily transferable to the Company’s other production facilities because of differences in equipment or process technologies.

Changes in the accrued balance for future cash expenditures in conjunction with closing production facilities are summarized below (in thousands of dollars):

	Accrued Balance September 30, 2002	Nine Months Ended June 30, 2003			Accrued Balance at June 30, 2003
		Amounts Accrued	Amounts Paid	Other Adjustments
Accrual for cash charges:
Severance	$—	$869	$(713)	$—	$156
Environmental costs	1,444	50	(45)	—	1,449
Abandoned lease commitments and other cash costs	842	220	(11)	(842)	209

Total	$2,286	$1,139	$(769)	$(842)	$1,814

Based on the decision to cease packaging and warehousing operations in Sugar Land, the Company evaluated the recoverability of the book values of assets that will not be relocated and shortened the remaining service lives of those assets pursuant to Statement of Financial Accounting Standards No. 144. In March, approximately $4 million of assets were determined to have a remaining service life of two months, resulting in additional depreciation charges of $2 million recorded in the second fiscal quarter and $2 million recorded in the third fiscal quarter.

4.    CONTINGENCIES

In conjunction with the cessation of refining operations in Sugar Land, the Company offered its affected bargaining unit employees severance of $2.3 million, even though not required in the collective bargaining agreement, in return for certain changes in the agreement. The union leadership rejected the Company’s offer and filed a grievance alleging the Company owed unspecified severance and other benefits pursuant to the existing contract. The Company estimates that severance and other benefits calculated pursuant to the grievance calculations would be between $4 million and $5 million. Based on the advice of counsel, the Company believes that its interpretation of the contract is correct and has contested this grievance. The arbitration of this grievance is scheduled for the Company’s fourth quarter of fiscal 2003.

Sugarbeet growers from the Torrington, Wyoming area filed a complaint for unspecified damages alleging breach of contract, anticipatory repudiation and breach of an implied covenant of fair dealing in connection with the Company’s sale of a beet processing facility in 2002. Recently, the Wyoming Federal District Court granted the Company’s motion to dismiss all counts of the plaintiffs’ complaint. The Company believes these claims are without merit and, if an appeal is pursued, by the growers, believes it will be successful in defending against the claims.

5.    EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	Income (Loss)	Income (Loss)	Income (Loss)	Income (Loss)
Income (loss) from continuing operations	$3,552	$100	$(8,003)	$2,333
Effect of assumed conversions	—	—	—	—

Adjusted income (loss) from continuing operations	3,552	100	(8,003)	2,333

Average shares outstanding	10,012,709	10,000,000	10,004,236	10,000,000

Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	532,416	—	—	—

Adjusted average shares	10,545,125	10,000,000	10,004,236	10,000,000

Basic EPS from continuing operations	$0.35	$0.01	$(0.80)	$0.23

Diluted EPS from continuing operations	$0.34	$0.01	$(0.80)	$0.23

Income (loss) from discontinued operations	—	2,686	74,690	13,908
Effect of assumed conversions	—	—	—	—

Adjusted income (loss) from discontinued operations	—	2,686	74,690	13,908

Average shares outstanding	10,012,709	10,000,000	10,004,236	10,000,000

Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	532,416	—	—	—

Adjusted average shares	10,545,125	10,000,000	10,004,236	10,000,000

Basic EPS from discontinued operations	$—	$0.27	$7.47	$1.39

Diluted EPS from discontinued operations	$—	$0.27	$7.47	$1.39

Basic net income (loss)	3,552	2,786	66,687	16,241
Effect of assumed conversions	—	—	—	—

Adjusted net income (loss)	3,552	2,786	66,687	16,241

Average shares outstanding	10,012,709	10,000,000	10,004,236	10,000,000

Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	532,416	—	—	—

Adjusted average shares	10,545,125	10,000,000	10,004,236	10,000,000
Basic EPS from net income	$0.35	$0.28	$6.67	$1.62

Diluted EPS from net income	$0.34	$0.28	$6.67	$1.62

(1)	Securities excluded from the computation of diluted EPS for the three months ended June 30, 2003, that could potentially dilute basic EPS in the future, were options to purchase 24,000 shares, to be issued under the Company’s long-term incentive plan. A total of 1,486,206 options which are potentially dilutive in future periods were excluded from the calculation because they were antidilutive since the Company had a net loss for the nine months ended June 30, 2003.

6.    STOCK OPTIONS

During the nine months ended June 30, 2003, the Company granted options to purchase 512,000 shares of common stock as follows:

Shares	Strike Price Per Share
60,000	$1.170
9,000	1.350
60,000	2.015
26,000	2.475
293,000	5.575
40,000	7.300
20,000	8.010
4,000	8.890

512,000	$4.666	Weighted Average

The options, which vest over a three-year period, expire ten years after the date of grant. Additionally, in the second quarter of 2003, the Company granted stock appreciation rights (SARs) to certain employees based on 119,000 shares, at a stated price of $1.35 per share. The SARs provide the right to receive, at the date the rights are exercised, cash equal to the market appreciation between the stated price and the current market value to a maximum appreciation value of $5.55 per share. The SARs vest over a three-year period and expire 10 years from date of grant. The Company accrues for the value of the SARs over the vesting term. During the nine months ended June 30, 2003, 13,750 SARs and 29,250 options were exercised.

7.    DISCONTINUED OPERATIONS

In October 2002, the Company completed the sale of its sugarbeet processing facilities in Sidney, Montana, Torrington, Wyoming, and Hereford, Texas with a book value of approximately $31 million. Gross sales price in the transaction was $35 million, approximately $925,000 of which was placed in escrow, resulting in a gain of approximately $2.9 million.

In December 2002, the Company completed the sale of its Diamond Crystal Brands (“DCB”) foodservice division for a gross sales price of approximately $121 million after certain post-closing working capital adjustments of approximately $5.6 million. The Company retained a substantial portion of the sugar product sales to the foodservice segment as a result of this disposition. Approximately $9.2 million of proceeds from this transaction were placed in escrow for two years. The sale of this division, which had a book value of approximately $49 million, resulted in a gain of approximately $67.0 million.

The financial statements have been reclassified to reflect these operations as discontinued pursuant to SFAS 144. The operating results of DCB have been included through December 30, 2002 and the operating results of Sidney, Torrington, and Hereford have been included through October 7, 2002. The net assets of discontinued operations prior to the date of sale were segregated on the balance sheet and components have been detailed below. No provision for income taxes on discontinued operations was recorded because of differences in the book and tax basis of the stock of DCB that was sold in December 2002.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2002	2003	2002
NET SALES	$55,075	$49,986	$193,356
COST AND EXPENSES	(51,224)	(44,625)	(179,826)
DEPRECIATION	(846)	(794)	(3,339)

OPERATING INCOME FROM DISCONTINUED OPERATIONS	3,005	4,567	10,191
OTHER INCOME (LOSS)	(167)	303	(185)
GAIN (LOSS) ON SALE OF ASSETS	(152)	(4)	3,902
PROVISION FOR INCOME TAXES	—	—	—

INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN	2,686	4,866	13,908
GAIN ON DISPOSAL	—	$69,824	—

INCOME FROM DISCONTINUED OPERATIONS	$2,686	$74,690	$13,908

Net assets of discontinued operations are as follows (in thousands of dollars):

September 30, 2002
CURRENT ASSETS	$21,665
PROPERTY, PLANT AND EQUIPMENT, NET	55,648

TOTAL ASSETS	77,313

CURRENT LIABILITIES	17,395
OTHER LONG-TERM LIABILITIES	1,370

TOTAL LIABILITIES	18,765

Net assets of discontinued operations	$58,548

8.    DERIVATIVES

In the three months ended March 31, 2003, the Company recognized approximately $945,000 of gains on natural gas hedge positions which no longer qualified for deferral accounting as “highly effective” under Statement of Financial Accounting Standards No. 133. As a result, $460,000 of these hedge gains were not available to offset higher physical gas costs in the third quarter and $485,000 will not be available in the fourth quarter.

The Company had interest rate swap agreements with a major financial institution which were terminated in December 2002, under which the Company paid a fixed interest rate of 6.01% on $90.6 million. The Company entered into a new interest rate swap agreement with a major financial institution under which the Company pays a fixed rate of 2.465% and receives a floating interest payment based on 3 month LIBOR, on a notional amount of $23.3 million at June 30, 2003, which reduces $1.75 million per quarter, until final maturity in December 2005.

Since the Company has the ability to change the interest rate index of the debt, the interest rate swap agreements are not designated as hedging instruments under SFAS 133. Therefore, changes in the fair value of the interest rate swaps are recognized in earnings.

9.    PENSION LIABILITY

During the second quarter of fiscal 2003 the Company froze benefits under its salaried pension plan which, along with the reduction of participants resulting from the sale of DCB, was accounted for as a curtailment pursuant to Statement of Financial Accounting Standards No. 88. As a result of the curtailment, the projected benefit obligation for the salaried plan decreased; this actuarial gain was offset against existing unrecognized actuarial losses and no gain or loss was recognized in the income statement. As a result of an updated valuation required by the curtailment, the Company’s minimum pension liability increased $37 million with a corresponding charge to Other Comprehensive Income. This increase was driven by two factors, a lower interest rate assumption (6.5% versus 7.25%) for discounting future cash flows and lower market values of plan assets as a result of unfavorable market conditions.

10.    SALE OF ACCOUNTS RECEIVABLE

Previously the Company sold trade receivables to an unconsolidated, wholly-owned subsidiary of the Company that, in turn, borrowed from a third party lender. In December 2002, in connection with the sale of the foodservice segment and the refinancing of the Company’s senior bank debt, the Company repurchased all receivables sold under the securitization facility and terminated the facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

Overview

We have significantly de-leveraged our balance sheet and improved our liquidity and our operating results since emerging from bankruptcy in August 2001. A key part of our strategy was the sale of certain operating units as well as the sale of surplus assets (for example, excess real estate and idle factory assets). In the first quarter of fiscal 2003 we completed the sales of our Sidney, Montana, Torrington, Wyoming and Hereford, Texas sugarbeet facilities and our foodservice business for gross proceeds of approximately $34 million and $121 million, respectively. As a result, our total debt has been reduced from $231 million upon our emergence from bankruptcy to $41 million at June 30, 2003.

We have historically operated in two domestic business segments. Our sugar segment produces and sells refined sugar and related products. Our foodservice segment, which we sold in December 2002, sold and distributed sugar and numerous other products to foodservice customers. In the sale of our foodservice business, we retained a substantial portion of the sugar product sales to the foodservice market. The segments were managed separately because each business required different production techniques and marketing strategies.

Liquidity and Capital Resources

On December 31, 2002, we entered into a new credit facility with a group of lenders led by Bank of America. The initial funding under the new facility, together with the cash proceeds from the sale of our foodservice operations, was used to repay our existing senior bank debt and repurchase accounts receivable sold under our securitization agreement, which were both terminated. The new facility consists of a $35 million three-year term loan and a $140 million (subject to a borrowing base calculation) three-year revolving credit facility, including a $50 million sub-limit for letters of credit. At June 30, 2003, we had no outstanding borrowings under the revolving credit facility. As of August 11, 2003, we had $10.2 million outstanding revolving credit facility borrowings and had unused borrowing capacity of $49.8 million pursuant to the borrowing base calculation under the revolving credit facility.

Our sugar production operations require significant amounts of seasonal working capital. These seasonal requirements increase during the second half of our fiscal year when inventory levels are high, and a substantial portion of the payment to raw material suppliers have been made. Management believes that the credit facility, existing cash balances, and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs for at least the next twelve months.

The facility is secured by substantially all of our assets and all subsidiaries of the Company are borrowers or guarantors under the facility. The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness

•	incur other liens

•	undergo any fundamental changes

•	declare or pay dividends

•	engage in transactions with affiliates

•	enter into sale and leaseback transactions

•	change our fiscal periods

•	enter into mergers or consolidations

•	sell assets

•	prepay other debt

In addition, the agreement requires that, commencing September 30, 2003, we comply each quarter with the following:

•	a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”)

•	a minimum fixed charge coverage ratio

The facility also includes customary events of default, including a change of control. Borrowings are available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2005, the Company has classified debt under the new credit facility as current, pursuant to Emerging Issues Task Force Issue 95-22 as the agreement contains a subjective acceleration clause if in the opinion of the lenders, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

Interest on the term loan accrues at LIBOR plus a margin that varies (based on availability under the revolver) between 2.75% and 3.50% or at a base rate (the Bank of America prime rate) plus a margin that varies from 0.25% to 1.00%. Interest on revolving credit borrowings accrue at LIBOR plus a margin of 2.25% to 3.00% or the base rate plus a margin of zero to 0.50%. The Company has an interest rate swap agreement with a major financial institution under which the Company pays a fixed rate of 2.465% and receives a floating interest payment based on 3 month LIBOR, on a notional amount of $23.3 million at June 30, 2003, which reduces $1.75 million per quarter, until final maturity in December 2005.

Our capital expenditures for fiscal 2003 are expected to total approximately $18 million, and include productivity, packaging, and information technology improvements, as well as normal replacement projects.

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

Three and Nine Months Ended June 30, 2003

Operating income for the three and nine months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
$Millions	2003	2002	2003	2002
Operating income (loss)	$4.2	$1.3	$(2.9)	$(1.4)

For the three months ended June 30, 2003, revenues from continuing operations were $263.0 million, compared to $264.8 million for the third fiscal quarter of the previous year. This change was primarily due to a decrease in by-product revenue coupled with a 1% reduction in sugar sales volumes due in part to the Sugar Land closure, partially offset by a 2% increase in refined sugar prices. For the nine months ended June 30, 2003, net sales increased by $24.7 million or 3.3% as a result of the strength of domestic sales prices which were up 4% partially offset by a decrease in by-product sales. Following a period of oversupply and low prices in prior years, the domestic sugar markets experienced increases in sugar prices during fiscal 2002 and 2003. Because of forward priced sales contracts, some of which are written on a calendar year basis, we saw prices rising during the first half of fiscal 2002 and level off in later quarters. Prices continued to rise modestly in the first nine months of fiscal 2003.

For the three months ended June 30, 2003, gross margin as a percentage of sales increased to 7.8% from 6.4% for the same period in the prior year. The increase in gross margin for the three months is primarily due to increased refined sugar sales prices partially offset by increased raw sugar costs and continued inefficiencies in operations at the Sugar Land facility prior to its full closure. In December 2002, the Company discontinued refining operations in its Sugar Land, Texas facility and in the third fiscal quarter of 2003, ceased packaging operations there as well. The Company is moving certain packaging equipment, from that facility to the Gramercy, Louisiana refinery. In conjunction with this closure, the Company increased production at its other, more efficient refineries, which also contributed to higher margins for the current quarter. The Company expects to see continued effects of this increased efficiency from higher utilization of its refining capacity. Gross margin also improved for the nine months ended June 30, 2003 over the prior year, rising to 6.9% from 6.5%. The increase in sales price, coupled with increased efficiencies, primarily maintenance and labor costs, due to the consolidation of refinery facilities, more than offset increases in raw sugar prices and fringe benefits.

Sugar refining is an energy intensive industry and our production facilities consume approximately 5 million mmbtu of natural gas per year. We have hedged a significant portion of our natural gas requirements for the balance of fiscal 2003, and in the second quarter of fiscal 2003 we recognized approximately $945,000 in gains on such hedge positions which no longer qualified for deferral accounting. As a result, $460,000 of these gains were not available to offset higher physical gas costs in the third quarter and $485,000 will not be available in the fourth quarter. We have hedged a portion of our energy requirements for fiscal 2004 at prices higher than fiscal 2003 levels. Absent a change in energy markets, we expect energy costs to continue to be higher in future periods.

A significant portion of the Company’s industrial sales are made under fixed price, forward sales contracts, most of which commence October 1 or January 1, and generally extend for up to one year. Additionally, the Company prices a portion of its raw sugar purchases in advance of the time of delivery either through pricing provisions of its raw sugar contracts or through hedging transactions in the raw sugar futures market. As a result, the Company’s realized sales prices, as well as its realized raw sugar costs, lagged market price changes.

The Company incurred selling, general, and administrative costs of $11.3 million in the three months ended June 30, 2003, a decrease of $0.5 million or 4.2% compared to the same period of the prior year. The Company experienced a decrease of $0.8 million of professional fees and other costs in connection with its initiative to rationalize businesses and restructure capital requirements, including trailing bankruptcy costs and legal fees. Additionally, effective March 31, 2003, the Company froze benefits in the salaried pension plan to further reduce costs and mitigate the impact of stock market volatility on its required contribution levels. These savings were partially offset by an increase in the matching contribution to the 401k plan and higher medical, marketing, and incentive costs for the period. For the nine months ended June 30, 2003, selling, general, and administrative costs were $38.6 million, an increase of $1.2 million or 3.2% compared to the same period of the prior year. This is primarily a result of increased severance costs of approximately $0.7 million in the current year. Additionally, the Company saw increases in medical costs, incentive accruals, and marketing costs for the period ended June 30, 2003 compared to the same period last year. These increases were partially offset by a $1.2 million decrease in trailing bankruptcy costs and legal fees in the current year.

In connection with the decision to discontinue packaging and distribution in Sugar Land, we reduced the estimated remaining useful lives of certain facilities and equipment and recorded additional depreciation during the three and nine month periods. Partially offsetting this charge, depreciation and amortization decreased as a result of assets disposed of in the Michigan and Worland beet factory sales in February and June 2002, respectively.

As a result of the items discussed above, operating income improved $2.9 million for the three months ended and declined by $1.5 million for the nine months ended June 30, 2003, when compared to the same periods in the prior year. Operating income includes charges (credits) with affect comparability between periods as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
$Millions	2003	2002	2003	2002
Charges (credits) included in Operating Income:
Discount on receivables sold	$—	$0.5	$1.9	$2.1
Asset impairment—Sugar Land	—	—	2.7	—
Severance costs—Sugar Land	—	—	0.9	—
Lease reserve settlement	—	—	(0.8)	—
Severance costs—Headquarters	—	—	0.8	0.1
Professional fees and expenses for restructuring	0.3	1.1	3.1	4.3
Additional depreciation on Sugar Land assets taken out of service	2.0	—	4.0	—
Depreciation on facilities sold	—	—	—	1.5
Leases of facilities prior to sale	—	(0.1)	—	(6.5)

•	Discounts on receivables sold were incurred in connection with the Company’s accounts receivable securitization facility which was terminated in December 2002 in connection with the refinancing of the senior bank debt.

•	Asset impairment charges are associated with the discontinuance of refining operations at our Sugar Land refinery in fiscal 2003, including impairment of inventory and environmental costs. There were no comparable charges in fiscal 2002.

•	Severance costs for the Sugar Land facility closure were incurred in the first nine months of the current year. There were no comparable charges in last year’s first nine months.

•	A credit related to the impact on lease reserves for a final settlement on certain claims from the company’s prior bankruptcy proceedings was recorded in the nine month period ending June 30, 2003. No comparable credit was included in the first nine months of fiscal 2002.

•	Severance costs which were incurred in connection with corporate headquarters staff reductions in 2002 and 2003 are included in selling, general and administrative costs.

•	Selling, general and administrative costs include professional fees and other costs incurred in connection with the Company’s initiatives to rationalize businesses and restructure capital requirements, including trailing bankruptcy costs, in 2002 and 2003.

•	Additional depreciation related to the closing and the reduced asset life of the Sugar Land facility was recorded for the three and nine month periods of the current year. There were no similar charges recorded in fiscal 2002.

•	Depreciation related to the Michigan and Worland beet facilities prior to their sale was recorded for the period ending June 30, 2002. There were no comparable charges in the same period of the current fiscal year.

•	Lease income was recorded on the Michigan and Worland beet facilities prior to their sale in fiscal 2002. There were no comparable credits in the current fiscal year.

Interest expense decreased $4.1 million for the three months and $12.3 million for the nine months ended June 30, 2003 compared to 2002 as a result of lower market interest rates and lower borrowings levels resulting from the sale of business units and improved operating results. Additionally, as a result of our repaying the senior bank debt in December 2002, the prior bank agreement provided for a refund of interest of $2.1 million which had been charged to expense in fiscal 2002; interest expense in the first quarter of fiscal 2003 has been reduced by this amount.

The Company incurred costs of $4.6 million in the first quarter of fiscal 2003, related to the write-off of prior deferred debt costs during the refinancing of the senior secured debt facility, as well as restructuring advisory fees incurred in the process of refinancing the prior credit facility.

We realized gains on sales of surplus real estate totaling $2.0 million during the nine months ended June 30, 2003. Fiscal 2002 results include gains of approximately $17.9 million related primarily to the sale of the Company’s Michigan sugarbeet operations.

Income from discontinued operations includes the operating results of DCB and the sugarbeet facilities in Sidney, Torrington, and Hereford through the dates of their sale, as well as the gains realized on the sale of these businesses.

The Company and the grower-owners of the Worland, Wyoming factory mutually agreed to terminate the sales and marketing agreement on May 1, 2003. Our marketing fees under that agreement were approximately $255,000 in the nine months ended June 30, 2003.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of June 30, 2003.

	Expected Maturity Fiscal 2003	Expected Maturity Fiscal 2004
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	453,600	1,912,960
Weighted Average Contract Price (per cwt.)	$21.73	$21.66
Contract Amount	$9,854,460	$41,428,619
Weighted Average Fair Value (per cwt.)	$21.45	$21.44
Fair Value	$9,729,720	$41,011,914

Expected Maturity Fiscal 2004
Domestic Futures Contracts (short positions):
Contract Volumes (cwt.)	63,840
Weighted Average Contract Price (per cwt.)	$21.66
Contract Amount	$1,382,966
Weighted Average Fair Value (per cwt.)	$21.50
Fair Value	$1,372,560

Expected Maturity Fiscal 2004
World Futures Contracts (long positions):
Contract Volumes (cwt.)	689,920
Weighted Average Contract Price (per cwt.)	$6.24
Contract Amount	$4,308,160
Weighted Average Fair Value (per cwt.)	$6.22
Fair Value	$4,291,302

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

The information in the table below presents our natural gas futures and options positions outstanding as of June 30, 2003.

	Expected Maturity Fiscal 2003	Expected Maturity Fiscal 2004
Futures Contracts (long positions):
Contract Volumes (mmbtu)	960,000	1,620,000
Weighted Average Contract Price (per mmbtu)	$4.39	$5.45
Contract Amount	$4,215,460	$8,821,730
Weighted Average Fair Value (per mmbtu)	$5.44	$5.34
Fair Value	$5,218,920	$8,658,540

Expected Maturity Fiscal 2003
Natural Gas Option Contracts (long positions):
Contract Volumes (mmbtu)	200,000
Weighted Average Strike Price (per mmbtu)	$3.55
Contract Amount	$103,000
Fair Value	$372,200

During December 2002, the Company terminated its interest swap agreement. The Company entered into a new swap agreement in January 2003 as described in Note 8 to the financial statements.

Item 4.    CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

The Company is a party to several long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

(b)    Reports on Form 8-K

The Company furnished a current report on Form 8-K on May 29, 2003 in connection with an investor relations presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY (Registrant)

Dated: August 13, 2003	By:	/s/ Darrell D. Swank Darrell D. Swank Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.