Form 10-K
period 2003-09-30
IMPERIAL SUGAR CO /NEW/
filed 2003-12-16
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

Commission File No. 1-10307

IMPERIAL SUGAR COMPANY

(Exact name of registrant as specified in its charter)

Texas	74-0704500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Imperial Square, 8016 Highway 90-A, P.O. Box 9, Sugar Land, Texas 77487-0009

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (281) 491-9181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

Warrants to Purchase Common Stock

Rights to Purchase Preferred Stock

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2003, the last business day of registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ National Market on that date, was approximately $34 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are treated as affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

There were 10,047,500 shares of the registrant’s common stock outstanding on December 12, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for registrant’s 2004 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements regarding future market prices and margins, future operating results, sugarbeet acreage, operating efficiencies, future government and legislative action, future cost savings, future pension costs, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

• expect	• project	• estimate

• believe	• anticipate	• likely

• plan	• intend	• could

• should	• may	• predict.

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

PART I

ITEM 1.    Business

Overview

Imperial Sugar Company is one of the largest processors and marketers of refined sugar in the United States. We produce, package and distribute sugar at facilities located in California, Georgia and Louisiana. For the year ended September 30, 2003, we sold approximately 37 million hundredweight, or cwt, of refined sugar.

We offer a broad product line and sell to a wide range of customers directly and through wholesalers and distributors. Our customers include retail grocers, foodservice distributors and industrial customers, principally food manufacturers. Our products include granulated, powdered, liquid and brown sugars marketed in a variety of packaging options (one pound packages to 100-pound bags and in bulk) under various brands (Dixie Crystals®, Holly®, Imperial®, Pioneer® and Spreckels®) or private labels. In addition, we produce selected specialty sugar products, including Savannah Gold™ (a premium-priced, free-flowing brown sugar) and specialty sugars used in confections and icings. We have a broad customer base, with no single customer accounting for 10% or more of our consolidated sales for the year ended September 30, 2003.

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

Since the beginning of fiscal 2002, we sold (1) our disposable meal kit business in December 2001, (2) our Michigan Sugar Company subsidiary in February 2002, (3) our Worland, Wyoming sugarbeet factory in June 2002, (4) our Sidney, Montana, Torrington, Wyoming and Hereford, Texas sugarbeet facilities in October 2002 and (5) the majority of our foodservice business in December 2002. These sales, together with sales of surplus land and non-operating assets, have generated gross proceeds of approximately $274 million. We also discontinued our Sugar Land, Texas sugar refinery operations in December 2002 and the related packaging and distribution operations in June 2003. We undertook these transactions and others to reduce our debt, to lower our working capital needs, to reduce our costs and to concentrate our resources in our most strategic regions of the Southeast, Southwest, Midwest and the West Coast. In connection with the Michigan Sugar Company sale, we have a multi-year agreement to market all refined sugar production from those facilities.

In previous years, we operated in two business segments – the sugar segment, which produces and sells refined sugar and related products, and the foodservice segment, which sold and distributed numerous products to foodservice customers. On December 30, 2002, we sold the majority of our foodservice business (including all of the non-sugar products business) for gross proceeds of approximately $121 million and now report foodservice results as discontinued operations. We retained a substantial portion of the bagged sugar product sales to the foodservice market in this transaction, and we entered into a five-year bulk sugar supply agreement for the foodservice operations that were sold.

In conjunction with the sale of our foodservice business, we refinanced our senior bank debt in December 2002, and entered into a new $175 million credit facility. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Overview of the Sugar Industry

Refined sugar can be produced by either processing sugarbeets or refining raw sugar produced from sugar cane. The profitability of cane sugar and beet sugar operations is affected by government programs designed to support the price of domestic crops of sugar cane and sugarbeets. These government programs affect cane sugar and beet sugar operations differently.

Cane Sugar Production Process

Sugar cane is grown in tropical and semitropical climates throughout the world as well as domestically in Florida, Louisiana, Texas and Hawaii. Sugar cane is processed into raw sugar by raw cane mills promptly after harvest. Raw sugar is approximately 98% sucrose and may be stored for long periods and transported over long distances without affecting its quality. Raw cane sugar imports are limited by United States government programs.

Cane sugar refineries like those we operate purify raw sugar to produce refined sugar. Operating results of cane sugar refineries are driven primarily by the spread between raw sugar and refined sugar prices and, to a lesser extent, by the conversion costs of the refining process.

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

Sugarbeets are highly perishable and must be processed into refined sugar quickly after harvest to avoid deterioration. Sugarbeets may be stored in piles for short periods while awaiting processing where temperatures are sufficiently cool. Sugarbeets are converted to refined sugar through a single continuous process at beet sugar factories which are located near the areas in which sugarbeets are grown in order to reduce freight costs and the risk of deterioration before processing.

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

Government Regulation

Federal government programs have existed to support the price of domestic crops of sugarbeets and sugar cane almost continually since 1934. The regulatory framework that currently affects the domestic sugar industry includes the Farm Security and Rural Investment Act of 2002, otherwise known as the Farm Bill. The Farm Bill provides for loans on sugar inventories to first processors (i.e., raw cane sugar mills and beet processors), implements a tariff rate quota that limits the amount of raw and refined sugar that can be imported into the United States, and imposes marketing allotments on sugarbeet processors and domestic raw cane sugar producers in some circumstances. In addition, the North American Free Trade Agreement, or NAFTA, adopted in 1994, limits the amount of sugar that can be imported to and exported from Mexico. To date, NAFTA has had a lesser impact on the United States sugar market than the Farm Bill and its predecessor acts. However, NAFTA may have a greater impact on both demand and supply in the future. Please read “—Sugar Legislation and Other Market Factors.”

Domestic Demand

Domestic demand for refined sugar increased each year from 1986 through 2001 (after an earlier period in which sugar consumption declined due primarily to a switch by soft-drink manufacturers from refined sugar to high-fructose corn syrup), and the annual rate of growth over the five-year period ended September 30, 2001 has ranged from 1.5% to 2.0%. Domestic demand declined 0.5% in 2002, due primarily to increased imports of sugar containing products and sugar blends, and remained flat in 2003.

Domestic Supply

Reduced demand in the early 1980s due primarily to the switch of soft drink manufacturers to high-fructose corn syrup was absorbed principally by capacity reductions in the cane sugar refining sector. Approximately one-third of domestic cane sugar refining capacity was eliminated between 1981 and 1988. Cane sugar refining capacity remained relatively flat from 1988 until 1998, when a competitor constructed a refinery in Florida with a rated annual capacity of approximately 10 million cwt. In December 2002, we closed our Sugar Land Texas refinery and, in 2003, a competitor closed a refinery operation, eliminating additional capacity. Growth in refined sugar demand during the last decade has been largely satisfied through increased beet sugar production. In recent years, there have been a number of expansions to existing beet sugar factories to allow for an increase in acreage dedicated to sugarbeets. Marketing allotments under the Farm Bill likely will affect future sugarbeet production. These allocations may limit the amount of domestic raw sugar that is available for refining and may limit sugar available for sales. Please read “—Sugar Legislation and Other Market Factors.”

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

Our Products

Sugar Products

Imperial Sugar is one of the largest processors and marketers of refined sugar in the United States. Refined sugar is our principal product line and accounted for approximately 96% of our consolidated net sales for the year ended September 30, 2003. We produced approximately 85% of our refined sugar from raw cane sugar and 15% from sugarbeets in 2003 and market our sugar products to retail grocers, foodservice distributors and industrial food manufacturers by direct sales and through brokers.

Retail Grocery Sales—We produce and sell granulated white, brown and powdered sugar to grocery customers in packages ranging from one-pound packages to 25-pound bags. Retail packages are marketed under the trade names:

• Dixie Crystals®	• Pioneer®

• Holly®	• Spreckels®

• Imperial®

Retail packages are also sold under retailers’ private labels, generally at prices lower than those for branded sugar. Core markets for our branded sugar and private label products include the Southeast, Southwest and Midwest United States. Our primary business strategy is to seek to capitalize on our well-known brands to increase sales of our higher-margin branded products as a percentage of total grocery sales. For the year ended September 30, 2003, our sales of refined sugar products to retail grocery customers accounted for approximately 32% of our refined sugar sales. Of sales made to retail grocery customers in the year ended September 30, 2003, approximately 36% were of our own brands while 64% were sold as private label.

Industrial Sales—We produce and sell refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers purchase sugar for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts with terms of one year or less. Industrial sales generally provide lower margins than grocery and foodservice sales. For the year ended September 30, 2003, our sales of refined sugar products to industrial customers accounted for approximately 53% of our refined sugar sales in the sugar segment.

We also produce specialty sugar products and sell them to industrial customers. These sales for the year ended September 30, 2003 accounted for 4% of industrial sales. Specialty sugar products include:

•	Savannah Gold™ (a premium-priced, free flowing brown sugar marketed primarily to industrial customers)

•	edible molasses

•	syrups

•	specialty sugars used in confections, fondants and icings.

Foodservice Sales—We sell a variety of sugar products (including granulated, powdered and brown sugar) in package sizes ranging from one-pound packages to 100-pound bags to foodservice distributors who in turn sell those products to restaurants and institutional foodservice establishments. For the year ended September 30, 2003, our sales of refined sugar products to foodservice distributors accounted for approximately 15% of our refined sugar sales. Under terms of our sale of the majority of our foodservice business in December 2002, we have agreed not to sell individual servings of sugar and certain non-sugar products for a period of five years following the closing date of that sale.

By-Products

We sell by-products from our beet sugar processing, principally beet pulp and molasses, as livestock feeds to dairymen, livestock feeders and livestock feed processors. The major portion of the beet pulp and molasses produced from sugarbeet operations is sold during and shortly after the sugar-making campaigns. By-products from beet sugar processing are marketed primarily in the United States and accounted for approximately 3% of net revenues for the year ended September 30, 2003. By-product markets are highly competitive because of the availability and pricing of by-products of other sugarbeet processors and corn wet millers, as well as other livestock feeds and grains. The market price of our by-products relative to the price of competitive feeds and grains is the principal competitive determinant. Among other factors, the weather and seasonal abundance of such feeds and grains may affect the market price of by-products.

Beet Seed

We also develop, produce and market commercial seed to beet growers under contract to us as well as to growers under contract to grow for other beet sugar processors. For the year ended September 30, 2003, beet seed sales accounted for 1% of our net revenues. We do not sell, nor do we authorize our growers to use, genetically modified seed in their production programs. Our beet seed operations are conducted primarily in Sheridan, Wyoming.

Sales and Marketing

We sell products directly through our sales force and through independent brokers. We maintain sales offices at our offices in Sugar Land, Texas and Port Wentworth, Georgia and at regional locations across the United States, including Saginaw, Michigan. We consider our marketing and promotional activities important to our overall sales effort. We advertise our brand names in both print and broadcast media (primarily radio) and distribute various promotional materials, including discount coupons and compilations of recipes.

Operational Facilities

We own and operate two cane sugar refineries and two sugarbeet factories. Each facility has packaging and distribution capabilities, is served by adequate transportation and is maintained in good operating condition. The following table shows the location, capacity and production of each of our cane sugar refineries and sugarbeet factories:

Cane Sugar Refineries	Approximate Daily Melting Capacity (Pounds of Raw Sugar)	Fiscal 2003 Production (cwt)
Port Wentworth, Georgia	6,300,000	16,998,000
Gramercy, Louisiana	4,600,000	12,333,000
Sugar Land, Texas*	N/A	2,679,000

Total	10,900,000	32,010,000

*	Facility ceased refining raw sugar in December 2002, and discontinued distribution and packaging operations in June 2003.

Beet Sugar Factories	Approximate Daily Slicing Capacity (Tons of Sugarbeets)	Fiscal 2003 Production (cwt)
Brawley, California	9,000	2,936,000
Mendota, California	4,200	2,507,000

Total	13,200	5,443,000

We also operate a packaging and distribution center in Tracy, California and a distribution facility in Ludlow, Kentucky and we contract for throughput and storage at a number of warehouses and distribution stations.

Raw Materials and Processing Requirements

Raw Cane Sugar

We currently purchase raw cane sugar from domestic sources of supply located in Louisiana and Florida, as well as from various foreign countries. The availability of foreign raw cane sugar for domestic consumption is determined by the import quota level designated by applicable regulation.

Of our raw cane sugar purchases, we historically have purchased approximately 40% to 60% through long-term contracts with raw sugar producers; 20% to 30% under annual contracts with sugar producers or sugar traders; and 10% to 20% on a spot basis. In fiscal 2003, we purchased substantially all our raw cane sugar needs for our Georgia refinery under a supply arrangement, which expired in September 2003 and provided for purchase of weekly quantities needed by our refinery, in lieu of full shipments of raw sugar. Since the expiration of the supply agreement for our Georgia refinery, we have negotiated supply agreements with a number of trade suppliers and a producer of raw sugar to provide approximately 70% of the refinery requirements, with the remainder purchased from the domestic and offshore markets. We have two years remaining under a three-year contract with a local producer that supplies substantially all the raw sugar needs for our Louisiana refinery.

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

We have access to approximately 300,000 short tons of aggregate raw sugar storage capacity, including 220,000 short tons of storage capacity at our Port Wentworth, Georgia refinery. At Port Wentworth, we have the capability to segregate our raw sugar inventory, which allows us to store bonded sugar for re-export. Bonded sugar is non-quota eligible raw sugar stored for re-export in a bonded warehouse under federal customs service regulations.

Sugarbeet Purchases

We purchase sugarbeets for our two California beet processing facilities from independent growers under multi-year contracts, the pricing and quantity terms of which are negotiated annually with an association representing the growers. We contract for acreage prior to the planting season based on estimated demand, marketing strategy, expected impact of marketing allotments, processing capacity and historical crop yields.

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

Our beet sugar operations depend on the quantity, quality and proximity of sugarbeets available to our factories. Sugarbeet acreage varies depending on factors such as prices anticipated by growers for sugarbeets versus alternative crops, prior crop quality, productivity, availability of irrigation and weather conditions. In addition, the quantity and cost of refined sugar subsequently produced from the sugarbeet crop may be materially affected by the acreage harvested, crop disease, insects and weather conditions during the growing, harvesting, and processing season.

Energy

The primary fuel we use is natural gas, although we also use coal in Brawley, California and Port Wentworth, Georgia. We generate a substantial portion of the electricity used at our refineries and factories. We have the equipment to use fuel oil at certain locations both as an alternative energy source when the price is more attractive and as a backup to natural gas in the event of curtailment of gas deliveries.

We typically purchase natural gas and coal supplies under contracts for terms of one year or more that do not contain minimum quantity requirements. Pricing of natural gas generally is indexed to a spot market index. We have used financial tools such as futures, options, swaps and caps in an effort to stabilize the price for gas purchases under indexed contracts. Coal is available in abundant supply domestically and we are able to purchase coal competitively. Higher natural gas prices in fiscal 2003 were mitigated by hedging activity but we expect to pay high energy prices in fiscal 2004.

Other Raw Materials

We use foundry coke and limestone at our Brawley, California beet sugar factory. We generally purchase coke under contracts with one to three-year terms and use rail transportation to deliver the coke to factories. Domestic coke supplies may become tighter due to environmental restrictions; however, we have the option of converting existing coke-fired equipment to natural gas should the availability and economics of coke so dictate.

Seasonality

Sales of refined sugar are somewhat seasonal, normally increasing during the third and fourth fiscal quarters because of increased demand of various food manufacturers, including fruit and vegetable packers. Shipments of specialty products (brown and powdered sugar) increase in the first fiscal quarter due to holiday baking needs. Our second fiscal quarter ending March 31 historically has experienced lower revenues and earnings than our other fiscal quarters as a result of reduced demand for refined sugar, margin reduction from product mix changes and lower absorption of fixed costs of our cane refineries, as well as reduced inventories of refined sugar produced from sugarbeets in the period prior to the commencement of the seasonal sugarbeet campaign.

Although the refining of cane sugar is not seasonal, the production of beet sugar is a seasonal activity. Each of our beet sugar factories operates during sugar-making campaigns, which generally begin in early April and total 150 days to 200 days in length each year, depending on the supply of sugarbeets available to the factory. The seasonal production of sugarbeets requires us to store significant refined sugar inventory at each sugarbeet factory.

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

The principal legislation currently supporting the price of domestic crops of sugar cane and sugarbeets is the Farm Security and Rural Investment Act of 2002, otherwise known as the Farm Bill, which became effective October 1, 2002 and extended the sugar price support program for sugar cane and sugarbeets until 2008.

Farm Bill

The Farm Bill has three important aspects:

•	Non-recourse Loan Program. The Farm Bill provides for a loan program (continued from predecessor acts) covering sugar cane and sugarbeet crops during the 2002 to 2008 period. The program authorizes the Commodity Credit Corporation, or CCC, a federally owned and operated corporation within the U.S. Department of Agriculture, or USDA, to extend loans to first-processors of domestically grown sugar cane and sugarbeet crops secured by sugar inventories from current year crop production at rates of approximately 18 cents per pound for raw cane sugar and 22.9 cents per pound for beet sugar. CCC loans are non-recourse and mature the earlier of nine months after the date of the loan or September 30 each year. The program provides price support to the first-processor by effectively enabling the sale of cane sugar and refined beet sugar by forfeiture of the collateral at the respective loan rates in the event that the market prices drop below the loan-advance levels.

•	Tariff-rate Quota System. The tariff-rate quota, or TRQ, element of the Farm Bill limits the amount of raw and refined sugar that can be imported into the United States, subject to a minimum amount mandated under the General Agreement on Tariffs and Trade (currently 1.276 million short tons), by imposing a tariff, currently $17.60 per cwt, on over-quota sugar that makes its import uneconomical. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar. The government administers the program by adjusting duties and quotas for imported sugar to maintain domestic sugar prices at a level that discourages loan defaults under the non-recourse loan program.

•	Marketing Allotments. The Farm Bill in certain circumstances imposes marketing allotments on sugarbeet processors and domestic raw cane sugar producers who supply raw sugar. Marketing allotments can have the effect of reducing the amount of domestic sugar that is available for marketing and strengthening sugar prices. Marketing allotments were in force in fiscal 2003 and continue to be in force for fiscal 2004. The USDA can adjust allotments to meet changing market situations.

The Farm Bill requires that the USDA operate its non-recourse sugar loan program, to the maximum extent possible, so as to avoid forfeiture of sugar to the CCC. To this end, the USDA has the authority to accept bids from sugar cane and sugarbeet processors to obtain raw cane sugar or refined beet sugar in CCC inventory in exchange for reduced production of raw cane sugar or refined beet sugar. This payment-in-kind authority, if employed by the USDA, effectively moves inventories of CCC-owned sugar back into the market without increasing overall supply.

Free Trade Initiatives

The North American Free Trade Agreement, or NAFTA, contains provisions that allow Mexico to increase its raw or refined sugar exports to the United States to 275,576 short tons raw value by 2007, if Mexico is projected to produce a net surplus of sugar. In 2008, NAFTA sugar duties and quotas expire and sugar may be freely traded between the United States and Mexico. The NAFTA sugar agreement currently is under renegotiation by the governments of the United States and Mexico. Mexican access to the United States market could be greater in future periods. In addition to the NAFTA programs, a number of other trade initiatives and negotiations involving the Americas and other quota holding countries are evolving and their impact on the domestic market is currently unknown.

Environmental Regulation

Our operations are governed by various federal, state and local environmental regulations. These regulations impose effluent and emission limitations, and requirements regarding management of water resources, air resources, toxic substances, solid waste, and emergency planning. We make application for environmental permits required under federal, state and local regulations and we have obtained or have filed for environmental permits as required in California, Florida, Georgia, Louisiana and Texas.

Remediation

The soil and ground water at our Mendota, California facility has been found to have elevated concentrations of salts. In the mid-1990s, we developed a prevention plan to install a clay cap on the area of concern and to treat the affected ground water. The prevention plan will be accomplished over a 20- to 30-year period, and we have recorded a $1.1 million liability for the present value of the estimated future costs to install the cap in accordance with the plan established with local authorities.

As a result of the cessation of sugar production at our facilities in Clewiston, Florida; Hamilton City, California; and Tracy, California, we expect that we will be required to incur costs to remediate certain production areas, including possibly the removal of material from former production settling ponds in accordance with waste discharge requirements. Additional expenditures also may be required to comply with future environmental protection standards, although the amount of any further expenditures cannot be fully estimated. We have recorded a liability of $1.4 million based on management’s estimates of the remediation costs likely to be incurred in connection with remediating these production areas, including closing the former settling ponds.

Research

We operate research and development centers in Sugar Land, Texas and Port Wentworth, Georgia where we conduct research relating to:

•	manufacturing process technology

•	factory operations

•	food science

•	new product development.

In Port Wentworth, we operate a “pilot plant” where we have developed sugar products co-crystallized with other flavors such as honey. We market the co-crystallized specialty products produced at the pilot plant.

Competition

We compete with other cane sugar refiners and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as high-fructose corn syrup, aspartame, saccharin, sucralose and acesulfam-k. We also compete with foodservice companies and resellers in distributing bag sugar products. Our principal business is highly competitive, where the selling price and our ability to supply a customer’s needs in a timely fashion are important competitive considerations.

Employees

At November 30, 2003, we employed approximately 1,200 year-round employees. In addition, we employ approximately 300 seasonal employees over the course of a year in our California sugarbeet operations. Our Port Wentworth, Georgia refinery employs non-union labor. Substantially all of the employees at our other plants are covered by collective bargaining agreements which expire in March 2004 in California and February 2005 in Louisiana.

Disposed of Operations

Since we emerged from bankruptcy protection in August 2001, we have explored avenues to rationalize capacity, reduce cash flow volatility and to shift our focus to high-value functions such as marketing and distribution. To that end, we sold (1) our Michigan Sugar Company subsidiary and its four sugarbeet factories in February 2002 for gross proceeds of approximately $63 million, (2) our Worland, Wyoming sugarbeet factory in June 2002 for gross proceeds of approximately $3 million and (3) our Sidney, Montana, Torrington, Wyoming and Hereford, Texas sugarbeet facilities in October 2002 for gross proceeds of approximately $34 million. In connection with the sale of the four Michigan Sugar Company beet factories, we executed an agreement to market all refined sugar production from those factories through September 2011. In addition, we discontinued our raw cane sugar refinery operations in Sugar Land, Texas in December 2002 and the related packaging and distribution operations in June 2003. Since the beginning of fiscal 2002, we have also sold certain parcels of real estate and other assets for gross proceeds of approximately $25 million.

We sold our nutritional products business in April 2001 for gross proceeds of approximately $65 million and our disposable meal kits business in December 2001 for gross proceeds of approximately $28 million. On December 30, 2002, we sold the majority of our foodservice business (including all of the non-sugar products business) for gross proceeds of approximately $121 million. We retained a substantial portion of the sugar product sales to the foodservice market in this transaction and entered into a five-year agreement to supply the majority of the sugar requirements for the disposed of business. As a result of the sale, we have reflected our foodservice business as discontinued operations in our consolidated financial statements.

Previously, our foodservice business sold numerous products to our foodservice customers ranging from 50-pound bags of sugar to individual packets of sugar, salt, pepper, non-dairy creamer, sauces, seasonings, drink mixes and desserts. Our foodservice customers included restaurants, healthcare institutions, geriatric centers, schools and other institutions and distributors to these businesses.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on our web site located at www.imperialsugar.com as soon as reasonably practicable after we file or furnish these reports electronically with the SEC.

ITEM 2.    Properties

We own each of our cane sugar refineries and sugarbeet factories, our packaging and distribution facility in Tracy, California, and our corporate headquarters in Sugar Land, Texas. We operate a distribution facility in Kentucky, and contract for throughput and storage at a number of warehouses and distribution stations. We own additional acreage at our refineries and factories that is used primarily for settling ponds and as buffers from nearby communities or is leased as farm and pasture land. Substantially all of these properties are subject to liens securing our bank debt. We are actively marketing the real estate for our former Clewiston, Florida, Indianapolis, Indiana, and Hamilton City, California facilities and our Sugar Land, Texas refinery site. Please read “Item 1. Business—Operational Facilities.”

ITEM 3.    Legal Proceedings

We are a party to litigation and claims that are normal in the course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not materially and adversely affect our consolidated results of operations, financial position or cash flows.

In accordance with our plan of reorganization, we are working to resolve the remaining disputed claims of our pre-petition trade creditors in the U.S. Bankruptcy Court for the District of Delaware. As we resolve disputed claims, we are distributing to the remaining pre-petition trade creditors cash or common stock as provided under the plan of reorganization.

In conjunction with the cessation of refining operations in Sugar Land in December 2002, the Company offered its affected bargaining unit employees severance aggregating $2.3 million, even though not required by the collective bargaining agreement, in return for certain changes to the agreement. The union leadership rejected the Company’s offer and in February 2003 filed a grievance alleging the Company owed unspecified severance and other benefits pursuant to the existing contract. The Company estimates that severance and other benefits calculated pursuant to the grievance would be between $4 million and $5 million. The Company believes that its interpretation of the contract is correct and that it will prevail in the arbitration of this grievance. The grievance arbitration hearing was conducted in August 2003 and the parties are currently awaiting the arbitrator’s decision.

In May 2003, sugarbeet growers from the Torrington, Wyoming area filed a complaint for unspecified damages alleging breach of contract, anticipatory repudiation and breach of an implied covenant of fair dealing in connection with the Company’s sale of a beet processing facility to a third party in 2002. In September 2003, the Wyoming Federal District Court granted the Company’s motion to dismiss all counts of the plaintiff’s complaint and overruled the growers motion for a rehearing. The growers have since filed an appeal of the Court’s decision. The Company believes these claims are without merit and that it will be successful in defending against these claims.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age and position of our executive officers as of December 10, 2003. Our by-laws provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the earlier of the officer’s death, resignation or removal by the Board of Directors. In February 2003, we changed the titles of our Executive Vice Presidents to Senior Vice Presidents.

Name	Age	Positions
Robert A. Peiser	55	President and Chief Executive Officer
T. Kay Hastings	41	Senior Vice President – Human Resources
Patrick D. Henneberry	49	Senior Vice President – Commodities
William F. Schwer	56	Senior Vice President and General Counsel
W.J. Smith(1)	48	Senior Vice President – Operations
Darrell D. Swank	40	Senior Vice President and Chief Financial Officer
Lee Van Syckle	53	Senior Vice President – Sales and Marketing
Christophe Armero	42	Vice President – Strategy and Business Development
H.P. Mechler	50	Vice President – Accounting and Finance
Roy L. Cordes, Jr.	56	Secretary and Deputy General Counsel
J. Eric Story	40	Treasurer

(1)	Mr. Smith will be leaving the Company effective December 31, 2003.

Mr. Peiser became President and Chief Executive Officer in April 2002. Prior to joining Imperial, Mr. Peiser served as Chairman and Chief Executive Officer of Vitality Beverages, Inc. of Tampa, Florida, a privately owned beverage company, from July 1999 to February 2002. Mr. Peiser was Chairman of the Board of CV Services International, Inc. from May 1998 to November 1999 and President and Chief Executive Officer of Western Pacific Airlines from December 1996 to February 1998.

Ms. Hastings joined the Company as Senior Vice President-Human Resources in June 2003. Prior to joining Imperial, she served as Senior Vice President-Human Resources for Big V Supermarkets/Shoprite, a privately held grocery chain and member of the Wakefern Food Cooperative, from 1999 to 2002. From 1997 to 1999, Ms. Hastings held domestic and international management roles as Director of Training and Special Projects with Hechinger Investment Company and with Wal Mart International-Mexico.

Mr. Henneberry joined Imperial as Executive Vice President in July 2002. Prior to joining Imperial, he was employed by Louis Dreyfus Corporation from 1984 to 2002. His more recent positions with Louis Dreyfus were: Vice President, Alcohol Division September 2001 to July 2002, Vice President, Louis Dreyfus eBusiness Ventures from May 2000 to March 2002 and Executive Vice President, Louis Dreyfus Sugar Company from April 1996 to April 2000.

Mr. Schwer became Executive Vice President in July 1999 and served as Managing Director from October 1995 to July 1999, and General Counsel since 1989. He also served as Senior Vice President from 1993 to 1995. Mr. Schwer joined Holly Sugar Corporation as Assistant General Counsel in 1988.

Mr. Smith joined Imperial as a Managing Director in September 1999 and became Executive Vice President in 2002. Prior to joining Imperial, Mr. Smith was Senior Vice President – Worldwide Product Supply at Gerber Products Company from 1995 to 1999.

Mr. Swank joined Imperial as Executive Vice President and Chief Financial Officer in September 2002. Prior to joining Imperial, he served as Executive Vice President, Chief Financial Officer and Corporate Secretary of Purina Mills, Inc., a leading branded consumer and agricultural feed manufacturer in the U.S. from April 1998 to February 2002. Before Purina Mills, Inc., Mr. Swank was the Chief Financial Officer of Koch Agriculture, a division of Koch Industries, Inc.

Mr. Van Syckle joined Imperial as Executive Vice President in November 2002. Prior to joining Imperial, he served as head of Global Sales for Novartis Consumer Health from March 2001 to April 2002 and was Senior Vice President of Sales in North America from November 1997 to March 2001. Prior to the acquisition of Gerber by Novartis, he served as Vice President – Sales, Gerber Infant Care, North America.

Mr. Armero joined Imperial in June 2003 after nineteen years with Tate & Lyle PLC, a global sweetener and starch company. From 2000 to 2002, he was with Tate and Lyle’s Domino Sugar unit as Vice President – Sales and Marketing – Consumer and Foodservice and previously Vice President Specialty Ingredients. Mr. Armero held various other positions, including Commercial Director of Grupo Saenz (a unit of Tate & Lyle) in Mexico for three years and prior to that he was responsible for strategy and business development for Tate & Lyle North America, which included Domino and Western Sugar (in the U.S.), Redpath Sugar (in Canada) and Bundaberg Sugar (in Australia).

Mr. Mechler became Vice President—Accounting and Finance in February 2003 and was Vice President – Accounting from April 1997 to February 2003. Mr. Mechler had been Controller since joining Imperial in 1988.

Mr. Cordes joined Imperial as Deputy General Counsel in September 1997. He became Secretary of Imperial in July 1998. Prior to joining the Company, Mr. Cordes was in private law practice from 1995 to 1997.

Mr. Story became Treasurer in February 2003. He joined Savannah Foods & Industries, Inc. in 1987, which we acquired in 1997, and he has held a number of finance and accounting positions within both Savannah Foods & Industries and Imperial. He became corporate controller for Savannah in 1994 and director of planning and analysis for Imperial in 2002.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock currently is listed on the NASDAQ National Market System under the symbol “IPSU.” As of December 10, 2003, there were approximately 2,000 shareholders of record of our common stock.

The following table contains information about the high and low sales price per share of our common stock for fiscal years 2003 and 2002. Shares of our common stock existing after our reorganization became effective did not begin trading on the OTC Bulletin Board until October 11, 2001. Information about OTC bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. On April 16, 2003, our common stock began trading on the NASDAQ National Market System; market prices since April 16, 2003 are closing prices as reported by NASDAQ.

	Sales Price
Three months ended	High	Low
Fiscal 2002
December 31, 2001	$9.50	$5.50
March 31, 2002	$8.65	$6.50
June 30, 2002	$6.17	$1.95
September 30, 2002	$2.75	$2.00

Fiscal 2003
December 31, 2002	$5.01	$1.11
March 31, 2003	$6.40	$5.06
June 30, 2003	$10.60	$6.01
September 30, 2003	$11.40	$7.03

On August 29, 2001, Imperial Sugar’s plan of reorganization became effective. Under the plan of reorganization, an aggregate of 10,000,000 shares of common stock were issued to persons who were common shareholders and creditors of Imperial Sugar immediately prior to effectiveness of the plan of reorganization. As of December 10, 2003, 325,364 shares of common stock were not yet distributed pursuant to the plan of reorganization pending finalization of certain claims. Pursuant to the plan of reorganization, warrants expiring in August 2008 to purchase an aggregate of 1,111,111 shares of Imperial Sugar’s common stock at $31.89 per share were issued to persons who were common shareholders of Imperial Sugar immediately prior to effectiveness of the plan of reorganization.

Dividend Policy

Our current credit agreement prohibits the payment of dividends, other than dividends payable solely in our capital stock, so long as any borrowings remain outstanding under the credit agreement. Unless we repay borrowings early, we will have borrowings outstanding under our credit facility until December 31, 2005. We currently do not anticipate paying dividends in the form of our capital stock. Any determination to declare or pay dividends out of funds legally available for that purpose after termination or expiration of the credit facility will be at the discretion of our board of directors and will depend on our future earnings, results of operations, financial condition, capital requirements, any future contractual restrictions and other factors our board of directors deems relevant.

ITEM 6.    Selected Financial Data

The following selected consolidated financial information is derived from the consolidated financial statements of Imperial Sugar for periods both before and after emerging from bankruptcy protection in August 2001. This consolidated financial data should be read in conjunction with our consolidated financial statements including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

The consolidated statements of operations information for the periods ended September 30, 2003, 2002 and 2001 and the consolidated balance sheet information at September 30, 2003, 2002 and 2001 reflect our financial position and operating results after the effect of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Law” (“SOP 90-7”). Accordingly, such financial information is not comparable to our historical financial information before August 29, 2001.

Selected financial data for the last six periods is as follows (in thousands of dollars, except per share data):

	Successor Company			Predecessor Company
			Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001(2)
	Year Ended September 30,				Year Ended September 30,
	2003(1)	2002			2000	1999
For the Period:
Net Sales	$1,110,811	$1,104,904	$114,934	$1,198,771	$1,505,346	$1,605,639
Operating Income (Loss)	7,968	23,487	(4,681)	(53,028)	(42,106)	25,699
Income (Loss) Before Cumulative Effect and Discontinued Operations	1,967	(1,271)	(7,590)	(334,138)	(48,674)	(40,250)
Net Income (Loss)	76,657	16,417	(6,464)	(316,340)	(34,677)	(18,124)
Per Share Data:
Basic Income (Loss) per Share:
Before Cumulative Effect and Discontinued Operations	$0.20	$(0.13)	$(0.76)	$(10.31)	$(1.51)	$(1.27)
Net Income (Loss)	7.66	1.64	(0.65)	(9.76)	(1.07)	(0.57)
Diluted Income (Loss) per Share:
Before Cumulative Effect and Discontinued Operations	$0.19	$(0.13)	$(0.76)	$(10.31)	$(1.51)	$(1.27)
Net Income (Loss)	7.44	1.64	(0.65)	(9.76)	(1.07)	(0.57)
Cash Dividends Declared per Share	—	—	—	—	—	$0.12
At Period End:
Total Assets	$415,988	$444,600	$521,207		$1,060,269	$1,238,578
Long-term Debt-Net	10,975	148,878	226,779		20,000 (3)	553,577
Total Shareholders’ Equity	121,413	98,260	79,657		318,601	373,424

(1)	Net income includes a gain on sale of discontinued operations of $69.8 million.
(2)	Includes fresh start adjustments aggregating $453.2 million and reorganization costs totaling $19.7 million, as more fully described in Note 2 to the consolidated financial statements.
(3)	At September 30, 2000, substantially all of our long-term debt was reclassified to current.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

Overview

We have significantly de-leveraged our balance sheet and improved our liquidity and our operating results since emerging from bankruptcy in August 2001. A key part of our strategy was the sale of certain operating units as well as the sale of surplus assets (for example, excess real estate and idle factory assets). During fiscal 2003, we sold the majority of our foodservice business and our Sidney, Montana, Torrington, Wyoming and Hereford, Texas sugarbeet factories, which we report as discontinued operations. In fiscal 2002, we sold our King Packaging operation, our Michigan sugarbeet operation and our Worland, Wyoming sugar beet factory. As a result of these asset sales and improvements in our operating results, our total debt has been reduced from $231 million upon our emergence from bankruptcy to $38 million at September 30, 2003.

The comparability of our financial results is affected by our filing for reorganization under chapter 11 of the Bankruptcy Code on January 16, 2001 and our emergence from bankruptcy. The consolidated balance sheet information at September 30, 2003 and 2002 and the consolidated statements of operations and cash flows for the years ended September 30, 2003 and 2002 and the period ended September 30, 2001 reflect results after the consummation of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. Our company before and our company after adopting fresh start accounting are different reporting entities and our consolidated financial statements have not been prepared on the same basis.

We previously operated in two domestic business segments. With the sale of the majority of our foodservice operations, we now operate in a single segment, which produces and sells refined sugar and related products. Revenues, volumes, costs and expenses of discontinued operations have been segregated from continuing operations in the Consolidated Statements of Operations and in the following discussion and analysis of results of operations. Discontinued operations are presented in more detailed in Note 14 to the Consolidated Financial Statements.

Results of Operations

Industry Environment

Our results of operations substantially depend on market factors, including the demand for and price of refined sugar, the price of raw cane sugar, the quantity and quality of sugarbeets available to us and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar and the marketing of refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries. Please read “Item 1. Business—Sugar Legislation and Other Market Factors” and “—Competition” and “—Overview of the Sugar Industry.”

Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of crop diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing. Please read “Item 1. Business—Raw Materials and Processing Requirements.”

Fiscal Year Ended September 30, 2003

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprised 95.8% of our net revenues in fiscal 2003, up from 94.8% in 2002.

	Fiscal Year Ended September 30,
	2003	2002
	(in Millions of Dollars)
Net Revenues:
Sugar Sales	$1,070	$1,055
By-product Sales	30	33
Beet Seed Sales and Other Revenue	11	17

Net Revenues	$1,111	$1,105

Sugar sales revenues increased slightly in fiscal 2003, primarily as a result of higher prices attributable to improved market conditions, as well as a higher mix of consumer products, which carry higher prices, due to rationalizing our industrial business after the closure of our Sugar Land, Texas refining operations in December 2002.

	Fiscal Year Ended September 30,
	2003		2002
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	21,405	$26.46	22,104	$26.30
Consumer	10,526	32.04	9,931	31.33
Foodservice	5,568	29.83	5,717	28.53

Sugar Sales	37,499	$28.53	37,752	$27.96

Volumes decreased 0.7% in fiscal 2003, primarily as a result of the Sugar Land refinery closure.

Our gross margin improved to 7.3% of sales in fiscal 2003 compared to 6.5% in 2002, primarily due to better spreads of sugar selling prices over raw material costs and our ability to reduce per unit manufacturing costs. Our cost of raw cane sugar, which is the raw material for 85% of our sugar sales, increased from $21.08 per cwt (on a raw market basis) in 2002 to $21.60 per cwt in 2003 or 2.4%. Sugarbeets are purchased from growers under contracts which relate the cost of beets with the average selling prices of sugar, effectively sharing a fixed percentage of the final sales price. Thus, sugarbeet cost increased in fiscal 2003 proportionate with the increased sales price. Sugar manufacturing is an energy intensive process, and while we utilize coal and fuel oil in a portion of our operations, the primary energy source for our plants is natural gas. We purchase approximately 5 million mmbtu annually and our average cost of natural gas, after hedging activity, increased to $3.82 per mmbtu in fiscal 2003 compared to $3.42 per mmbtu in 2002. We were able to mitigate the impact of the increase in natural gas costs by switching to less expensive alternate fuels where possible and by improving energy efficiency, resulting in a 4% increase in energy cost per unit of production in fiscal 2003. Energy costs have continued to rise, and, as of November 30, 2003, we have purchased natural gas futures for approximately 85% of our 2004 gas needs at an average cost of $5.06 per mmbtu. Other manufacturing costs decreased in fiscal 2003, primarily due to more efficient refinery operations following the cessation of refining in Sugar Land and to commensurate increases in volume at our remaining refineries.

Selling, general and administrative expense decreased 2.3% in fiscal 2003. We reduced staffing levels and undertook other cost reduction programs in response to the downsizing of our sales volumes and manufacturing activities. SG&A expenses include $0.8 million of severance and other termination costs in fiscal 2003, incurred as a result of these actions. Severance and other termination costs were $1.6 million in fiscal 2002. Additionally, we incurred $3.2 million of professional fees and other costs in 2003 in connection with our initiatives to rationalize businesses and restructure capital requirements, including trailing bankruptcy costs of $0.6 million, compared to $5.6 million of such costs in fiscal 2002. Partially offsetting these decreases were $4.1 million of higher medical and incentive compensation costs.

Depreciation and amortization costs increased $2.1 million in 2003 as a result of $4.0 million of additional depreciation in 2003 due to the determination to close the Sugar Land operations. This additional depreciation was partially offset by a reduction in depreciation as a result of the sales of the Michigan and Worland, Wyoming sugarbeet factories, which occurred during fiscal 2002.

Gains on asset sales decreased $21.1 million primarily because of the Michigan Sugar sale in 2002. Additionally, in Fiscal 2003 we recorded impairment and other charges totaling $4.3 million, primarily related to the Sugar Land closure and the adjustment of assets held for sale. Gains and losses on asset sales and impairment and other charges are described in more detail in Note 13 to the Consolidated Financial Statements.

As a result of the items discussed above, operating income declined from $23.5 million for the year ended September 30, 2002 to $8.0 million for the year ended September 30, 2003. Operating income includes charges (credits) which affect comparability between periods as follows:

	Fiscal Year Ended September 30,
	2003	2002
	(in Millions of Dollars)
Charges (Credits) Included in Operating Income:
(Gain)/Loss on Asset Sales, Impairment and Other Costs:
Gain on Asset Sales	$(2.9)	$(24.0)
Impairment and Other Costs	4.4	—
Discount on Receivables Sold	1.9	2.7
Selling, General and Administrative Expense:
Severance Costs—Headquarters	0.8	1.6
Professional Fees and Expenses for Restructuring	3.2	5.6
Additional Depreciation on Assets Closed/Sold	4.0	1.5
Lease Income on Facilities Prior to Sale	—	(6.5)

•	Gain on asset sales are detailed in Note 13 to the Consolidated Financial Statements.

•	Asset impairment charges are primarily associated with the discontinuance of refining operations at our Sugar Land refinery in fiscal 2003, including impairment of inventory, severance and environmental costs. Additionally, we recorded charges to reduce the carrying value of assets held for sale. There were no comparable charges or credits in fiscal year 2002.

•	Discounts on receivables sold were incurred in connection with the Company’s accounts receivable securitization facility, which was terminated in December 2002 in connection with the refinancing of the senior bank debt.

•	Severance costs incurred in connection with corporate headquarters staff reductions in fiscal 2002 and 2003 are included in selling, general and administrative expense.

•	Selling, general and administrative expense also includes professional fees and other costs incurred in connection with our initiatives to rationalize businesses and restructure capital requirements, including trailing bankruptcy costs, in fiscal 2002 and 2003.

•	Additional depreciation related to the closing and reduced asset lives of the Sugar Land facility was recorded in the fiscal year 2003. Depreciation related to the Michigan and Worland sugarbeet facilities prior to their sale was recorded during fiscal year 2002.

•	Lease income was recorded on the Michigan and Worland sugarbeet facilities prior to their sale in fiscal year 2002. There were no comparable credits in fiscal year 2003.

Interest expense decreased dramatically in fiscal 2003 as a result of the debt reductions from asset sales. Additionally, interest expense was reduced due to lower working capital financing needs resulting from improved operations, and lower interest rates, as a result of both the new financing agreement and lower market rates. Finally, as a result of our repaying the senior bank debt in December 2002, we received a refund of $2.1 million of interest which had been charged to expense in fiscal 2002. We reduced interest expense in fiscal 2003 by this refund. We wrote off $4.6 million of costs in connection with the repayment of our senior bank debt in December 2002.

Other income includes dividends, royalties and other distributions from cost basis investments and joint ventures. In September 2003, we received a liquidating distribution of $2.2 million from the de-mutualization of an insurance company we had purchased key-man life insurance policies from a number of years ago.

Detail of our provision for income taxes, including a reconciliation to the statutory federal rates, is provided in Note 8 to the Consolidated Financial Statements. We currently are not paying federal income taxes on our earnings as a result of net operating loss carryforwards from prior periods. However, we expect to begin paying cash taxes in fiscal 2004.

Income from discontinued operations includes the operating results and gains on sale of our foodservice and Rocky Mountain beet sugar operations, as detailed in Note 14 to the Consolidated Financial Statements.

Fiscal Year Ended September 30, 2002

During fiscal 2001 and 2002, we sold a number of business units in order to reduce our leverage. As a result, our consolidated sales, costs and expenses declined significantly during fiscal 2002. The table below shows the effects of these dispositions, and our pro forma net sales, costs of sales and gross margin (before depreciation) as if all these transactions had occurred on October 1, 2000 (in millions of dollars). The sales in first quarter fiscal 2003 of our foodservice business and our Rocky Mountain beet factories are reported as discontinued operations and have been excluded from the presentation below.

	Twelve Months Ended September 30, 2002
	As Reported	Business Units Sold (1)	Pro Forma
Net Sales	$1,105.2	$1.3	$1,103.9
Cost of Sales	1,034.2	1.2	1,033.0

Gross Margin	$71.0	$0.1	$70.9

	Twelve Months Ended September 30, 2001
	As Reported	Business Units Sold (1)	Pro Forma
Net Sales	$1,314.6	$187.9	$1,126.7
Cost of Sales	1,274.9	179.1	1,095.8

Gross Margin	$39.7	$8.8	$30.9

(1)	Includes the results of Michigan Sugar Company sold in February 2002 and our Worland, Wyoming factory sold in June 2002. These facilities were leased to their respective buyers in fiscal 2002 prior to sale.

Pro forma net sales decreased $22.8 million or 2.0% in fiscal 2002 as a result of lower sales volume relating primarily to the closure of two Northern California beet factories in fiscal 2001, which more than offset a 10% increase in sugar prices. Sugar prices in fiscal 2001 were depressed by a significant oversupply resulting from consecutive large domestic sugarbeet crops, which outstripped the USDA’s ability to maintain price supports at higher levels. Smaller domestic crops and certain USDA actions, including implementation of PIK programs, led to higher refined sugar prices in fiscal 2002.

Pro forma gross margin as a percent of sales increased from 2.7% in 2001 to 6.4% in fiscal 2002, principally as a result of improved margins on sugar products. Refined sugar prices increased more than raw cane sugar costs during fiscal 2002, improving margins. Sugarbeet costs increased proportionately with refined prices due to the provision for sharing in net sales prices in our contracts with the growers. Additionally, reductions in manufacturing costs, including lower energy costs, added to margin improvements.

Selling, general and administrative expense remained relatively flat in fiscal 2002 compared to the combined amount for the period ended August 29, 2001 and the period ended September 30, 2001, principally as a result of reductions in selling and administrative cost from sale of business units, as well as ongoing cost savings initiatives. Additionally, the 2001 amounts include $3.2 million of costs incurred in connection with, but prior to, filing a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Trailing bankruptcy costs in fiscal 2002 were $1.6 million. Costs incurred during the pendency of the bankruptcy case in 2001 are reported separately as reorganization costs. Included in the fiscal 2002 amounts are $5.6 million of consulting and personnel related costs incurred in connection with the rationalization of our businesses and restructuring of our capital requirements. We experienced higher pension costs affecting both manufacturing cost and administrative expense in 2002, as a result of both fresh start accounting and investment losses in the pension trust accounts.

Depreciation and amortization decreased during fiscal 2002 due to the application of fresh start accounting and the disposition of assets.

Interest expense declined during 2002 as a result of lower market interest rates and lower borrowings levels resulting from both the sale of business units and the restructuring of our debt in bankruptcy. The margin of our borrowing rates over market interest rates under our senior bank credit agreement were increased under amendments executed during fiscal 2002.

Liquidity and Capital Resources

On December 31, 2002, we entered into a new credit facility with a group of lenders led by Bank of America and General Electric Capital Corporation, which replaced the term and working capital facilities we had in place when we emerged from bankruptcy. The initial funding under the new facility, together with the cash proceeds from the sale of the majority of our foodservice operations, was used to repay senior bank debt and repurchase accounts receivable sold under a securitization agreement, which was terminated. The new facility consists of a $35 million three-year term loan and a $140 million (subject to a borrowing base calculation) three-year revolving credit facility, including a $50 million sub-limit for letters of credit. At September 30, 2003, the balance of the term loan was $24.7 million and we had no outstanding borrowings under the revolving credit facility.

The facility is secured by substantially all of our assets and each of our subsidiaries is either a borrower or a guarantor under the facility. The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness

•	incur other liens

•	undergo any fundamental changes

•	declare or pay dividends

•	engage in transactions with affiliates

•	enter into sale and leaseback transactions

•	change our fiscal periods

•	enter into mergers or consolidations

•	sell assets

•	prepay other debt

In addition, the agreement requires that we comply with quarterly covenants, commencing September 30, 2003, as follows:

•	a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”) of $14 million for the nine months ended September 30, 2003, increasing to $29 million for the year ending September 30, 2004 and $37 million for the year ending September 30, 2005.

•	a minimum fixed charge coverage ratio (as defined) of 0.6 times for the nine months ended September 30, 2003, increasing to 0.95 times in fiscal 2004 and 1.0 times thereafter.

The facility also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2005, we have classified debt under the new credit facility as current, pursuant to Emerging Issues Task Force Issue 95-22 as the agreement contains a subjective acceleration clause if in the opinion of the lenders, there is a material adverse effect, and provides the lenders direct access to our cash receipts. We are in compliance with all requirements of the agreement at September 30, 2003 and had unused borrowing capacity of $58 million under the revolving credit facility, after considering $31.3 million of outstanding letters of credit issued principally to secure insurance obligations.

Interest on the term loan accrues at LIBOR plus a margin that varies (based on utilization) between 2.75% and 3.50% or at a base rate (the Bank of America prime rate) plus a margin that varies from 0.25% to 1.00%. Interest on revolving credit borrowings accrues at LIBOR plus a margin of 2.25% to 3.00% or the base rate plus a margin of zero to 0.50%.

Our capital expenditures for the twelve months ended September 30, 2003 were $16 million, primarily for technology and productivity improvements. Capital expenditures in fiscal 2004 are expected to total approximately $19 million, including $4 million of technology investments (primarily an Enterprise Resource Planning system), with $5 million of expenditures related to normal replacement of factory equipment and $10 million related to productivity and packaging improvements.

Accumulated other comprehensive income includes a charge of $50 million to increase the minimum pension liability at September 30, 2003, primarily due to a lower discount rate and lower than expected returns on plan assets. In 2003, we froze the benefits under our salaried pension plan which, along with the reduction of participants resulting from the sale of our foodservice operations, was accounted for as a curtailment, decreasing the actuarial projected benefit obligation. This gain was offset against accumulated actuarial losses and no gain or loss was recognized in the consolidated statement of operations. Pension liabilities totaled $89 million, which along with a $25 million liability for postretirement and postemployment medical benefits and deferred compensation liabilities of $9 million, comprised the the substantial portion of the non-current deferred employee benefits and other liabilities at September 30, 2003.

Our contributions to company-sponsored pension plans totaled $3 million in fiscal 2003 and are expected to total approximately $3 million in fiscal 2004. Our independent actuary has estimated, assuming no change in current interest rates and assuming the plans’ assets grow at 8% per year, that our contributions will increase to $4 million in 2005 and $18 million in 2006, decreasing to $15 million in 2007 and $12 million in 2008.

Our sugar production operations require seasonal working capital. Following the sale of our Rocky Mountain sugarbeet factories, which had substantial working capital requirements in the first half of our fiscal years, our seasonal requirements are expected to peak during our fourth fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made. Management believes that the credit facility and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs for at least the next twelve months.

In connection with the sales of DCB and the beet factories described above, we made customary representation and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. To date, no significant indemnity claims have been asserted and we do not believe any future claim, if asserted, would be material to our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates and our estimates may change materially if our assumptions or conditions change and as additional information becomes available in future periods. Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Form 10-K.

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements for fiscal 2003. The following is a summary of the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Trade Promotions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reduction for the sale of our products to consumers, reimbursement of customer paid advertising and amounts paid to obtain favorable display positions in retailers’ stores. Accruals for trade promotions are recorded at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us or by direct payment to customers. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due them. Allowances for trade promotions total $5.8 million at September 30, 2003. Final determination of trade promotion allowances may result in adjustments in future periods.

Allowance for Credit Losses: We extend trade credit to customers on substantially all of our sales and are subject to credit risk in the event of non-payment. We provide an allowance for estimated credit losses based on a review of prior loss history, a review of the trend in credit quality statistics about the receivable portfolio such as past due percentages, a review of individual credit extensions and other factors. As of September 30, 2003, the allowance for estimated credit losses, which is reported as a reduction of accounts receivable in the consolidated balance sheet, was $1.6 million. Actual credit losses in the future may vary from this estimate.

Defined Benefit and Medical Retirement Plans: The plan obligations and related assets of defined benefit and medical retirement plans are presented in Note 9 to the Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and are based in part on a number of assumptions we provide. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. In determining the discount rate, we use the yield on Moody’s AA rated, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. At September 30 , 2003, the actuarial assumption for our plans were: discount rate of 6%; long-term rate of return on plan assets of 9% (we changed the assumed long-term rate of return on plan assets to 8% for fiscal 2004); assumed salary increases of 4% to 5%; and healthcare cost trend rate ranging from 11.5% to 5%. A 1% change in the discount rate would change our recorded retirement obligations by approximately $26 million, while a 1% change in the assumed rate of return on assets would change annual costs by $2 million. The impact of changes in healthcare trend rates is described in Note 9 to the Consolidated Financial Statements.

Sugarbeet Purchase Costs: We purchase sugarbeets under contracts with growers which provide for a purchase price which varies with the net selling price (as defined) of refined sugar during a specified contract year ending either February 28 or June 30. We accrue for the estimated remaining unpaid cost of sugarbeets at fiscal year end based upon the net selling price realized on a contract-to-date basis through September 30 for each contract. The final cost of sugarbeets cannot be determined until the end of each contract year. The total cost of sugarbeets purchased in fiscal 2003 was $83 million, and the liability for unpaid purchase price included in accounts payable was $16 million at September 30, 2003. A 1% change in the estimated net selling price would change the end of year liability by $1 million.

Interim LIFO Accruals: Our sugar inventories, which are accounted for on the LIFO basis of accounting, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year end, the estimated replacement cost of the liquidated layers is utilized as the basis of cost of sugar sold from beginning of the year inventory. Changes in the estimated replacement cost are recognized in subsequent interim fiscal periods as they arise. These changes in estimates have no effect on results for the full fiscal year.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued a number of new accounting standards discussed in Note 1 to the Consolidated Financial Statements. These standards, which became effective in fiscal 2003, establish additional accounting and disclosure requirements. Management has evaluated, as described in Note 1 to the Consolidated Financial Statements, the effects such requirements will have on our consolidated financial statements.

Effective October 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 145 which, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations.

Effective October 2002, we adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be disposed of by sale, including discontinued operations be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. We reported the foodservice operations and our Rocky Mountain sugar beet factories, which were sold in fiscal 2003, as discontinued operations pursuant to SFAS 144.

Effective January 2003, we adopted Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which replaced Emerging Issues Task Force

(EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 had no effect at the date of adoption.

Effective January 2003, we adopted Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” This Statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, this statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which we have elected not to adopt at this time. We have provided the additional disclosures required by SFAS 148 in the Notes to the Consolidated Financial Statements.

In April 2003, the FASB issued Statement of Accounting Standards No.149 which provided for technical amendments of SFAS No.133 for derivative contracts entered into after June 30, 2003. The effect of applying this new standard was not material to our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), which required recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the statement are effective for the financial statements as of February 1, 2003. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities, as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This statement does not have a material effect on our financial position or results of operations as we do not have a variable interest entity.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations. Gains and losses on raw sugar futures and options are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period the related manufactured product is sold.

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of September 30, 2003. Our world sugar option positions are not material to our consolidated financial position, results of operations or cash flows.

Expected Maturity Fiscal 2004
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	1,621,000
Weighted Average Contract Price (per cwt.)	$21.32
Contract Amount	$34,558,000
Weighted Average Fair Value (per cwt.)	$21.41
Fair Value	$34,701,000

	Expected Maturity Fiscal 2004	Expected Maturity Fiscal 2005
Domestic Futures Contracts (short positions):
Contract Volumes (cwt.)	308,000	142,000
Weighted Average Contract Price (per cwt.)	$21.43	$21.39
Contract Amount	$6,600,000	$3,042,000
Weighted Average Fair Value (per cwt.)	$21.58	$21.35
Fair Value	$6,647,000	$3,037,000

Expected Maturity Fiscal 2004
World Futures Contracts (long positions):
Contract Volumes (cwt.)	825,000
Weighted Average Contract Price (per cwt.)	$6.24
Contract Amount	$5,151,000
Weighted Average Fair Value (per cwt.)	$6.44
Fair Value	$5,316,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At September 30, 2002, our domestic futures position was a net long position of 1.6 million cwt. at an average contract price of $21.23 and an average fair value price of $21.89. Our world futures position at September 30, 2002 was a net long position of 1.1 million cwt. at an average contract price of $5.95 and an average fair market value of $6.15.

The information in the table below presents our natural gas futures positions outstanding as of September 30, 2003.

Expected Maturity Fiscal 2004
Futures Contracts (long positions):
Contract Volumes (mmbtu)	2,070,000
Weighted Average Contract Price (per mmbtu)	$5.29
Contract Amount	$10,950,000
Weighted Average Fair Value (per mmbtu)	$4.87
Fair Value	$10,072,000

At September 30, 2002, our natural gas futures position was a long position of 1.7 million mmbtu’s with an average contract price of $3.87 and an average fair value price of $3.94. Additionally, at September 30, 2002, we had long options for 3.1 million mmbtu’s at an average strike price of $3.62 and a market value of $2.2 million, and short option positions for 1.1 million mmbtu’s at an average strike price of $4.02 and a market value of $0.4 million.

We have material amounts of debt with interest rates that float with market rates, exposing us to interest rate risk. We have attempted to reduce this risk by entering into interest rate swap agreements for a portion of this floating rate debt. In connection with the refinancing of our senior bank debt, we terminated our interest rate swap agreements in December 2002 and entered into new interest rate swap agreements in fiscal 2003.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations at September 30, 2003 and 2002. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the treasury yield curve at the reporting date.

	Expected Maturity Date at September 30, 2003 Fiscal Year Ending September 30,
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
	(In millions of dollars)
Liabilities
Long-term debt:
Fixed rate debt	$1.9	$2.2	$2.4	$2.7	—	$1.5	$10.7	$10.7
Average interest rate	12%	12%	12%	12%	—	6.4%	11.2%
Variable rate debt	$3.4	$7.0	$14.7	$0.2	$0.2	$1.3	$26.8	$26.8
Average interest rate	4.5%	4.6%	4.8%	6.3%	6.8%	7.5%	4.8%
Interest Rate Derivatives
Interest rate swaps:
Variable to fixed	$14.5	$7.5	—	—	—	—	$22.0	$(0.3)
Average pay rate	3.5%	2.5%	—	—	—	—	2.5%
Average receive rate	1.1%	1.3%	—	—	—	—	1.2%

	Expected Maturity Date at September 30, 2002 Fiscal Year Ending September 30,
	2003	2004	2005	2006	2007	There- after	Total	Fair Value
	(In millions of dollars)
Liabilities
Long-term debt:
Fixed rate debt	$1.6	$1.8	$2.0	$2.3	$2.6	$2.2	$12.5	$12.5
Average interest rate	12.0%	12.0%	12.0%	12.0%	12.0%	8.1%	11.3%
Variable rate debt	$5.1	$33.5	$72.5	$25.6	$5.0	$1.5	$143.2	$143.2
Average interest rate	14.5%	8.7%	9.0%	10.0%	10.2%	7.6%	9.3%
Interest Rate Derivatives
Interest rate swaps:
Variable to fixed	$83.0	$(41.8)	$41.3	$8.0	—	—	$90.5	$(3.6)
Average pay rate	6.0%	6.0%	6.0%	6.0%	—	—	6.0%
Average receive rate	1.8%	2.1%	2.6%	2.9%	—	—	2.1%

ITEM 8.    Financial Statements and Supplementary Data.

See the index of financial statements and financial statement schedules under “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

	Fiscal Year 2003 by Quarter Ended
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
Net Sales	$288,984	$251,911	$275,815	$294,091
Gross Margin	20,758	13,581	21,059	25,369
Income from Continuing Operations	(5,548)	(6,007)	3,552	9,970
Income from Discontinued Operations	69,007	5,683	—	—

Net Income (Loss)	63,459	(324)	3,552	9,970
Earnings Per Share:
Income from Continuing Operations::
Basic	$(0.55)	$(0.60)	$0.35	$0.99
Diluted	(0.55)	(0.60)	0.34	0.93
Income from Discontinued Operations:
Basic	$(6.90)	$(0.57)	—	—
Diluted	(6.90)	(0.57)	—	—
Net Income (Loss):
Basic	$(6.35)	$(0.03)	$0.35	$0.99
Diluted	(6.35)	(0.03)	0.34	0.93

	Fiscal Year 2002 by Quarter Ended
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002(1)
Net Sales	$262,348	$257,091	$278,017	$307,449
Gross Margin	13,487	19,618	17,688	19,904
Income from Continuing Operations	(9,110)	11,343	100	(3,604)
Income from Discontinued Operations	8,271	2,951	2,686	3,780

Net Income (Loss)	(839)	14,294	2,786	176
Earnings Per Share:
Income from Continuing Operations:
Basic	$(0.91)	$1.13	$0.01	$(0.36)
Diluted	(0.91)	1.12	0.01	(0.36)
Income from Discontinued Operations:
Basic	$0.83	$0.30	$0.27	$0.37
Diluted	0.83	0.29	0.27	0.37
Net Income (Loss):
Basic	$(0.08)	$1.43	$0.28	$0.01
Diluted	(0.08)	1.41	0.28	0.01

There were no cash dividends paid or declared during any of the last eight fiscal quarters.

(1)	Includes a $3.9 million change in estimate of the effective annual tax rate due to finalization of tax gain on sale of subsidiaries.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

ITEM 11.    Executive Compensation

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

ITEM 13.    Certain Relationships and Related Transactions

ITEM 14.    Principal Accountant Fees and Services

Information regarding Imperial Sugar’s executive officers is included in Part I of this report. The other information required by Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2003, and is incorporated in this report by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements.

Item	Page
Independent Auditors’ Report	F-1
Consolidated Financial Statements:
Consolidated Balance Sheets at September 30, 2003 and 2002	F-2

Consolidated Statements of Operations for the years ended September 30, 2003 and 2002, for the period from August 30, 2001 to September 30, 2001 (Successor Company) and for the period from October 1, 2000 to August 29, 2001 (Predecessor Company)

F-3

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2003 and 2002, for the period from August 30, 2001 to September 30, 2001 (Successor Company) and for the period from October 1, 2000 to August 29, 2001 (Predecessor Company)

F-4

Consolidated Statements of Cash Flow for the years ended September 30, 2003 and 2002, for the period from August 30, 2001 to September 30, 2001 (Successor Company) and for the period from October 1, 2000 to August 29, 2001 (Predecessor Company)

F-5
Notes to Consolidated Financial Statements	F-6

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

Exhibit No.	Document

*2(a)	Second Amended and Restated Joint Plan of Reorganization (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*2(b)	Stipulation with Respect to Confirmation Objection of Wells Fargo Bank (Texas), N.A. and Amendment to Debtors’ Second Amended and Restated Joint Plan of Reorganization dated June 5, 2001 (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*2(c)	Stipulation Regarding Confirmation Objection of Missouri Department of Revenue and Amendment to Debtors’ Second Amended and Restated Joint Plan of Reorganization dated June 5, 2001 (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*3(a)(1)	Amended and Restated Articles of Incorporation of Reorganized Imperial Sugar (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*3(a)(2)	Articles of Amendment dated February 28, 2002, to the Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(2) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 2002 (“the 2002 Form 10-K”) and incorporated herein by reference).

*3(b)	Amended and Restated By-Laws of Reorganized Imperial Sugar (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

The Company is a party to several long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4 (iii)(A) of Item 601 (b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*4(a)	Rights Agreement dated as of December 31, 2002 between the Company and The Bank of New York (previously filed as Exhibit 4(a) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

*4(b)	Credit Agreement dated as of December 31, 2002 among the financial institutions named therein, as lenders, Bank of America, N.A., as administrative agent, and Imperial Sugar Company.

*4(c)	Warrant Agreement dated as of August 28, 2001 between Imperial Sugar Company and The Bank of New York, as warrant agent (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*4(d)	Registration Rights Agreement dated as of August 28, 2001, by and among Imperial Sugar Company and the parties listed on the signature page thereto (previously filed as Exhibit 4(d) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 2001 (“the 2001 Form 10-K”) and incorporated herein by reference).

Exhibits 10(a) through 10(f) relate to management contracts or compensatory plans.

*10(a)(1)	Specimen of Employment Agreement (Form A) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(1) to the 2001 Form 10-K and incorporated herein by reference).

Exhibit No.	Document

*10(a)(2)	Specimen of Employment Agreement (Form B) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(2) to the 2001 Form 10-K and incorporated herein by reference).

*10(a)(3)	Specimen of Employment Agreement (Form C) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(3) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(a)(4)	Schedule of Employment Agreements

*10(a)(5)	Specimen of Change in Control and Severance Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(5) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(a)(6)	Schedule of Change in Control and Severance Agreements.

*10(a)(7)	Specimen of Change in Control Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(7) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(a)(8)	Schedule of Change in Control Agreements.

*10(b)(1)	Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (previously filed as Exhibit 10(b)(1) to Imperial Sugar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“the September 1994 Form 10-Q”) and incorporated herein by reference).

*10(b)(2)	Specimen of Imperial Sugar’s Salary Continuation Agreement entered into with W.F. Schwer (previously filed as Exhibit 10(b)(3) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(c)(1)	Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (previously filed as Exhibit 10(c)(1) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(c)(2)	Specimen of Imperial Sugar’s Benefit Restoration Agreement entered into with W.F. Schwer (previously filed as Exhibit 10(c)(2) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(d)	Imperial Holly Corporation Retirement Plan For Nonemployee Directors (previously filed as Exhibit 10(j) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

*10(e)	Long-Term Incentive Plan of Reorganized Imperial Sugar Company (previously filed as Exhibit 10(f) to the 2001 Form 10-K and incorporated herein by reference).

*10(f)	Independent Consulting Agreement with Robert J. McLaughlin dated October 22, 2001 (previously filed as Exhibit 10(g) to the 2001 Form 10-K and incorporated herein by reference).

*10(g)	Stock Purchase Agreement, dated as of December 30, 2002, by and between Imperial Sugar Company and Hormel Foods Corporation (previously filed as Exhibit 10(g) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

14	Code of ethics.

21	Subsidiaries of Imperial Sugar Company.

23	Independent Auditors’ Consent.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2003

IMPERIAL SUGAR COMPANY

By:	/s/ ROBERT A. PEISER
Robert A. Peiser President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 15, 2003.

Signature	Title

/s/ ROBERT A. PEISER Robert A. Peiser	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ DARRELL D. SWANK Darrell D. Swank	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ H.P. MECHLER H. P. Mechler	Vice President-Accounting and Finance (Principal Accounting Officer)

/s/ JAMES J. GAFFNEY James J. Gaffney	Chairman of the Board of Directors

/s/ CURTIS G. ANDERSON Curtis G. Anderson	Director

/s/ GAYLORD O. COAN Gaylord O. Coan	Director

/s/ YVES-ANDRE ISTEL Yves-Andre Istel	Director

/s/ ROBERT J. MCLAUGHLIN Robert J. McLaughlin	Director

/s/ JAMES A. SCHLINDWEIN James A. Schlindwein	Director

/s/ JOHN K. SWEENEY John K. Sweeney	Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2003 and 2002 (Successor Company balance sheets) and the related consolidated statements of operations, shareholders’ equity and cash flow for the years ended September 30, 2003 and 2002, the period from August 30, 2001 to September 30, 2001 (Successor Company operations), and the period from October 1, 2000 to August 29, 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, on January 16, 2001, the Company and substantially all of its subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code from which it emerged on August 29, 2001. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002, and the period from August 30, 2001 to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, and the results of its operations and its cash flows for the period from October 1, 2000 to August 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas

December 15, 2003

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	2002
	(In Thousands of Dollars)
ASSETS

Current Assets:
Cash and Temporary Investments	$6,246	$5,885
Marketable Securities	2,280	2,907
Accounts Receivable, Net	66,074	31,788
Notes Receivable—Securitization Affiliate	—	7,084
Inventories:
Finished Products	89,558	92,303
Raw and In-process Materials	70,125	39,161
Supplies	9,398	11,544

Total Inventory	169,081	143,008
Deferred Costs and Prepaid Expenses	9,813	11,364
Assets Held for Sale	3,783	—
Net Assets of Discontinued Operations	—	58,548

Total Current Assets	257,277	260,584
Investment in Securitization Affiliate	—	13,895
Other Investments	10,455	14,280
Property, Plant and Equipment—Net	134,931	151,071
Other Assets	15,503	4,770

Total	$418,166	$444,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable—Trade	$86,671	$61,904
Short-Term Borrowings	3,097	3,445
Current Maturities of Long-Term Debt	26,525	6,844
Other Current Liabilities	40,516	50,340

Total Current Liabilities	156,809	122,533
Long-Term Debt —Net of Current Maturities	10,975	148,878
Deferred Income Taxes—Net	—	—
Deferred Employee Benefits and Other Liabilities	128,969	74,929
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 10,047,500 and 10,000,000 Shares Issued and Outstanding at September 30, 2003 and 2002	96,414	95,316
Retained Earnings	86,610	9,953
Accumulated Other Comprehensive Income (Loss)	(61,611)	(7,009)

Total Shareholders’ Equity	121,413	98,260

Total	$418,166	$444,600

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Company			Predecessor Company
	Year Ended September 30, 2003	Year Ended September 30, 2002	Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
	(In Thousands of Dollars, Except Share and Per Share Amounts)
Net Sales	$1,110,811	$1,104,904	$114,934	$1,198,771

Cost of Sales	1,030,044	1,034,208	114,971	1,159,955
Selling, General and Administrative Expense	52,670	53,930	3,311	50,461
Discount on Receivables Sold	1,930	2,717	784	5,840
Depreciation and Amortization	16,710	14,557	1,214	37,635
Loss (Gain) on Asset Sales, Impairment and Other Costs	1,489	(23,995)	(665)	(2,092)

Total Costs and Expenses	1,102,843	1,081,417	119,615	1,251,799

Operating Income (Loss)	7,968	23,487	(4,681)	(53,028)
Interest Expense, Net	(4,239)	(22,288)	(2,551)	(32,658)
Change in Fair Value of Interest Rate Swaps	(621)	1,236	(901)	(8,465)
Costs Associated with Debt Repaid	(4,617)	—	—	—
Reorganization Costs	—	—	—	(19,716)
Fresh Start Adjustments	—	—	—	(453,188)
Gain on Debt Restructuring	—	—	—	201,756
Other Income—Net	4,315	1,610	543	4,560

Income (Loss) from Continuing Operations Before Income Taxes	2,806	4,045	(7,590)	(360,739)
Provision (Credit) for Income Taxes	839	5,316	—	(26,601)

Income (Loss) Before Cumulative Effect of Change in Accounting Principles and Discontinued Operations	1,967	(1,271)	(7,590)	(334,138)
Cumulative Effect of Accounting Change (Net)	—	—	—	2,352
Income from Discontinued Operations	74,690	17,688	1,126	15,446

Net Income (Loss)	$76,657	$16,417	$(6,464)	$(316,340)

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) Before Cumulative Effect and Discontinued Operations	$0.20	$(0.13)	$(0.76)	$(10.31)
Cumulative Effect of Accounting Change	—	—	—	0.07
Income from Discontinued Operations	7.46	1.77	0.11	0.48

Net Income (Loss)	$7.66	$1.64	$(0.65)	$(9.76)

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) Before Cumulative Effect and Discontinued Operations	$0.19	$(0.13)	$(0.76)	$(10.31)
Cumulative Effect of Accounting Change	—	—	—	0.07
Income from Discontinued Operations	7.25	1.77	0.11	0.48

Net Income (Loss)	$7.44	$1.64	$(0.65)	$(9.76)

Weighted Average Shares Outstanding	10,013,400	10,000,000	10,000,000	32,409,074

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)

	Issued	Treasury Stock	Amount	Treasury Stock	Retained Earnings		Total
			(In Thousands of Dollars)
Predecessor Company
BALANCE September 30, 2000	33,725,284	(1,345,819)	$310,452	$(15,859)	$23,514	$494	$318,601
Comprehensive Income:
Net Loss	—	—	—	—	(316,340)	—	(316,340)
Change in Unrealized Securities Gains – Net of $207,000 Tax	—	—	—	—	—	385	385
Cumulative Effect of Accounting Change; Net of $4,151,000 of Income Tax						7,707	7,707
Change in Derivative Fair Value, Net of $6,541,000 of Income Tax						(12,148)	(12,148)
Recognition of Deferred Gains in Net Income, Net of $3,118,000 of Income Tax						(5,791)	(5,791)

Total Comprehensive Income							(326,187)
Employee Stock Plans	32,903	—	35	—	—	—	35
Reorganization Adjustments	(33,758,187)	1,345,819	(310,487)	15,859	292,826	9,353	7,551

BALANCE August 29, 2001	0	0	$0	$0	$0	$0	$0

Successor Company
Stock Issued in Reorganization	10,000,000		$90,000				$90,000

Comprehensive Income:
Net Loss	—		—		$(6,464)		(6,464)
Change in Unrealized Securities Gains (1)	—		—		—	$9	9
Change in Derivative Fair Value (1)	—		—		—	(3,888)	(3,888)

Total Comprehensive Income							(10,343)

BALANCE September 30 2001	10,000,000		90,000		(6,464)	(3,879)	79,657
Comprehensive Income:
Net Income	—		—		16,417		16,417
Change in Unrealized Securities Gains (1)	—		—		—	48	48
Change in Derivative Fair Value (1)	—		—		—	13,440	13,440
Recognition of Deferred Gains in Net Income (1)	—		—		—	(5,278)	(5,278)
Change in Minimum Pension Liability (1)	—		—		—	(11,340)	(11,340)

Total Comprehensive Income							13,287
Tax Benefit Realized from Net Operating Loss Carryforwards			5,316				5,316

BALANCE September 30, 2002	10,000,000		95,316		9,953	(7,009)	98,260
Comprehensive Income:
Net Income					76,657		76,657
Change in Unrealized Securities Gains (1)					—	(28)	(28)
Change in Derivative Fair Value (1)					—	221	221
Recognition of Deferred Gains in Net Income (1)					—	(5,218)	(5,218)
Change in Minimum Pension Liability (1)					—	(49,577)	(49,577)

Total Comprehensive Income							22,055
Tax Benefit Realized from Net Operating Loss Carryforwards			839				839
Stock Options Exercised	47,500		259				259

BALANCE September 30, 2003	10,047,500		$96,414		$86,610	$(61,611)	$121,413

(1)	The tax effect of these items was zero.

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Successor Company			Predecessor Company
	Year Ended September 30, 2003	Year Ended September 30, 2002	Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$76,657	$16,417	$(6,464)	$(316,340)
Adjustments for Noncash and Nonoperating Items:
Depreciation and Amortization	16,710	14,557	1,214	37,635
Impairment Loss	4,269	—	—	—
Write Off Deferred Debt Costs	2,420	—	—	—
Cumulative Effect of Accounting Changes	—	—	—	(2,352)
Fresh Start Adjustments	—	—	—	453,188
Extraordinary Item—Net	—	—	—	(180,456)
Reclassification Adjustment from Accumulated Comprehensive Income to Net Income	(5,218)	(5,278)	—	(9,074)
Cash Settlement of Derivatives	221	10,878	(5,982)	(16,757)
Change in Fair Value of Interest Rate Swaps	(621)	(1,236)	901	7,540
Gain on Sales of Assets	(2,870)	(23,995)	(665)	(2,092)
Gain on Sales of Discontinued Operations	(69,824)	(2,528)	(11)	(2,217)
Income from Discontinued Operations	(4,866)	(17,688)	(1,126)	(15,446)
Gain on Sale of Securities	—	(72)	—	—
Deferred Income Taxes	839	5,316	—	(17,402)
Other	1,547	3,085	287	4,427
Changes in Operating Assets and Liabilities (Excluding Operating Assets and Liabilities Sold in Dispositions):
Accounts Receivables	7,910	7,456	9,122	30,636
Inventories	(29,950)	(6,013)	15,520	1,117
Deferred Costs and Prepaid Expenses	1,239	607	(310)	5,374
Accounts Payable—Trade	23,771	(11,611)	(10,599)	(15,864)
Other Liabilities	(6,915)	(8,601)	(236)	(23,864)

Net Cash Provided by (Used in) Continuing Operations	15,319	(18,706)	1,651	(61,947)
Net Cash Provided by Discontinued Operations	5,693	21,836	1,543	23,498

Net Cash Provided by (Used in) Operations	21,012	3,130	3,194	(38,449)

Investing Activities:
Capital Expenditures – Discontinued Operations	(155)	(2,873)	(569)	(1,240)
Capital Expenditures – Continuing Operations	(15,999)	(11,761)	(2,010)	(7,656)
Investment in Marketable Securities	(1,943)	(2,468)	—	(1,666)
Proceeds from Sale of Marketable Securities	—	835	—	—
Proceeds from Maturity of Marketable Securities	2,181	1,519	—	3,347
Proceeds from Sales of Assets	13,855	67,191	—	56,050
Proceeds from Sales of Discontinued Operations	139,923	—	—	—
Investment in Securitization Affiliate	—	—	—	(19,933)
Other	(3,282)	(1,235)	(229)	(877)

Investing Cash Flow	134,580	51,208	(2,808)	28,025

Financing Activities:
Short-Term Borrowings:
CCC Borrowings—Advances	—	34,268	—	—
CCC Borrowings—Repayments	—	(34,268)	—	—
Other Short-Term Borrowings—Net	348	2,913	—	(1,673)
Long-Term Debt Borrowings	35,000	(32,253)	3,050	24,243
Repayment of Revolving Credit - Net	(25,040)	—	—	—
Repayment of Long-Term Debt	(128,530)	(26,444)	(2,000)	(12,814)
Stock Option Proceeds and Other	259	—	—	30
Repurchase of Accounts Receivable	(37,268)	—	—	—

Financing Cash Flow	(155,231)	(55,784)	1,050	9,786

Increase (Decrease) in Cash and Temporary Investments	361	(1,446)	1,436	(638)
Cash and Temporary Investments, Beginning of Period	5,885	7,331	5,895	6,533

Cash and Temporary Investments, End of Period	$6,246	$5,885	$7,331	$5,895

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

1.    ACCOUNTING POLICIES

The Company

The consolidated financial statements include the accounts of Imperial Sugar Company and its wholly owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated. The Company previously identified two reportable segments, sugar and foodservice. The Company sold the majority of its foodservice business in December 2002, as discussed in Note 14, and has reported the results of that business as discontinued operations. The Company now operates in one domestic business segment–the production and sale of refined sugar and related products.

Reorganization

On January 16, 2001, Imperial Sugar Company and substantially all of its subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. On August 29, 2001, the Company’s Second Amended and Restated Joint Plan of Reorganization (the “Plan of Reorganization”) became effective, and the Company emerged from bankruptcy court protection. The Company applied the accounting principles provided for in the American Institute of Certified Public Accountant’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), including fresh start accounting upon emergence. Accordingly, the Company’s financial position, results of operations and cash flows for the periods after the Company’s emergence from bankruptcy are not comparable to earlier periods.

Reorganization costs include legal and professional fees and trustee’s fees associated with the Company’s bankruptcy proceedings and employee retention compensation costs.

Business Risks

The Company is significantly affected by market factors, including demand for and price of refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally through the limitations on importation of raw cane sugar for domestic consumption and marketing allotments. In addition, agricultural conditions in the Company’s growing areas may materially affect the quality and quantity of sugar beets available for purchase as well as the unit costs of raw materials and processing.

A significant portion of the Company’s industrial sales are made under fixed price, forward sales contracts, which extend up to one year. The Company also contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from the purchase. To mitigate its exposure to future price changes, the Company attempts to manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar contracted for future delivery, when feasible. Additionally, the Company utilizes a participatory sugarbeet purchase contract, described below, which relates the cost of sugarbeets to the net selling price realized on refined beet sugar sales.

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

Cash and Temporary Investments

Temporary investments consist of short-term, highly liquid investments with maturities of 90 days or less at the time of purchase.

Marketable Securities

All of the Company’s marketable securities are classified as “available for sale”, and accordingly are reflected in the Consolidated Balance Sheet at fair market value, with the aggregate unrealized gain, net of related deferred tax liability, included as a separate component of comprehensive income within shareholders’ equity. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method.

Trade Receivables

The Company accounts for trade receivables balances net of allowances for doubtful accounts. The allowance balance is determined on an overall percentage basis of historical bad debts and a review of individual credit exposures. Trade receivables are held to maturity. Previously, trade receivables were securitized as described in Note 4.

Advertising and Promotion

Cost of developing and distributing advertisements are expensed as incurred. Coupon redemptions are estimated based on historical redemption rates and accrued for during the coupon distribution period. Advertising expenses are reported in Selling, General and Administrative Expense. Customer advertising reimbursements and other customer promotional activities are accrued as the related sales are made and recorded as reductions of Net Sales.

Inventories

Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in, first-out (“LIFO”) method. All other costs are determined under the first-in, first-out (“FIFO”) or average method. Pursuant to the application of fresh start accounting, the current cost of inventory at August 29, 2001, became the LIFO base layer. LIFO inventories at September 30, 2003 and 2002 approximated current cost. Supplies inventory includes operating and packaging supplies as well as maintenance parts utilized in the Company’s manufacturing operations. Supplies inventories decreased in fiscal 2003 primarily due to the Sugar Land refinery closure.

Sugarbeets Purchased

Payments to growers for sugarbeets are based in part upon the Company’s average net selling price for sugar sold (as defined in the participating contracts with the growers) during the grower contract years, ending either February 28 or June 30. The contracts provide for a variable purchase price which effectively results in the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Sugarbeet purchases are recorded upon receipt, and a liability is established for estimated additional amounts to be paid to growers based on the average net return realized to date for sugar sold in each of the contract years through the end of the fiscal year. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

Revenue Recognition

The Company recognizes revenues when products are shipped under contract terms or approved purchase orders at stated prices and all significant obligations of the Company have been satisfied. Risk of loss passes at time of shipment. Provisions are made for estimated returns and estimated credit losses.

Hedge Accounting

The Company uses raw sugar futures and options in its raw sugar purchasing programs and uses natural gas futures, options and basis swaps to hedge natural gas purchases used in its manufacturing operations. Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity”, and recorded a cumulative effect of a change in accounting principles. Eligible gains and losses on raw sugar futures and options are deferred and recognized as part of the cost of inventory purchases and charged or credited to cost of sales as such inventory is sold. Eligible gains and losses on natural gas futures, options and basis swaps are deferred and recognized as part of the cost of the natural gas purchases and charged to cost of sales in the period the related manufacturers’ product is sold.

Manufacturing Costs Prior to Production

Certain manufacturing costs incurred between processing periods which are necessary to prepare each factory for the next processing campaign are deferred and allocated ratably during the next campaign to the cost of sugar produced in that campaign. At September 30, 2003 and 2002, such amounts included in deferred costs and prepaid expenses were $1.2 million and $2.5 million, excluding assets from discontinued operations.

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

Depreciation is provided principally on the straight-line or sum-of-the-years’ digits methods over the estimated service lives of the assets. In general, buildings are depreciated over 10 to 20 years, machinery, equipment and software over 3 to 10 years.

Property, plant and equipment was revalued pursuant to fresh start accounting effective August 29, 2001.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value, less cost to sell.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

Interest Rate Swap Agreements

Interest rate swap agreements are recorded at market value. The differential paid or received on interest rate swap agreements is recognized as an increase or decrease in interest expense. The Company does not use these instruments for trading purposes, rather it uses them to hedge the impact of interest rate fluctuations on floating rate debt.

Fair Value of Financial Instruments

The fair value of financial instruments is estimated based upon market trading information, where available. Absent published market values for an instrument, management estimates the fair value of long-term debt based on quotations from broker/dealers or interest rate information for similar instruments. The carrying amount of cash and temporary investments, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

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

Effective October 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be disposed of by sale, including discontinued operations be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company reported the foodservice operations and its Rocky Mountain sugar beet factories, which were sold in fiscal 2003, as discontinued operations pursuant to SFAS 144.

Effective January 2003, the Company adopted Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which replaced Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 had no effect at the date of adoption.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

Effective January 2003, the Company adopted Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” This Statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, this statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which the Company has elected not to adopt at this time. The Company has provided the additional disclosures required by SFAS 148 below.

In April 2003, the FASB issued Statement of Accounting Standards No. 149 which provided for technical amendments of SFAS No. 133 for derivative contracts entered into after June 30, 2003. The effect of applying this new standard was not material to the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), which requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the statement are effective for the financial statements as of February 1, 2003. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities, as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This statement does not have a material effect on the Company’s financial position or results of operations as the Company does not have a variable interest entity.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

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

	Year Ended September 30,
	2003	2002
Net Income, as Reported	$76,657	$16,417
Deduct: Total Stock-based Employee Compensation:
Expense Determined Under Fair Value Based Method	(403)	(489)

Pro Forma Net Income	$76,254	$15,928

Net Income Per Share, Basic:
As Reported	$7.66	$1.64

Pro Forma	$7.62	$1.59

Net Income Per Share, Diluted:
As Reported	$7.44	$1.64

Pro Forma	$7.40	$1.59

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

2.    REORGANIZATION AND FRESH START ADJUSTMENTS

On January 16, 2001, Imperial Sugar Company and substantially all of its subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. The Company’s Plan of Reorganization became effective and the Company emerged from bankruptcy on August 29, 2001.

Prior to the Company’s filing for bankruptcy protection, the Company was in default under certain financial covenants in its senior credit agreement. The Company did not make its required interest payments which were due on December 15, 2000 and June 15, 2001 on its 9- 3/4% Senior Subordinated Notes due 2007 (the “Subordinated Debt”). The Company did not accrue interest on the subordinated debt during bankruptcy and, as a result, reported interest differed from stated contractual interest by $15.2 million in the period ended August 29, 2001.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

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

Upon its emergence from bankruptcy, the Company implemented the fresh start accounting provisions of SOP 90-7. In accordance with fresh start accounting, the reorganization value of the Company was allocated to the Company’s assets and liabilities in relation to their fair values. In addition, the accumulated deficit of the Company was eliminated and through a valuation by independent financial advisors, its common stock was valued based on an enterprise value midpoint of $350 million and an equity value midpoint of $90 million. The financial advisor’s valuation utilized a discounted cash flow and comparable companies valuation model and, of necessity, made certain significant assumptions, including future cash flow, duration of cash flow projection (4 years), discount rates (12%-22%), tax rates (40%) and terminal value multiple. As of the fresh start date, the enterprise value was adjusted for the effects of the securitization facility and for working capital changes through the fresh start date. The Company recorded the effects of the Plan of Reorganization and fresh-start reporting as of August 29, 2001, as follows (in thousands):

	Predecessor Company Consolidated Balance Sheet	Adjustments to Record Effects of the Plan		Successor Company Consolidated Balance Sheet
		Reorganization Adjustments	Fresh Start Adjustments
Current Assets	$270,900	$—	$4,912	$275,812
Property, Plant and Equipment, Net	331,113	—	(56,118)	274,995
Goodwill and Other Intangibles	330,401	—	(330,401)	—
Other Assets, Net	47,042	(8,544)	(9,038)	29,460

Total Assets	$979,456	$(8,544)	$(390,645)	$580,267

Liabilities Subject to Compromise	$399,045	$(288,896)	$—	$110,149
Current Liabilities	119,954	—	(25,353)	94,601
Long-term Debt	217,779	11,696	—	229,475
Other Long-term Liabilities	32,416	—	23,626	56,042

Total Liabilities	769,194	(277,200)	(1,727)	490,267

Common Stock	310,487	88,200	(308,687)	90,000
Treasury Stock	(15,859)	—	15,859	—
Accumulated Deficit	(75,033)	180,456	(105,423)	—
Accumulated Other Comprehensive Income (Loss)	(9,333)	—	9,333	—

Total Shareholders’ Equity	210,262	268,656	(388,918)	90,000

Total	$979,456	$(8,544)	$(390,645)	$580,267

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

Reorganization adjustments reflect the conversion of both the Subordinated Debt, including related accrued interest, and certain prepetition trade payables into new common stock, as well as the settlement of the non-qualified pension and deferred compensation liabilities, resulting in a gain of $201.8 million.

3.    MARKETABLE SECURITIES AND OTHER INVESTMENTS

In fiscal 2003, the Company’s marketable securities consisted of U.S. Government securities, maturing in 2004. The amortized cost of these securities at September 30, 2003 was $2.3 million. Marketable securities at September 30, 2003 were pledged to secure certain insurance obligations.

Other investments consist principally of the notes received in the sale of Michigan Sugar and also includes the Company’s royalty interest in a coal seam methane gas project, which is accounted for at amortized cost, and a limited partnership interest in a company which owns an interest in a fuel oil terminal in the Port of Houston.

4.    ACCOUNTS RECEIVABLE

Accounts receivable are reported net of an allowance for credit losses of $1.6 million at September 30, 2003 and $1.1 million at September 30, 2002. The provision for credit losses charged to selling, general and administrative expenses was $1.1 million in fiscal 2003, $0.6 million in fiscal 2002, and $0.1 million and $0.5 million for the periods ended September 30, 2001 and August 29, 2001.

The Company entered into a receivables securitization facility in 2001 in conjunction with its emergence from bankruptcy. In December 2002, in connection with the sale of the majority of the foodservice business and the refinancing of the Company’s senior bank debt, the Company repurchased receivables sold under the securitization facility and terminated the facility. The facility provided for loans from a third party to a wholly-owned, unconsolidated subsidiary of up to $110 million, secured by trade accounts receivable purchased by such subsidiary from the Company on a non-recourse basis, for a combination of cash, notes and an equity contribution. Loans outstanding from the third party to such unconsolidated subsidiary, not included in the consolidated financial statements, totaled $61.5 million at September 30, 2002. Trade receivables sold to such subsidiary during the period ended September 30, 2002 totaled $1.4 billion and the balance of receivables sold totaled $86.8 million at September 30, 2002 (including $24.4 million sold from discontinued operations). The Company serviced the receivables under the agreement for a fee of 1% .

The discount on receivables sold was variable based on an interest component which approximated the prime rate plus administrative fees. The Company received compensation for servicing the accounts receivables that approximated its cost to provide such services. Accordingly, no servicing assets or liability was recorded.

The Company previously had a receivable securitization facility which expired upon its emergence from bankruptcy. The Company sold receivables without recourse under such facility at a discount to an unrelated third party.

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands of dollars):

	September 30,
	2003	2002
Land	$15,029	$21,350
Buildings, Machinery and Equipment	136,056	138,319
Construction in Progress	11,890	6,299

Total	162,975	165,968
Less Accumulated Depreciation	(28,044)	(14,897)

Property, Plant and Equipment – Net	$134,931	$151,071

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

6.    SHORT-TERM BORROWINGS

From time to time, the Company borrows short-term from the Commodity Credit Corporation (“CCC”) under the USDA’s price support loan program. CCC borrowings, which mature September 30 each year, are secured by refined beet sugar inventory and are nonrecourse to the Company. The Company had no borrowings from the CCC in fiscal year 2003.

7.    LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	September 30,
	2003	2002
Senior Bank Debt:
Revolving Credit Facility	$—	$25,040
Term Loans	24,667	115,836
Industrial Revenue Bonds	3,680	3,840
Non-interest Bearing Notes	9,153	11,006

Total Long-term Debt	37,500	155,722
Less Current and Deemed Current Maturities	26,525	6,844

Long-term Debt, Net	$10,975	$148,878

In December 2002, the Company entered into a $175 million Senior Secured Credit Facility. The facility consists of a three-year $140 million (subject to borrowing base calculation) senior secured revolving credit facility (“Revolver”) and a three-year $35 million term loan (“Term Loan”). The funds from the new borrowing along with the proceeds of the sale of the majority of the foodservice business were used to repay existing senior bank debt, repurchase accounts receivable from the Company’s accounts receivable securitization facility, and pay related fees and expenses associated with these transactions.

The facility is secured by all of the Company’s assets and all subsidiaries of the Company are borrowers or guarantors under the facility. The agreement contains financial covenants which require maintenance of a minimum EBITDA level and a minimum fixed charge coverage ratio, each as defined in the agreement. The Company is in compliance with these covenants as of September 30, 2003.

Interest rates on the term loan are LIBOR plus a margin of 2.75% to 3.50% or prime plus 0.25% to 1.00%. Interest rates on the revolver are LIBOR plus 2.25% to 3.00% or prime plus zero to 0.50%.

The term loan is repayable in monthly installments of approximately $583,000, with final payment of the remaining balance due December 31, 2005. Although it has a final maturity date of December 31, 2005, the Company has classified debt under the Senior Secured Credit Facility as current, pursuant to Emerging Issues Task Force Issue 95-22. The agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts. At September 30, 2003, the carrying amount of the Company’s debt approximates fair value.

The industrial revenue bonds consist of various issues at fixed and variable interest rates, ranging from 1.2% to 6.4%, and have maturity dates ranging from 2016 to 2017.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

Pursuant to the Plan of Reorganization, the non-interest bearing notes were issued to certain former employees and directors who were participants in non-qualified pension and deferred compensation plans. The notes require quarterly payments aggregating $0.7 million through August 2007. The notes have been recorded on a discounted basis at a 12% rate of interest.

Aggregate scheduled maturities of long-term debt at September 30, 2003, is as follows (in thousands of dollars):

	Senior Bank Debt	Other	Total
Fiscal 2004	$3,263	$2,072	$5,335
Fiscal 2005	6,821	2,311	9,132
Fiscal 2006	14,583	2,582	17,165
Fiscal 2007	—	2,838	2,838
Fiscal 2008	—	170	170
Thereafter	—	2,860	2,860

	$24,667	$12,833	$37,500

Cash paid for interest on short and long-term debt net of cash interest received was $2.5 million for the year ended September 30, 2003, $20.6 million for the year ended September 30, 2002, $0.8 million for the period ended September 30, 2001, and $21.2 million for the period ended August 29, 2001. Interest capitalized as part of the cost of constructing assets was $0.2 million for the year ended September 30, 2003, $0.3 million for the year ended September 30, 2002, $0.01 million for the period ended September 30, 2001, and $0.4 million for the period ended August 29, 2001. In 2003, the Company received a refund of approximately $2.1 million of previously paid interest related to the repayment of the old bank debt, which was recorded as a reduction of interest expense.

8.    INCOME TAXES

The components of the consolidated income tax provision (credit), were as follows (in thousands of dollars):

	Successor Company			Predecessor Company
	Year Ended September 30, 2003	Year Ended September 30, 2002	Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
Federal:
Current	$—	$—	$—	$—
Tax Benefit of Operating Loss Carryforward Utilized (Generated)	—	—	5,979	(19,869)
Deferred	837	4,963	(7,980)	(38,640)
State	2	353	84	874

Total Before Extraordinary Item	839	5,316	(1,917)	(57,635)
Valuation Allowance	—	—	1,917	40,233

Total	$839	$5,316	$0	$(17,402)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company’s income before taxes (including extraordinary item). The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

	Successor Company			Predecessor Company
	Year Ended September 30, 2003	Year Ended September 30, 2002	Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
Income Taxes Computed at the Statutory Federal Rate	$27,124	$7,607	$(2,262)	$(188,247)
Non deductible Goodwill Amortization	—	—	—	3,377
Non deductible Fresh Start Adjustments	—	—	—	100,796
State Income Taxes	1	229	84	874
Basis Difference on Sale of Subsidiaries’ Stock	(26,673)	(3,114)
Other	387	594	261	4,265
Valuation Allowance	—	—	1,917	40,233

Total Before Extraordinary Item	$839	$5,316	$0	$(38,702)

Income taxes paid were $1.3 million for the period ended September 30, 2003, $0.4 million for the period ended September 30, 2002, zero for the period ended September 30, 2001, and $1.0 million for the period ended August 29, 2001.

The tax effects of temporary differences which give rise to the Company’s deferred tax assets and liabilities were as follows (in thousands of dollars):

	September 30, 2003			September 30, 2002
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Inventory Valuation Differences, Principally Fresh Start Accounting		$(12,629)	$(12,629)	—	$(11,989)	$(11,989)
Manufacturing Costs Prior to Production Deducted Currently		(404)	(404)	—	(4,962)	(4,962)
Accruals Not Currently Deductible	$3,277	—	3,277	$4,042	—	4,042
Other	1,224	—	1,224	—	(1,172)	(1,172)

Total Current	4,501	(13,033)	(8,532)	4,042	(18,123)	(14,081)

Noncurrent:
Depreciation Differences, Including Fresh Start Accounting	—	(16,486)	(16,486)		(18,162)	(18,162)
Pensions	33,763	—	33,763	13,672	—	13,672
Accruals Not Currently Deductible	13,759	—	13,759	14,993	—	14,993
Operating Loss Carryforwards	5,171	—	5,171	3,570	—	3,570
Other	1,638	—	1,638	4,751		4,751

Total Noncurrent	54,331	(16,486)	37,845	36,986	(18,162)	18,824

Total	$58,832	$(29,519)	29,313	$41,028	$(36,285)	4,743

Valuation Allowance			(29,313)			(4,743)

Net			$0			$0

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

The Company has net operating loss (“NOL”) carryforwards of $14.8 million which expire in 2020 and 2021. The income tax benefit resulting from the future realization of the NOL carryforwards will be credited to capital stock in accordance with the principles of fresh start reporting.

The valuation allowance reduces deferred tax assets to the amount that the Company believes is most likely to be realized. Due to the recent history of losses, the Company has provided a valuation allowance for the net deferred tax asset balance. The valuation allowance increased by $24.6 million in the year ended September 30, 2003, of which $0.8 million relates to the change in deferred tax assets from utilization of NOL carryforwards and a corresponding credit was recorded in capital stock. The balance of the decrease relates to adjustments made to the deferred tax assets on finalization of the Company’s tax return, other comprehensive income adjustments and, the sale of Diamond Crystal Brands.

9.     EMPLOYEE BENEFITS

Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

Substantially all of the Company’s nonseasonal employees are covered by retirement plans. In 2003, a number of changes were made which affected retirement plans, including the sale of the foodservice operation and two beet sugar plants, the closing of the Sugar Land refinery and the freezing of benefits under the salaried plan. Certain unionized employees previously employed at the Company’s Sugar Land, Texas refinery were covered by a multi-employer plan, and other employees are covered by Company-sponsored defined benefit plans. Under the Company-sponsored defined benefit plans, retirement benefits are primarily a function of years of service and the employee’s compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains, and losses over the remaining service periods. Additionally, the Company previously provided a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law as well as a non-qualified retirement plan for non-employee directors, which provided benefits based upon years of service as a director and the retainer in effect at the date of a director’s retirement. Certain of the Company’s employees are covered by benefit plans that provide postretirement health care and life insurance benefits to employees who meet the applicable eligibility requirements. The Company’s actuary prepares a valuation as of June 30 each year.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

The following tables present the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used (in thousands of dollars):

	Pension Benefits
	Year Ended September 30, 2003	Year Ended September 30, 2002	Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$229,077	$247,987	$247,295	$225,503
Service Cost	3,553	5,707	483	5,359
Interest Cost	15,445	16,629	1,487	15,519
Amendments	1,073	141	—	435
Actuarial (Gain)/Loss	38,433	(8,704)	—	27,088
Disposition of Business Units	(1,628)	(10,557)	—	—
Expenses Paid	(1,740)	(1,392)	(89)	(1,836)
Benefits Paid	(16,088)	(17,816)	(1,189)	(14,514)
Bankruptcy Settlement of Certain Non-qualified Benefits	—	—	—	(10,259)
Curtailment and Other	(21,009)	(2,918)	—	—

Benefits Obligation at End of Period	$247,116	$229,077	$247,987	$247,295

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$171,858	$216,703	$216,368	$253,552
Actual Return on Plan Assets	199	(20,434)	1,613	(21,629)
Employer Contribution	1,491	3,716	—	795
Disposition of Business Units	(555)	(8,919)	—	—
Expenses Paid	(1,740)	(1,392)	(89)	(1,836)
Benefits Paid	(16,088)	(17,816)	(1,189)	(14,514)

Fair Value of Plan Assets at End of Period	$155,165	$171,858	$216,703	$216,368

Funded Status	$(91,951)	$(57,219)	$(31,283)	$(30,927)
Unrecognized Actuarial (Gain)/Loss	61,678	26,869	—	—
Unrecognized Prior Service Cost	1,203	141	—	—
Adjustment for Fourth Quarter Contributions	1,997	752	368	—

Net Amount Recognized	$(27,073)	$(29,457)	$(30,915)	$(30,927)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

	Postretirement Benefits Other Than Pensions
	Year Ended September 30, 2003	Year Ended September 30, 2002	Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$24,806	$42,076	$41,978	$38,035
Service Cost	117	141	35	565
Interest Cost	1,700	1,556	253	2,610
Amendments	(11,218)	—	—	(12,401)
Actuarial Loss	4,776	3,153	—	15,544
Disposition of Business Units	—	(19,861)	—	—
Curtailment	(461)	(468)	—	—
Benefits Paid	(2,002)	(1,791)	(190)	(2,375)

Benefits Obligation at End of Period	$17,718	$24,806	$42,076	$41,978

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	—	—	—	—
Employer Contribution	2,002	1,791	190	2,375
Benefits Paid	(2,002)	(1,791)	(190)	(2,375)

Fair Value of Plan Assets at End of Period	$—	$—	$—	$—

Funded Status	$(17,718)	$(24,806)	$(42,076)	$(41,978)
Unrecognized Actuarial Loss	6,475	2,210	—	—
Unrecognized Prior Service Cost	(11,218)	—	—	—
Adjustment for Fourth Quarter Contributions	560	473	—	—

Net Amount Recognized	$(21,901)	$(22,123)	$(42,076)	$(41,978)

	Pension Benefits September 30,		Postretirement Benefits Other than Pensions September 30,
	2003	2002	2003	2002
Amounts Recognized in the Statement of Financial Position Consist of:
Accrued Benefit Liability	$(89,192)	$(40,797)	$(21,901)	$(22,123)
Intangible Asset	1,203
Accumulated Other Comprehensive Income	60,916	11,340	—	—

Net Amount Recognized	$(27,073)	$(29,457)	$(21,901)	$(22,123)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

The assumptions used and the annual cost related to these plans consist of the following:

	Year Ended September 30, 2003		Year Ended September 30, 2002	Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
Pension Benefits
Weighted-average Assumptions:
Discount Rate	6.0%		7.25%	7.25%	7.25%
Expected Return on Plan Assets	9.0	%(1)	9.0%	9.0%	9.0%
Rate of Compensation Increase	4.0-5.0%		4.0-5.0%	4.5-5.0%	4.5-5.0%
Components of Net Periodic Benefit Cost of Company-sponsored Plans:
Service Cost	$3,553		$5,707	$483	$5,359
Interest Cost	15,445		16,629	1,487	15,518
Expected Return on Plan Assets	(17,515)		(18,057)	(1,614)	(20,355)
Amortization of Prior Service Cost	12		—	—	766
Recognized Actuarial (Gain)/Loss	3		—	—	(2,583)
Recognized Curtailment Gain	(84)		—	—	—

Total Net Periodic Benefit Cost – Company-sponsored Plans	1,414		4,279	356	(1,295)
Multi-employer Plan for Certain Unionized Employees	339		596	40	479

Total Pension Cost	$1,753		$4,875	$396	$(816)

(1)	The Company changed its expected return on plan assets for fiscal 2004 pension cost to 8% as a result of a modification of the allocation of the plan assets in September 2003.

	Year Ended September 30, 2003	Year Ended September 30, 2002	Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
Postretirement Benefits Other Than Pensions
Discount Rate Assumptions	6.0%	7.25%	7.25%	7.25%
Components of Net Periodic Benefit Cost:
Service Cost	$117	$141	$35	$565
Interest Cost	1,700	1,556	252	2,610
Recognized Actuarial Loss	50	—	—	91

Net Periodic Benefit Cost	$1,867	$1,697	$287	$3,266

Aggregated accumulated benefit obligations for all plans were $246.4 million and $211.6 million at September 30, 2003 and 2002, respectively. Accumulated benefit obligations were in excess of plan assets for all plans for both periods.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

During the second quarter of fiscal 2003 the Company froze benefits under its salaried pension plan which, along with the reduction of participants resulting from the sale of DCB, was accounted for as a curtailment pursuant to Statement of Financial Accounting Standards No. 88. As a result of the curtailment, the projected benefit obligation for the salaried plan decreased; this actuarial gain was offset against existing unrecognized actuarial losses and no gain or loss was recognized in the statement of operations.

The Company also recorded a curtailment in the postretirement and pension plans during 2002 in connection with the reduction of active plan participants primarily resulting from the sale of business units.

The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2003 was 11.5% for 2004. The rate was assumed to decrease gradually to 5.25% for 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands of Dollars)
Effect on Total Service and Interest Cost Components	$134	$(115)
Effective on Postretirement Benefit Obligation	1,116	(975)

401(k) Plans

Substantially all of the employees may elect to defer a portion of their annual compensation in the Company sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amount charged to expense for these plans for the period ended September 30, 2003 was $1.2 million, $0.5 million for the period ended September 30, 2002 and $0.2 million for the period ended September 30, 2001. The increase this year is primarily due to the increase in the Company matching formula.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

10.    SHAREHOLDERS’ EQUITY

Earnings per Share

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Successor Company			Predecessor Company
	Year Ended September 30, 2003	Year Ended September 30, 2002	Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
	Income (Loss)	Income (Loss)	Income (Loss)	Income (Loss)
Income (Loss) from Continuing Operations:	$1,967	$(1,271)	$(7,590)	$(338,971)

Average Shares Outstanding	10,013,400	10,000,000	10,000,000	32,409,074
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	291,451	—	—	—

Adjusted Average Shares	10,304,851	10,000,000	10,000,000	32,409,074

Diluted EPS from Continuing Operations	$0.19	$(0.13)	$(0.76)	$(10.46)

Cumulative Effect of Accounting Change:	—	—	—	2,352

Average Shares Outstanding	10,013,400	10,000,000	10,000,000	32,409,074
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	291,451	—	—	—

Adjusted Average Shares	10,304,851	10,000,000	10,000,000	32,409,074

Diluted EPS from Cumulative Effect	$—	$—	$—	$0.07

Income from Discontinued Operations:	74,690	17,688	1,126	20,279

Average Shares Outstanding	10,013,400	10,000,000	10,000,000	32,409,074
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	291,451	—	—	—

Adjusted Average Shares	10,304,851	10,000,000	10,000,000	32,409,074

Diluted EPS from Discontinued Operations	$7.25	$1.77	$0.11	$0.63

Basic Net Income (Loss)	76,657	16,417	(6,464)	(316,340)

Average Shares Outstanding	10,013,400	10,000,000	10,000,000	32,409,074
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	291,451	—	—	—

Adjusted Average Shares	10,304,851	10,000,000	10,000,000	32,409,074

Diluted EPS from Net Income	$7.44	$1.64	$(0.65)	$(9.76)

(1)	Securities excluded from the computation of diluted EPS for the year ended September 30, 2003, that could potentially dilute basic EPS in the future, were options to purchase 8,000 shares, to be issued under the Company’s long-term incentive plan.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

The Company has a long-term incentive plan which provides for the granting to management of options to purchase up to 1,453,456 shares of common stock of the reorganized company. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, cash award performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options to date have an exercise price equal to the fair market value of the shares of common stock at date of grant. On the grant date, 25% of the options become exercisable and 25% in annual increments for the three years following the grant date. These options expire not more than ten years from date of grant.

Additionally, in the second quarter of 2003, the Company granted stock appreciation rights (SARs) to certain employees based on 119,000 shares, at a stated price of $1.35 per share. The SARs provide the right to receive, at the date the rights are exercised, cash equal to the market appreciation between the stated price and the current market value to a maximum appreciation value of $5.55 per share. The SARs vest over a three-year period and expire ten years from date of grant. The Company accrues for the value of the SARs over the vesting term. During the year ended September 30, 2003, 13,750 SARs and 47,500 options were exercised.

Stock option activity in the plan was as follows:

	Year Ended
	September 30, 2003		September 30, 2002
	Options	Weighted Average Price per Share	Options	Weighted Average Price per Share
Beginning Balance	1,111,456	$4.97	—	—
Granted	520,000	4.72	1,286,456	$5.30
Expired or Cancelled	(130,500)	5.55	(175,000)	5.55
Exercised	(47,500)	5.45	—	—

Balance, September 30	1,453,456	4.73	1,111,456	4.97

Exercisable as of September 30	603,603	$4.92	321,614	$5.30

Options outstanding at September 30, 2003 consisted of the following:

				Exercisable Options
Range of Exercise Prices per Share	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Number of Options	Weighted-Average Exercise Price per Share
$7.30-10.58	68,000	$7.80	9.8 years	17,000	$7.80
5.55-5.58	1,012,706	5.55	8.9 years	465,291	5.55
$1.17-4.00	372,750	$1.91	9.0 years	121,312	$2.09

Prior to bankruptcy, the Company had a stock incentive plan which provided for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Additionally, the Company had a non-employee director stock option plan and a non-employee director stock compensation plan. These plans were terminated and all outstanding options were canceled pursuant to the Plan of Reorganization.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

11.    DERIVATIVE INSTRUMENTS

The Company uses derivative instruments to manage exposures to changes in raw sugar prices, natural gas prices and interest rates. The Company’s objective for holding derivatives is to minimize risk using the most efficient methods to eliminate or reduce the impacts of these exposures.

Raw Sugar

The Company’s risk management policy is to manage the forward pricing of purchases of raw sugar in relation to its forward refined sugar sales to reduce price risk. The Company attempts to meet this objective by entering into fixed price supply agreements, futures contracts and options contracts to reduce its exposure. The Company has designated its futures contracts and certain options contracts as cash flow hedging instruments. Such financial instruments are used to manage the Company’s exposure to variability in future cash flows attributable to the purchase price of raw sugar. The changes in the fair value of the designated futures contracts and certain options contracts are included as a component of Other Comprehensive Income (“OCI”).

The Company collects or pays cash based upon the change in the market value of open futures positions on a daily basis; accordingly, no asset or liability for the raw sugar futures contracts is reflected in the consolidated balance sheet.

The changes in the fair value of the designated futures contracts and options contracts are matched to inventory purchases by period, and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through September 30, 2004, approximately $0.2 million of existing net gains presently deferred in OCI. The Company has hedged a portion of its exposure to raw sugar price risk movement through November 2004.

The pricing mechanisms of the futures contracts and the respective forecasted raw sugar purchase transactions are the same. As a result, there is no hedge ineffectiveness to be reflected in earnings. The Company excludes the change in the time value of the options contracts from its assessment of hedge effectiveness. The Company recorded a loss of $0.3 million in cost of sales as the change in the time value of options for the period ended August 29, 2001. There were no such options in fiscal 2002 or 2003.

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

Occasionally, the Company has natural gas futures and options contracts that cannot be designated as cash flow hedge instruments because the aggregate notional value of its natural gas futures and options contracts exceeds the Company’s forecasted natural gas requirements in the relevant periods. Any change in fair value of such instruments is recorded as gain or loss in the period of the change.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, no asset or liability for the natural gas futures contracts is reflected in the consolidated balance sheet. There were no outstanding natural gas basis swaps at September 30, 2003 or 2002.

The changes in the fair value of the designated futures and options are matched to forecasted natural gas purchases and will be recognized in earnings in the period the related manufactured product is sold. The Company expects to recognize in earnings through September 30, 2004, approximately $0.9 million of existing net losses presently deferred in OCI. The Company has hedged a portion of its exposure to natural gas price risk through October 2004.

For the period ended September 30, 2003, the company recognized $0.7 million of derivative gains recorded in cost of sales which represented the ineffectiveness of cash flow hedging activity. For the period ended September 30, 2002, the Company recognized ($0.5) million of derivative losses recorded in cost of sales, which represented the ineffectiveness of the natural gas cash flow hedging activity. For the periods ended August 29, 2001 and September 30, 2001, the Company recognized $0.3 million and ($0.1) million respectively of derivative gains(losses) recorded in cost of sales.

For the period ended August 29, 2001 the Company reclassified $2.6 million of derivative gains from OCI to cost of sales, representing the discontinuance of cash flow hedges as it was no longer probable that the original forecasted transactions would occur.

Interest Rates

The Company has material amounts of debt with interest rates that float with market rates, exposing the Company to interest rate risk. The Company’s policy is to reduce interest rate risk on its variable rate debt by entering into interest rate swap agreements for a portion of such floating rate debt. The Company had interest rate swap agreements with a major financial institution which were terminated in December 2002, under which the Company paid a fixed interest rate of 6.01% on $90.6 million. The Company entered into a new interest rate swap agreement with a major financial institution under which the Company pays a fixed rate of 2.465% and receives a floating interest payment based on 3 month LIBOR, on a notional amount of $21.5 million at September 30, 2003, which reduces $1.75 million per quarter, until final maturity in December 2005. Since the Company has the ability to change the interest rate index of the debt, the interest rate swap agreements are not designated as hedging instruments under SFAS 133. Therefore, changes in the fair value of the interest rate swaps are recognized in earnings.

12.    COMMITMENTS AND CONTINGENCIES

The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position, or cash flows.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

In conjunction with the cessation of refining operations in Sugar Land in December 2002, the Company offered its affected bargaining unit employees severance of $2.3 million, even though not required by the collective bargaining agreement, in return for certain changes to the agreement. The union leadership reject the Company’s offer and filed a grievance in February 2003 alleging the Company owed unspecified severance and other benefits pursuant to the existing contract. The Company estimated that severance and other benefits calculated pursuant to the grievance calculations would be between $4 million and $5 million. Based on the advice of counsel the Company believes that its interpretation of the contract is correct and has contested this grievance. The arbitration of this grievance was held in fiscal 2003, but the arbitrator’s decision has not been announced.

In May 2003, sugarbeet growers from the Torrington, Wyoming area filed a complaint for unspecified damages alleging breach of contract, anticipatory repudiation and breach of an implied covenant of fair dealing in connection with the Company’s sale of a beet processing facility to a third party in 2002. In September 2003, the Wyoming Federal District Court granted the Company’s motion to dismiss all counts of the plaintiffs’ complaint and overruled the growers’ motion for a rehearing. The growers have since filed an appeal of the court’s decision. The Company believes these claims are without merit and that it will be successful in defending against the claims.

The Company developed a plan to install a clay cap on former settling ponds at its Mendota, California to prevent further ground water contamination and has recorded a $1.1 million liability for the present value of the estimated future costs of the plan. Additionally, the Company has recorded a $1.4 million liability for estimated remediation costs of closed production facilities.

The Company was obligated under $31.3 million in outstanding letters of credit at September 30, 2003, principally to secure insurance obligations.

The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $2.0 million in fiscal 2003, $3.2 million in fiscal 2002, $5.0 million in the period ended August 29, 2001, and $0.3 million in the period ended September 30, 2001.

The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 2003 are summarized as follows (in thousands of dollars):

Fiscal Year Ending September 30,	Operating Leases
2004	$1,333
2005	638
2006	433
2007	136
2008	113
Thereafter	—

The aggregate future minimum amount to be received under sub-leases was $0.4 million at September 30, 2003 compared to $0.7 million at September 30, 2002.

In connection with the sale of the Company’s Michigan Sugar subsidiary in February 2002, the buyer assumed $18.5 million of industrial revenue bonds, due in 2025, issued by Michigan Sugar. The Company remains contingently liable for repayment of the bonds under a guaranty arrangement and has recorded no

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

liability in these consolidated financial statements as it does not believe that a liability is probable. The Company obligation under the guaranty was cross collateralized with the seller note receivable described in Note 13, that provides the Company with a claim to substantially all Michigan Sugar’s production assets should the Company have to perform under the guaranty. In December 2003, the Company received $13.3 million from Michigan Sugar in full satisfaction of the seller note and released the collateral. The Company’s obligation pursuant to the guarantee is now unsecured. The Company expects to account for this release of collateral as a modification of the guarantee and record a liability for its fair value in the first quarter of fiscal 2004, pursuant to FIN 45. The Company has not completed its estimate of the fair value of the liability.

13.    GAIN (LOSS) ON ASSET SALES, IMPAIRMENT AND OTHER COSTS

The Company had gains (losses) on asset sales, impairment and other costs as follows (in thousands of dollars):

	Year Ended September 30, 2003	Year Ended September 30, 2002	Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
Gain (Loss) on Asset Sales:
Michigan and Worland Beet Sugar Operations	—	$13,938	—	—
Nutritional Products Business	—	—	—
Emission Reduction Credits	$690	6,319	—	$2,092
Surplus Real Estate and Equipment	2,180	3,738	$(665)	—

Total (Loss) Gain – Asset Sales	2,870	23,995	(665)	2,092

Impairment and Other Charges:
Impairment of Supplies Inventory – Sugar Land	(2,393)	—	—	—
Sugar Land Severance (for 50 Salaried Employees)	(869)	—	—	—
Impairment of Assets Held for Sale	(1,876)	—	—	—
Lease Obligations and Other	779	—	—	—

Total Impairment and Other Charges	(4,359)	—	—	—

Total Gains (Losses) on Asset Sales, Impairment, and Other Costs	$(1,489)	$23,995	$(665)	$2,092

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

On June 30, 2002, the Company completed the sale of its Worland, Wyoming factory for $3.0 million. The Company entered into a sales and marketing agreement which was terminated by mutual consent in May 2003.

The Company ceased sugar refining operations at its Sugar Land, Texas facility in the first fiscal quarter and discontinued its remaining packaging and distribution operations in Sugar Land during the third quarter of fiscal 2003. Additionally, the Company settled a lease obligation previously recorded in connection with the closure of two beet factories in 2001. The Company recorded charges and credits during the twelve months ended September 30, 2003, as shown in the table above. The supplies inventory impairment reduces to net realizable value inventories that are not readily transferable to the Company’s other production facilities because of differences in equipment or process technologies.

The Company evaluated the recoverability of the carrying value of assets held for sale, comprised of closed factories and related equipment, and recorded an impairment charge of $1.9 million in 2003.

Changes in the accrued balance for future cash expenditures in conjunction with closing production facilities are summarized below (in thousands of dollars):

	Accrued Balance September 30, 2001	Year Ended September 30, 2002		Accrued Balance September 30, 2002	Year Ended September 30, 2003			Accrued Balance at September 30, 2003
		Amounts Paid	Other Adjustments		Amounts Accrued	Amounts Paid	Other Adjustments
Accrual for Cash Charges:
Severance	$591	$(591)	$—	$—	$869	$(779)	$—	$90
Environmental Costs	5,031	(317)	(3,270)	1,444	50	(55)	—	1,439
Abandoned Lease Commitments and Other Cash Costs	1,357	(515)	—	842	220	(11)	(1,051)	—

Total	$6,979	$(1,423)	$(3,270)	$2,286	$1,139	$(845)	$(1,051)	$1,529

Based on the decision to cease packaging and warehousing operations in Sugar Land, the Company evaluated the recoverability of the book values of assets that will not be relocated and shortened the remaining service lives of those assets pursuant to Statement of Financial Accounting Standards No. 144. In March, approximately $4 million of assets were determined to have a remaining service live of two months, resulting in additional depreciation charges of $2 million recorded in the second fiscal quarter and $2 million recorded in the third fiscal quarter.

14.    DISCONTINUED OPERATIONS

In October 2002, the Company completed the sale of its beet processing facilities in Sidney, Montana and Torrington, Wyoming, and Hereford, Texas. Gross sales price in the transaction was $34 million, approximately $925,000 of which was placed in escrow, resulting in a gain of approximately $2.9 million.

In December 2002, the Company completed the sale of its Diamond Crystal Brands (“DCB”) foodservice business for a gross sales price of approximately $121 million after certain post-closing working capital

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

adjustments. The Company retained a substantial portion of the sugar product sales to the foodservice segment as a result of this disposition. Approximately $9.2 million of proceeds from this transaction were placed in escrow for two years and is reported in other assets on the balance sheet. The sale of DCB resulted in a gain of approximately $67.0 million.

In December 2001, the Company completed the sale of DCB’s King Packaging subsidiary for approximately $28 million resulting in a gain of $3.6 million. In April 2001, the Company completed the sale of the nutritional products portion of its foodservice business for $63.7 million cash, resulting in a gain of $2.2 million.

The financial statements have been reclassified to reflect the Sidney, Torrington, Hereford, and DCB operations (including King Packaging) as discontinued pursuant to SFAS 144. The operating results for discontinued operations have been included through their disposition dates. The net assets of discontinued operations prior to the date of sale were segregated on the balance sheet and components have been detailed below. No provision for income taxes on discontinued operations was recorded because of differences in the book and tax basis of the stock of DCB that was sold in December 2002.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

	Year Ended September 30,		Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001
	2003	2002
Net Sales	$54,342	$265,669	$26,614	$301,039
Cost and Expenses	(48,981)	(246,199)	(25,085)	(270,239)
Depreciation	(794)	(4,148)	(417)	(8,052)
Gain(Loss) on Sale of Assets	(4)	2,528	11	2,217

Operating Income from Discontinued Operations	4,563	17,850	1,123	24,965
Other Income (Expense)	303	(162)	3	(320)
Provision for Income Taxes	—	—	—	(9,199)

Income from Discontinued Operations Before Gain	4,866	17,688	1,126	15,446
Gain on Disposal	69,824	—	—	—

Income from Discontinued Operations	$74,690	$17,688	$1,126	$15,446

Net assets of discontinued operations are as follows (in thousands of dollars):

September 30, 2002
Current Assets	$21,665
Property, Plant and Equipment, Net	55,648

Total Assets	77,313

Current Liabilities	17,395
Other Long-term Liabilities	1,370

Total Liabilities	18,765

Net Assets of Discontinued Operations	$58,548

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, 2002 and 2001

In connection with the sales of DCB and the beet factories described above, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. To date, no significant indemnity claims have been asserted and the Company does not believe any future claim, if asserted, would be material to the Company’s consolidated financial position, results of operations or cash flows.

15.    SUPPLEMENTARY INFORMATION

Interest income and dividends totaled $2.5 million for fiscal 2003, $1.6 million for the period ended September 30, 2002, $0.3 million for the period ended September 30, 2001, and $0.5 million for the period ended August 29, 2001.

Other current liabilities include payroll and employee benefit accruals totaling $20.3 million at September 30, 2003 and $21.6 million at September 30, 2002, as well as various other items including taxes, interest, and professional fees.