Form 10-Q
period 2003-12-31
IMPERIAL SUGAR CO /NEW/
filed 2004-02-11
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☑ No ☐

As of February 9, 2004 there were 10,069,000 shares of common stock, without par value, of the registrant outstanding.

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

• expect • believe • plan • should • budget	• project • anticipate • intend • may	• estimate • likely • could • predict

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	September 30, 2003
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$29,642	$6,246
Marketable Securities	2,262	2,280
Accounts Receivable, Net	40,522	66,074
Inventories:
Finished Products	67,600	89,558
Raw and In-Process Materials	49,418	70,125
Supplies	8,962	9,398

Total Inventory	125,980	169,081
Deferred Costs and Prepaid Expenses	13,237	9,813
Assets Held for Sale	3,783	3,783

Total Current Assets	215,426	257,277
Other Investments	2,049	10,455
Property, Plant and Equipment—Net	134,699	134,931
Other Assets	14,660	15,503

Total	$366,834	$418,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable—Trade	$54,561	$86,671
Short-Term Borrowings	1,552	3,097
Current Maturities of Long-Term Debt	13,105	26,525
Other Current Liabilities	32,399	40,516

Total Current Liabilities	101,617	156,809

Long-Term Debt —Net of Current Maturities	8,529	10,975
Deferred Income Taxes—Net	—	—
Deferred Employee Benefits and Other Liabilities	131,518	128,969
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 10,047,500 Shares Issued and Outstanding at December 31, 2003 and September 30, 2003	98,294	96,414
Retained Earnings	90,123	86,610
Accumulated Other Comprehensive Loss	(63,247)	(61,611)

Total Shareholders’ Equity	125,170	121,413

Total	$366,834	$418,166

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2003	2002
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$255,998	$288,994

Cost of Sales	234,840	268,236
Selling, General and Administrative	11,448	15,008
Discount on Receivables Sold to Securitization Affiliate	—	1,930
Depreciation and Amortization	3,302	3,355
Loss on Asset Sales, Impairment and Other Costs	118	1,359

Total	249,708	289,888

Operating Income (Loss)	6,290	(894)
Interest Expense, Net	(1,250)	(584)
Change in Fair Value of Interest Rate Swaps	149	(315)
Costs Associated with Debt Repaid	—	(4,617)
Other Income (Expense) - Net	204	862

Income (Loss) from Continuing Operations Before Income Taxes	5,393	(5,548)
Provision for Income Taxes	1,880	—

Income (Loss) from Continuing Operations	3,513	(5,548)
Income from Discontinued Operations	—	69,007

Net Income	$3,513	$63,459

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$0.35	$(0.55)
Income from Discontinued Operations	—	6.90

Net Income	$0.35	$6.35

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$0.32	$(0.55)
Income from Discontinued Operations	—	6.90

Net Income	$0.32	$6.35

Weighted Average Shares Outstanding	10,047,500	10,000,000

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended December 31,
	2003	2002
	(In Thousands of Dollars)
Operating Activities:
Net Income	$3,513	$63,459
Adjustments for Non-Cash and Non-Operating Items:
Reclassification Adjustment from Accumulated Other Comprehensive Income to Net Income	433	1,962
Change in Fair Value on Interest Rate Swaps	771	(315)
Inventory Impairment	—	1,920
Write Off of Deferred Debt Costs	—	2,420
Cash Settlements on Derivative Instruments	(2,061)	87
Depreciation and Amortization	3,302	3,355
Gain on Sale of Assets	(138)	(1,424)
Gain on Sale of Discontinued Operations	—	(64,141)
Income from Discontinued Operations	—	(4,866)
Deferred Income Taxes	1,880	—
Other	827	(23)
Changes in Operating Assets and Liabilities:
Accounts Receivables	24,052	10,122
Inventories	43,101	36,518
Deferred Costs and Prepaid Expenses	(4,195)	(14,622)
Accounts Payable - Trade	(32,110)	(15,186)
Other Current Liabilities	(8,568)	(3,614)

Net Cash Provided by Continuing Operations	30,807	15,652
Net Cash Provided by Discontinued Operations	—	5,694

Net Cash Provided by Operating Activities	30,807	21,346

Investing Activities:
Capital Expenditures - Discontinued Operations	—	(155)
Capital Expenditures - Continuing Operations	(3,372)	(1,470)
Proceeds from Maturity of Securities	—	—
Proceeds from Sale of Assets	439	6,093
Proceeds from Sale of Discontinued Operations	—	135,116
Proceeds from Collection of Note Receivable	13,081	—
Other	(148)	(5,943)

Investing Cash Flow	10,000	133,641

Financing Activities:
Short-Term Borrowings - Net	(1,545)	(1,300)
Long-Term Debt Borrowings	—	35,000
Revolving Credit Repayment - Net	—	(25,040)
Repayment of Long-Term Debt	(15,866)	(116,538)
Repurchase Accounts Receivable	—	(37,268)

Financing Cash Flow	(17,411)	(145,146)

Increase in Cash and Temporary Investments	23,396	9,841
Cash and Temporary Investments, Beginning of Period	6,246	5,885

Cash and Temporary Investments, End of Period	$29,642	$15,726

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2003

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands of Dollars)
Balance September 30, 2003	10,047,500	$96,414	$86,610	$(61,611)	$121,413
Comprehensive Income:
Net Income	—	—	3,513	—	3,513
Change in Derivative Fair Value (1)	—	—	—	(2,061)	(2,061)
Change in Unrealized Securities Gains (1)	—	—	—	(8)	(8)
Recognition of Deferred Gains in Net Income (1)	—	—	—	433	433

Total Comprehensive Income	—	—	—	—	1,877
Tax Benefit Realized from Net Operating Loss Carryforwards	—	1,880	—	—	1,880

Balance December 31, 2003	10,047,500	$98,294	$90,123	$(63,247)	$125,170

(1)	Tax effect of these items was zero.

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Cost of Sales

Payments to growers for sugarbeets are based in part upon the Company’s average net selling price for sugar sold (as defined in the participating contracts with growers) during the grower contract years, ending the last day of either February or June. The contracts provide for a variable purchase price which effectively results in the sharing of the net selling price (gross sales price less certain marketing costs, including packaging costs, brokerage, freight expense and amortization of costs for certain facilities used in connection with marketing) with growers. Sugarbeet purchases are recorded upon receipt, and a liability is established for estimated additional amounts to be paid to growers based on the average net return realized to date for sugar sold in each of the contract years through the end of the fiscal period. The final cost of sugarbeets cannot be determined until the end of the contract year for each growing area. Manufacturing costs incurred prior to production are deferred and allocated to production costs based on estimated production for each sugar manufacturing campaign. Additionally, the Company’s sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods.

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

Reportable Segments

The Company operates its business as one domestic segment—the production and sale of refined sugar and related products. The Company sold the majority of its foodservice division in December 2002, as discussed in Note 6 and has reported the results of that business as discontinued operations.

Accounting Pronouncements

In 2003, the Financial Accounting Standards Board revised Financial Accounting Standard No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”). The revised statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans and provides for later effective dates for certain provisions in the statement. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003, however the Company has adopted this revised statement effective October 1, 2003, and has provided the additional interim disclosures required by SFAS 132 in Note 8 to the financial statements.

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

	Three Months Ended December 31,
	2003	2002
Net income, as reported	$3,513	$63,459
Deduct: Total stock-based employee compensation expense determined under fair value based method	(427)	(80)

Pro forma net income	3,086	63,379
Net income per share, Basic:
As reported	$0.35	$6.35
Pro forma	0.31	6.34
Net income per share, Diluted:
As reported	0.32	6.35
Pro forma	0.28	6.34

For purpose of estimating the fair value of options on their date of grant, the Black-Scholes option-pricing model was used with the following assumptions:

Expected stock price volatility	3.9 - 6.5%
Risk-free interest rate	2.5 - 4.2%
Expected life of options	5.0

Reclassifications

Certain amounts in the prior year presentation have been reclassified to be consistent with fiscal 2004.

2. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	December 31, 2003	September 30, 2003
Senior bank debt:
Revolving credit facility	$—	$—
Term loan	11,406	24,667
Industrial revenue bonds	1,500	3,680
Non-interest bearing notes	8,728	9,153

Total long-term debt	21,634	37,500
Less current maturities	13,105	26,525

Long-term debt, net	$8,529	$10,975

The senior bank debt is secured by substantially all of the Company’s assets and all subsidiaries of the Company are borrowers or guarantors under the facility. The agreement contains financial covenants which require maintenance of a minimum EBITDA level and a minimum fixed charge coverage ratio, each defined in the agreement. The Company is in compliance with these covenants as of December 31, 2003.

In the three months ended December 31, 2003, the Company repaid approximately $13.3 million of borrowed funds with cash received from the repayment of a note receivable by Michigan Sugar Company. In addition, we repaid $2.2 million of industrial revenue bonds in anticipation of the sale of certain surplus assets.

The term loan and revolving credit facility mature December 31, 2005. Although the maturity date is December 31, 2005, the Company has classified the senior bank debt as current, pursuant to Emerging Issues Task Force Issue 95-22, as the agreement contains a subjective acceleration clause if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

3. GAIN (LOSS) ON ASSET SALES, IMPAIRMENT AND OTHER COSTS

The Company had gains (losses) on asset sales, impairment and other costs, as follows (in thousands of dollars):

	Three Months Ended December 31,
	2003	2002
Gain (Loss) on Asset Sales:
Surplus Real Estate and Equipment	$(118)	$1,424
Impairment and Other Charges:
Impairment of Supplies Inventory - Sugar Land	—	(1,920)
Sugar Land Severance	—	(593)
Lease Obligations and Other	—	(270)

Total Gains (Losses) on Asset Sales, Impairment, and Other Costs	$(118)	$(1,359)

Changes in the accrued balance for future cash expenditures in conjunction with closing production facilities are summarized below (in thousands of dollars):

	Accrued Balance September 30, 2003	Three Months Ended December 31, 2003		Accrued Balance at December 31, 2003
		Amounts Accrued	Amounts Paid
Accrual for Cash Charges:
Severance	$90	$—	$(9)	$81
Environmental Costs	1,439	—	(51)	1,388

Total	$1,529	$—	$(60)	$1,469

4. CONTINGENCIES

The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position, or cash flows.

In conjunction with the cessation of refining operations in Sugar Land in December 2002, the Company offered its affected bargaining unit employees severance of $2.3 million, even though not required by the collective bargaining agreement, in return for certain changes to the agreement. The union leadership rejected the Company’s offer and filed a grievance in February 2003 alleging the Company owed unspecified severance and other benefits pursuant to the existing contract. The union filed similar grievances in April and June 2003 when other union members were separated from the Company. The Company estimated that severance and other benefits calculated pursuant to the methodology stated in the grievance would be between $4 million and $5 million. The Company believes that its interpretation of the collective bargaining agreement is correct and contested the grievances. The arbitrator’s decision on the first grievance, announced in December 2003, agreed with the Company’s position and denied the grievance. The union may appeal the arbitrator’s decision, but the Company believes a reversal of the decision on appeal is unlikely. The Company believes that the two open severance grievances are without merit and subject to the same contractual interpretation as the February 2003 grievance and that those grievances will either be withdrawn by the union or denied in the arbitration process.

In May 2003, sugarbeet growers from the Torrington, Wyoming area filed a complaint for unspecified damages alleging breach of contract, anticipatory repudiation and breach of an implied covenant of fair dealing in connection with the Company’s sale of a beet processing facility to a third party in 2002. In September 2003, the Wyoming Federal District Court granted the Company’s motion to dismiss all counts of the plaintiffs’ complaint and overruled the growers’ motion for a rehearing. The growers have since filed an appeal of the court’s decision. The Company believes these claims are without merit and that a reversal of the trial court decision is unlikely.

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

In February 2002, the Company sold its Michigan Sugar subsidiary for cash and notes. Additionally, the buyer assumed $18.5 million of industrial revenue bonds, due in 2025, issued by Michigan Sugar. The Company remains contingently liable for repayment of the bonds under a guaranty arrangement and does not believe that a liability is probable. The Company obligation under the guaranty was cross collateralized with a seller note receivable that provided the Company with a claim to substantially all Michigan Sugar’s production assets should the Company have to perform under the guaranty. In December 2003, the Company received $13.3 million in principal and interest from Michigan Sugar in full satisfaction of the seller note and released the collateral. The Company’s obligation pursuant to the guarantee is now unsecured. The Company accounted for this release of collateral as a modification of the guarantee and recorded a non-current liability for its fair value in the first quarter of fiscal 2004, pursuant to Financial Interpretation No. 45. The loss on recording the fair value of the guarantee was substantially offset by the gain from the early repayment of the seller note.

5. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars):

	Three Months Ended December 31,
	2003	2002
	Income (Loss)	Income (Loss)
Income (loss) from continuing operations	$3,513	$(5,548)
Effect of assumed conversions	—	—

Adjusted income (loss) from continuing operations	3,513	(5,548)

Average shares outstanding	10,047,500	10,000,000
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	808,444	—

Adjusted average shares	10,855,944	10,000,000

Basic EPS from continuing operations	$0.35	$(0.55)

Diluted EPS from continuing operations	$0.32	$(0.55)

Income from discontinued operations	—	69,007
Effect of assumed conversions	—	—

Adjusted income from discontinued operations	—	69,007

Average shares outstanding	10,047,500	10,000,000
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	808,444	—

Adjusted average shares	10,855,944	10,000,000

Basic EPS from discontinued operations	$—	$6.90

Diluted EPS from discontinued operations	$—	$6.90

Basic net income	3,513	63,459
Effect of assumed conversions	—	—

Adjusted net income	3,513	63,459

Average shares outstanding	10,047,500	10,000,000
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	808,444	—

Adjusted average shares	10,855,944	10,000,000
Basic EPS from net income	$0.35	$6.35

Diluted EPS from net income	$0.32	$6.35

(1)	There were no securities excluded from the computation of diluted EPS for the three months ended December 31, 2003.

During the three months ended December 31, 2003, the Company granted options to purchase 7,000 shares of common stock at a price of $11.625 per share. The options vest over a three-year period and expire ten years after the date of grant.

6. DISCONTINUED OPERATIONS

The financial statements reflect the operating results of the Diamond Crystal Brands (“DCB”) foodservice business and the operating results of beet processing facilities in Sidney, Montana, Torrington, Wyoming and Hereford, Texas, each of which were sold during fiscal 2003, as discontinued operations. No provision for income taxes on discontinued operations was recorded because of differences in the book and tax basis of the stock of DCB that was sold in December 2002.

In conjunction with the sale of Sidney, Torrington, and Hereford, $0.9 million was placed in escrow for a period of time after the sale. In January 2004, this escrow was released and the proceeds were used to repay debt.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

Three Months Ended December 31, 2002
Net Sales	$54,342
Cost and Expenses	(48,981)
Depreciation	(794)

Operating Income from Discontinued Operations	4,567
Other Income	303
Loss on Sale of Assets	(4)
Provision for Income Taxes	—

Income from Discontinued Operations Before Gain	4,866
Gain on Disposal	64,141

Income from Discontinued Operations	$69,007

7. DERIVATIVES

In the three months ended December 31, 2003, the Company recognized approximately $0.4 million of gains on natural gas hedge positions which no longer qualified for deferral accounting as “highly effective” under Statement of Financial Accounting Standards No. 133. As a result, these hedge gains will not be available to offset higher physical gas costs in the remainder of the year.

The Company has material amounts of debt with interest rates that float with market rates, exposing the Company to interest rate risk. The Company’s policy is to reduce interest rate risk on its variable rate debt by entering into interest rate swap agreements for a portion of such floating rate debt. The Company has an interest rate swap agreement with a major financial institution under which the Company pays a fixed rate of 2.465% and receives a floating interest payment based on 3 month LIBOR. The swap was amended in December 2003 to reduce the notional amount to $5 million at December 31, 2003, with final maturity in December 2004.

Since the Company has the ability to change the interest rate index of the debt, the interest rate swap agreements are not designated as hedging instruments under SFAS 133. Therefore, changes in the fair value of the interest rate swaps are recognized in earnings.

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months ended December 31, 2003 and 2002 were (in thousands):

	Three Months Ended December 31,
	2003	2002
Pension Plans
Service Cost	$325	$1,143
Interest Cost	3,579	3,982
Expected Return on Plan Assets	(3,710)	(4,386)
Amortization of Prior Service Cost	26	3
Recognized Actuarial Loss	115	1

Total Net Periodic Benefit Costs	$335	$742

Postretirement Benefits Other than Pension Plans
Service Cost	$6	$52
Interest Cost	296	739
Amortization of Prior Service Cost	(159)	—
Recognized Actuarial Loss	75	8

Total Net Periodic Benefit Costs	$218	$799

Pension plan contributions, which are based on regulatory requirements, totaled $0.2 million during the three months ended December 31, 2003; contributions during fiscal 2004 are expected to be approximately $3 million.

Plan assets of the Company sponsored defined benefit pension plans at June 30, 2003 (the most recent actuarial valuation date), were invested in marketable large cap equity investments. In September 2003, the Company re-allocated plan assets to a target allocation of marketable securities in the following:

High Grade Debt	20%
Large Cap Equity	40%
Mid Cap Equity	20%
Small Cap Equity	20%

The assumed rate of return is based on the results of historical statistical return studies conducted by the Company’s advisors. As a result of the re-allocation discussed above, the Company reduced its assumed long-term rate of return on plan assets from 9% to 8% for fiscal 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Overview

We operate in a single domestic business segment, which produces and sells refined sugar and related products. Revenues, volumes, costs and expenses of discontinued operations have been segregated from continuing operations in the Consolidated Statements of Operations and in the following discussion and analysis of results of operations.

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

Results of Operations

Three Months Ended December 31, 2003

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. For the first quarter of fiscal 2004, sugar sales comprised 96.5% of our net revenues, down slightly from 97.2% in the first quarter of fiscal 2003.

	Three Months Ended December 31,
	2003	2002
	(in Millions of Dollars)
Net Revenues:
Sugar Sales	$247	$281
By-product Sales	8	7
Beet Seed Sales and Other Revenue	1	1

Net Revenues	$256	$289

Sugar sales for the period were:

	Three Months Ended December 31,
	2003		2002
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	4,748	$26.62	5,357	$25.63
Consumer	2,819	33.13	3,413	31.98
Foodservice	843	32.19	1,117	31.01

Sugar Sales	8,410	$29.36	9,887	$28.44

Overall sales revenues decreased approximately 11.4% in the first three months of fiscal 2004 versus 2003, as a result of decreased sugar sales. For the three months ended December 31, 2003 sugar sales volumes decreased by 14.9% over the prior comparable quarter. These decreases were primarily attributable to rationalizing sales as a result of the Sugar Land refinery closure as well as competitive pressures, especially in the southeast consumer brand markets. Partially offsetting the decrease in volume was an increase in prices for the quarter of 3.2%. Large domestic sugarbeet crops being processed this winter, along with flat domestic consumption has resulted in a surplus of sugar in the market, putting downward pressure on both refined and raw sugar prices. As a result, the increase in prices realized in the first fiscal quarter may not be sustained in future periods.

For the three months ended December 31, 2003, gross margin as a percentage of sales increased to 8.3% compared to 7.2% from the prior year quarter. This increase is primarily due to higher sales prices and efficiencies gained in closing the Sugar Land refinery. These cost savings were partially offset by increases in raw costs and natural gas costs. Raw sugar costs (on a raw market basis) were $21.46 per cwt in the current quarter versus $21.17 per cwt in the prior year’s quarter. Sugar manufacturing is an energy intensive process and increased energy prices can substantially affect our operations. Our average cost of natural gas, after applying gains and losses from hedging activity for the relevant gas delivery periods, increased to $4.87 per mmbtu compared to $3.80 per mmbtu in the prior year’s quarter. As a result of energy costs continuing to increase, we have purchased natural gas futures for approximately 83% of our natural gas needs for the remainder of the fiscal year at an average cost of $4.95 per mmbtu.

Selling, general and administrative expense decreased $3.6 million or 24% in the quarter ending December 31, 2003 compared to the same quarter for 2002. The decrease in SG&A is primarily related to a decrease in professional service fees incurred during the restructuring of our capital requirements in the prior year, which totaled $2.1 million. Additionally, there were reductions due to cost savings initiatives started in fiscal 2003, as well as decreased medical, pension and retiree medical costs which were partially offset by a severance charge of $0.7 million in the first quarter of fiscal 2004.

We realized a loss on surplus asset and real estate sales of $0.1 million during the quarter ended December 31, 2003 as compared to $1.4 million of gains on asset sales for the quarter ended December 31, 2002. In the first quarter of the prior year, these gains were more than offset by asset impairment charges and other costs totaling $2.8 million related to the closing of the Sugar Land refinery.

As a result of the items discussed above, operating income improved from a loss of $0.9 million for the three months ended December 31, 2002 to income of $6.3 million for the three months ended December 31, 2003. Operating income includes charges (credits) which affect comparability between periods as follows:

	Three Months Ended December 31,
	2003	2002
	(in Millions of Dollars)
Charges (Credits) Included in Operating Income
(Gain)/Loss on Asset Sales, Impairment and Other Costs:
(Gain)/Loss on Asset Sales	$0.1	$(1.4)
Impairment and Other Costs	—	2.8
Discount on Receivables Sold (1)	—	1.9
Selling, General and Administrative Expense:
Severance Costs - Headquarters	0.7	—
Professional Fees and Expenses for Restructuring	—	2.1

(1)	Discounts on receivables sold were incurred in connection with the Company’s accounts receivable securitization facility, which was terminated in December 2002 in connection with the refinancing of the senior bank debt.

Interest expense has increased during fiscal 2004 due to a refund of approximately $2.1 million in the prior year from refinancing of the bank debt which was recorded as a reduction to interest expense; there was no such credit in the current year. In the current quarter, the Company recorded an additional $0.2 million of interest expense related to a change in estimate of the remaining term of deferred debt costs due to the early paydown of the term debt.

The decrease in other income during fiscal 2004 primarily relates to credits related to the securitization facility, as well as the sale of surplus operating supplies in the first quarter of fiscal 2003. No such charges occurred in the first quarter of fiscal 2004.

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

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with a $140 million (subject to a borrowing base calculation) three-year revolving credit facility, including a $50 million sub-limit for letters of credit. At December 31, 2003 we had no outstanding borrowings under the revolving credit facility and had borrowing capacity of $41.4 million, after deducting outstanding letters of credit totaling $27.7 million.

The facility is secured by substantially all of our assets and each of our subsidiaries is either a borrower or a guarantor under the facility. The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness

•	incur other liens

•	undergo any fundamental changes

•	declare or pay dividends

•	engage in transactions with affiliates

•	enter into sale and leaseback transactions

•	change our fiscal periods

•	enter into mergers or consolidations

•	sell assets

•	prepay other debt

In addition, the agreement requires that we comply with quarterly covenants as follows:

•	a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”) of $22 million for the twelve months ended December 31, 2003, increasing to $29 million for the year ending September 30, 2004 and $37 million for the year ending September 30, 2005.

•	a minimum fixed charge coverage ratio (as defined) of 0.7 times for the twelve months ended December 31, 2003, increasing to 0.95 times for fiscal 2004 and 1.0 times thereafter.

The facility also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2005, we have classified debt under the new credit facility as current, pursuant to Emerging Issues Task Force Issue 95-22, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse effect, and provides the lenders direct access to our cash receipts. We are in compliance with all requirements of the agreement at December 31, 2003.

In the three months ended December 31, 2003, the Company repaid approximately $13.3 million of term debt with cash received from the repayment of a note receivable. Additionally, we repaid $2.2 million of industrial revenue bonds in anticipation of the sale of certain surplus assets.

Our capital expenditures for the three months ended December 31, 2003 were $3.4 million, primarily for technology and productivity improvements. Capital expenditures in fiscal 2004 are not expected to exceed $19 million, including $4 million of technology investments (primarily an Enterprise Resource Planning system), with $4 million of expenditures related to normal replacement of factory equipment and $11 million related to productivity and packaging improvements.

Our sugar production operations require seasonal working capital. Our seasonal requirements are expected to peak during our fourth fiscal quarter when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made. Management believes that the credit facility and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs for at least the next twelve months.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Form 10-K September 30, 2003.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of December 31, 2003.

	Expected Maturity Fiscal 2004	Expected Maturity Fiscal 2005
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	2,775,360	25,760
Weighted Average Contract Price (per cwt.)	$21.00	$21.34
Contract Amount	$58,292,519	$549,744
Weighted Average Fair Value (per cwt.)	$20.26	$21.00
Fair Value	$56,223,037	$540,960

Expected Maturity Fiscal 2005
Domestic Futures Contracts (short positions):
Contract Volumes (cwt.)	133,280
Weighted Average Contract Price (per cwt.)	$21.22
Contract Amount	$2,827,718
Weighted Average Fair Value (per cwt.)	$21.12
Fair Value	$2,815,120

Expected Maturity Fiscal 2004
World Futures Contracts (long positions):
Contract Volumes (cwt.)	1,515,360
Weighted Average Contract Price (per cwt.)	$6.09
Contract Amount	$9,288,408
Weighted Average Fair Value (per cwt.)	$5.69
Fair Value	$8,620,819

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

The information in the table below presents our natural gas futures positions outstanding as of December 31, 2003.

	Expected Maturity Fiscal 2004	Expected Maturity Fiscal 2005
Futures Contracts (long positions):
Contract Volumes (mmbtu)	2,900,000	50,000
Weighted Average Contract Price (per mmbtu)	$4.95	$4.81
Contract Amount	$14,351,290	$240,600
Weighted Average Fair Value (per mmbtu)	$5.27	$5.15
Fair Value	$15,283,610	$257,250

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY (Registrant)

Dated: February 10, 2004	By:	/s/ DARRELL D. SWANK

Darrell D. Swank
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.