Form 10-Q
period 2004-03-31
IMPERIAL SUGAR CO /NEW/
filed 2004-05-12
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 10, 2004 there were 10,329,700 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

________________________

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	September 30, 2003
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$44,496	$6,246
Marketable Securities	2,247	2,280
Accounts Receivable, Net	61,512	66,074
Inventories:
Finished Products	42,455	89,558
Raw and In-Process Materials	52,921	70,125
Supplies	10,347	9,398

Total Inventory	105,723	169,081
Deferred Costs and Prepaid Expenses	17,608	9,813
Assets Held for Sale	1,688	3,783

Total Current Assets	233,274	257,277
Other Investments	2,058	10,455
Property, Plant and Equipment, Net	135,814	134,931
Other Assets	5,487	15,503

Total	$376,633	$418,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$69,226	$86,671
Short-Term Borrowings	571	3,097
Current Maturities of Long-Term Debt	1,989	26,525
Other Current Liabilities	33,523	40,516

Total Current Liabilities	105,309	156,809

Long-Term Debt, Net of Current Maturities	7,799	10,975
Deferred Income Taxes, Net	—	—
Deferred Employee Benefits and Other Liabilities	131,281	128,969
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 10,329,700 and 10,047,500 Shares Issued and Outstanding at March 31, 2004 and September 30, 2003	100,471	96,414
Retained Earnings	91,760	86,610
Accumulated Other Comprehensive Loss	(59,987)	(61,611)

Total Shareholders’ Equity	132,244	121,413

Total	$376,633	$418,166

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$209,615	$251,911	$465,613	$540,905

Cost of Sales	192,820	238,330	427,660	506,566
Selling, General and Administrative Expense	9,750	13,221	21,198	28,229
Discount on Receivables Sold to Securitization Affiliate	—	—	—	1,930
Depreciation and Amortization	3,436	5,292	6,738	8,647
Loss (Gain) on Asset Sales, Impairment and Other Costs	(81)	(314)	37	1,045

Total	205,925	256,529	455,633	546,417

Operating Income (Loss)	3,690	(4,618)	9,980	(5,512)
Interest Expense, Net	(1,696)	(1,447)	(2,946)	(2,031)
Change in Fair Value of Interest Rate Swaps	(11)	(295)	138	(610)
Costs Associated with Debt Repaid	—	—	—	(4,617)
Other Income, Net	544	353	748	1,215

Income (Loss) from Continuing Operations Before Income Taxes	2,527	(6,007)	7,920	(11,555)
Provision for Income Taxes	890	—	2,770	—

Income (Loss) from Continuing Operations	1,637	(6,007)	5,150	(11,555)
Income from Discontinued Operations	—	5,683	—	74,690

Net Income (Loss)	$1,637	$(324)	$5,150	$63,135

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$0.16	$(0.60)	$0.51	$(1.16)
Income from Discontinued Operations	—	0.57	—	7.47

Net Income (Loss)	$0.16	$(0.03)	$0.51	$6.31

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$0.15	$(0.60)	$0.48	$(1.16)
Income from Discontinued Operations	—	0.57	—	7.47

Net Income (Loss)	$0.15	$(0.03)	$0.48	$6.31

Weighted Average Shares Outstanding	10,173,357	10,000,000	10,110,085	10,000,000

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended March 31,
	2004	2003
	(In Thousands of Dollars)
Operating Activities:
Net Income	$5,150	$63,135
Adjustments for Non-Cash and Non-Operating Items:
Reclassification Adjustment from Accumulated Other Comprehensive Income to Net Income	1,614	(1,907)
Change in Fair Value of Interest Rate Swaps	(138)	610
Inventory Impairment	—	2,393
Write Off of Deferred Debt Costs	—	2,420
Cash Settlements on Derivative Instruments	22	3,492
Depreciation and Amortization	6,738	8,647
Loss (Gain) on Sale of Assets	37	(1,645)
Gain on Sale of Discontinued Operations	—	(69,824)
Income from Discontinued Operations	—	(4,866)
Deferred Income Taxes	2,770	—
Other	1,023	(254)
Changes in Operating Assets and Liabilities:
Accounts Receivables	11,259	2,337
Inventories	63,358	55,361
Deferred Costs and Prepaid Expenses	(7,656)	(7,269)
Accounts Payable, Trade	(17,445)	(4,644)
Other Current Liabilities	(7,646)	182

Net Cash Provided by Continuing Operations	59,086	48,168
Net Cash Provided by Discontinued Operations	—	5,693

Net Cash Provided by Operating Activities	59,086	53,861

Investing Activities:
Capital Expenditures - Discontinued Operations	—	(155)
Capital Expenditures - Continuing Operations	(7,959)	(4,714)
Proceeds from Sale of Assets	2,362	6,766
Proceeds from Sale of Discontinued Operations	—	139,992
Proceeds from Collection of Notes Receivable	13,081	—
Other	631	(2,826)

Investing Cash Flow	8,115	139,063

Financing Activities:
Issuance of Common Stock	1,287	—
Short-Term Borrowings, Net	(2,526)	(2,281)
Long-Term Debt Borrowings	—	32,403
Revolving Credit Repayment, Net	—	(25,040)
Repayment of Long-Term Debt	(27,712)	(116,679)
Repurchase Accounts Receivable	—	(37,268)

Financing Cash Flow	(28,951)	(148,865)

Increase in Cash and Temporary Investments	38,250	44,059
Cash and Temporary Investments, Beginning of Period	6,246	5,885

Cash and Temporary Investments, End of Period	$44,496	$49,944

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2004

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands of Dollars)
Balance September 30, 2003	10,047,500	$96,414	$86,610	$(61,611)	$121,413
Comprehensive Income:
Net Income	—	—	5,150	—	5,150
Change in Derivative Fair Value (1)	—	—	—	22	22
Change in Unrealized Securities Gains (1)	—	—	—	(12)	(12)
Recognition of Deferred Losses in Net Income (1)	—	—	—	1,614	1,614

Total Comprehensive Income	—	—	—	—	6,774

Tax Benefit Realized from Net Operating Loss Carryforwards	—	2,770	—	—	2,770

Stock Options Exercised	282,200	1,287	—	—	1,287

Balance March 31, 2004	10,329,700	$100,471	$91,760	$(59,987)	$132,244

(1)	Tax effect of these items was zero.

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2004 AND 2003

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

Reportable Segments

The Company operates its business as one domestic segment - the production and sale of refined sugar and related products. The Company sold the majority of its foodservice division in December 2002, as discussed in Note 6 and has reported the results of that business as discontinued operations.

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

Earnings Per Share

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, the Company measures compensation cost using the intrinsic value method prescribed in by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s reported net income and net income per share would have been different had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method of accounting as shown in the pro forma amounts below (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$1,637	$(324)	$5,150	$63,135
Deduct: Total stock-based employee compensation expense determined under fair value based method	(107)	(134)	(195)	(214)

Pro forma net income (loss)	1,530	(458)	4,955	62,921
Net income (loss) per share, Basic:
As reported	$0.16	$(0.03)	$0.51	$6.31
Pro forma	0.15	(0.05)	0.49	6.29
Net income (loss) per share, Diluted:
As reported	$0.15	$(0.03)	$0.48	$6.31
Pro forma	0.14	(0.05)	0.46	6.29

For purpose of estimating the fair value of options on their date of grant, the Black-Scholes option-pricing model was used with the following assumptions:

Expected stock price volatility	3.8 - 6.5%
Risk-free interest rate	2.5 - 4.2%
Expected life of options	5.0 years

Reclassifications

Certain amounts in the prior year presentation have been reclassified to be consistent with fiscal 2004.

2. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	March 31, 2004	September 30, 2003
Senior bank debt:
Revolving credit facility	$—	$—
Term loan	—	24,667
Industrial revenue bonds	1,500	3,680
Non-interest bearing notes	8,288	9,153

Total long-term debt	9,788	37,500
Less current maturities	1,989	26,525

Long-term debt, net	$7,799	$10,975

The senior bank debt is secured by substantially all of the Company’s assets and all subsidiaries of the Company are borrowers or guarantors under the facility. The agreement contains a financial covenant which requires maintenance of a minimum EBITDA level defined in the agreement. The Company is in compliance with this covenant as of March 31, 2004.

In the six months ended March 31, 2004, the Company repaid in full the Term Loan portion of the Senior Debt. In addition, on February 26, 2004, the Company entered into the First Amendment to the Credit Agreement which, among other things, eliminated the minimum fixed charge coverage ratio and provided additional capital structure flexibility.

The revolving credit facility matures December 31, 2005. Although the maturity date is December 31, 2005, the Company classifies any outstanding borrowings under the senior bank facility as current, pursuant to Emerging Issues Task Force Issue 95-22, as the agreement contains a subjective acceleration clause if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

3. GAIN (LOSS) ON ASSET SALES, IMPAIRMENT AND OTHER COSTS

The Company had gains (losses) on asset sales, impairment and other costs, as follows (in thousands of dollars):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Gain (Loss) on Asset Sales:
Surplus Real Estate and Equipment	$81	$221	$(37)	$1,645
Impairment and Other Charges:
Impairment of Supplies Inventory - Sugar Land	—	(473)	—	(2,393)
Sugar Land Severance	—	(276)	—	(869)
Lease Obligations and Other	—	842	—	572

Total Gains (Losses) on Asset Sales, Impairment, and Other Costs	$81	$314	$(37)	$(1,045)

Changes in the accrued balance for future cash expenditures in conjunction with closing production facilities are summarized below (in thousands of dollars):

	Accrued Balance September 30, 2003	Six Months Ended March 31, 2004	Accrued Balance at March 31, 2004

		Amounts Paid
Accrual for Cash Charges:
Severance	$90	$(36)	$54
Environmental Costs	1,439	(81)	1,358

Total	$1,529	$(117)	$1,412

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

In February 2002, the Company sold its Michigan Sugar subsidiary for cash and notes. Additionally, the buyer assumed $18.5 million of industrial revenue bonds, with final maturity in 2025, issued by Michigan Sugar. The Company remains contingently liable for repayment of the bonds under a guaranty arrangement and does not believe that a liability is probable. The Company obligation under the guaranty was cross collateralized with a seller note receivable that provided the Company with a claim to substantially all Michigan Sugar’s production assets should the Company have to perform under the guaranty. In December 2003, the Company received $13.3 million in principal and interest from Michigan Sugar in full satisfaction of the seller note and released the collateral. The Company’s obligation pursuant to the guarantee is now unsecured. The Company accounted for this release of collateral as a modification of the guarantee and recorded a non-current liability for its fair value in the first quarter of fiscal 2004, pursuant to Financial Interpretation No. 45. The loss on recording the fair value of the guarantee was substantially offset by the gain from the early repayment of the seller note.

5. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	Income (Loss)	Income (Loss)	Income (Loss)	Income (Loss)
Income (loss) from continuing operations	$1,637	$(6,007)	$5,150	$(11,555)
Effect of assumed conversions	—	—	—	—

Adjusted income (loss) from continuing operations	1,637	(6,007)	5,150	(11,555)

Average shares outstanding	10,173,357	10,000,000	10,110,085	10,000,000
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	639,527	—	616,150	—

Adjusted average shares	10,812,884	10,000,000	10,726,235	10,000,000

Basic EPS from continuing operations	$0.16	$(0.60)	$0.51	$(1.16)

Diluted EPS from continuing operations	$0.15	$(0.60)	$0.48	$(1.16)

Income from discontinued operations	—	5,683	—	74,690
Effect of assumed conversions	—	—	—	—

Adjusted income from discontinued operations	—	5,683	—	74,690

Average shares outstanding	10,173,357	10,000,000	10,110,085	10,000,000
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	639,527	—	616,150	—

Adjusted average shares	10,812,884	10,000,000	10,726,235	10,000,000

Basic EPS from discontinued operations	$—	$0.57	$—	$7.47

Diluted EPS from discontinued operations	$—	$0.57	$—	$7.47

Basic net income (loss)	1,637	(324)	5,150	63,135
Effect of assumed conversions	—	—	—	—

Adjusted net income (loss)	1,637	(324)	5,150	63,135

Average shares outstanding	10,173,357	10,000,000	10,110,085	10,000,000
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	639,527	—	616,150	—

Adjusted average shares	10,812,884	10,000,000	10,726,235	10,000,000

Basic EPS from net income (loss)	$0.16	$(0.03)	$0.51	$6.31

Diluted EPS from net income (loss)	$0.15	$(0.03)	$0.48	$6.31

(1)	There were 44,000 securities excluded from the computation of diluted EPS for the three and six months ended March 31, 2004 as they were anti-dilutive.

During the six months ended March 31, 2004, the Company granted options to purchase 51,000 shares of common stock at a weighted average price of $13.52 per share. The options vest over a three-year period and expire ten years after the date of grant. Options to purchase 282,200 shares of common stock with an average price of $4.56, were exercised during the six months ended March 31, 2004, including options for 119,000 shares held by former employees.

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

Summary operating results of discontinued operations are as follows (in thousands of dollars):

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
Net Sales		$54,342
Cost and Expenses		(48,981)
Depreciation		(794)

Operating Income from Discontinued Operations		4,567
Other Income		303
Loss on Sale of Assets		(4)
Provision for Income Taxes		—

Income from Discontinued Operations Before Gain		4,866
Gain on Disposal	$5,683	69,824

Income from Discontinued Operations	$5,683	$74,690

7. DERIVATIVES

The Company recognized gains of approximately $0.9 million in the three months and $1.3 million in the six months ended March 31, 2004, on natural gas hedge positions which no longer qualified for deferral accounting as “highly effective” under Statement of Financial Accounting Standards No. 133. As a result, these hedge gains will not be available to offset higher physical gas costs in the remainder of the year. Similarly, in March 2003, the Company recognized $0.9 million of gains on derivatives which no longer qualified for deferral accounting.

In the past, the Company had material amounts of debt with interest rates that floated with market rates, exposing the Company to interest rate risk. The Company’s policy was to reduce interest rate risk on its variable rate debt by entering into interest rate swap agreements for a portion of such floating rate debt. The Company had an interest rate swap agreement with a major financial institution under which the Company paid a fixed rate of 2.465% and received a floating interest payment based on 3 month LIBOR.

Since the Company had the ability to change the interest rate index of the debt, the interest rate swap agreements were not designated as hedging instruments under SFAS 133. Therefore, changes in the fair value of the interest rate swaps were recognized in earnings. In conjunction with the repayment of the Term Debt, the swap was terminated in March 2004.

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and six months ended March 31, 2004 and 2003 were (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Pension Plans
Service Cost	$325	$800	$650	$2,405
Interest Cost	3,579	2,821	7,158	8,213
Expected Return on Plan Assets	(3,710)	(3,083)	(7,420)	(9,026)
Amortization of Prior Service Cost	26	3	52	6
Recognized Actuarial Loss	115	1	229	3

Total Net Periodic Benefit Costs	$335	$542	$669	$1,601

Postretirement Benefits Other than Pension Plans
Service Cost	$2	$29	$8	$58
Interest Cost	96	416	392	833
Amortization of Prior Service Cost	(91)	—	(250)	—
Recognized Actuarial Loss	33	5	108	9

Total Net Periodic Benefit Costs	$40	$450	$258	$900

Pension plan contributions, which are based on regulatory requirements, totaled $0.2 million and $0.4 million during the three and six months ended March 31, 2004; required contributions during fiscal 2004 are expected to be approximately $1.9 million.

Plan assets of the Company sponsored defined benefit pension plans at June 30, 2003 (the most recent actuarial valuation date), were invested in marketable large cap equity investments. In September 2003, the Company re-allocated plan assets to a target allocation of marketable securities in the following:

High Grade Debt	20%
Large Cap Equity	40%
Mid Cap Equity	20%
Small Cap Equity	20%

The Company expects to re-allocate a total of 10% of plan assets between real estate and hedge funds during the second half of fiscal 2004.

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

Results of Operations

Three and Six Months Ended March 31, 2004

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprised approximately 95% of our net revenues.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in Millions of Dollars)
Net Revenues:
Sugar Sales	$199	$241	$446	$522
By-product Sales	6	5	14	12
Beet Seed Sales and Other Revenue	5	6	6	7

Net Revenues	$210	$252	$466	$541

Sugar sales volumes and prices were:

	Three Months Ended March 31,				Six Months Ended March 31,
	2004		2003		2004		2003
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	4,189	$25.49	5,256	$26.57	8,938	$26.09	10,612	$26.10
Consumer	2,020	31.79	2,067	31.68	4,840	32.57	5,480	31.87
Foodservice	876	31.96	1,153	30.81	1,717	32.07	2,270	30.91

Sugar Sales	7,085	$28.09	8,476	$28.39	15,495	$28.78	18,362	$28.41

Net revenues decreased 16.8% and 13.9% for the three and six month periods ended March 31, 2004 compared to those same periods ended March 31, 2003, almost entirely as a result of overall decreased sales volumes. Sugar sales volume decreases of 16.4% and 15.6% for the three and six month periods ended March 31, 2004 compared to those same periods in 2003 are primarily due to softness in an oversupplied market, due in part to reduced domestic sugar consumption, leading to increased competitive pressures, especially in the southeast consumer branded and industrial markets. Additionally, we rationalized our sales after the closure of the Sugar Land refinery in fiscal 2003. Partially offsetting the decrease in volume for the current six-month period is a slight increase in price compared to the prior year. However, large domestic sugarbeet crops, along with lower domestic sugar consumption has resulted in a surplus of sugar in the market, putting downward pressure on current industrial prices, as seen starting in the second fiscal quarter. A shift in the mix of domestic and world sales also contributed to the decrease in average industrial sales price for the quarter.

Gross margin as a percentage of sales increased to 8.0% from 5.4% for the quarter ended March 31, 2004 versus 2003. The year-to-date periods for fiscal 2004 versus 2003 reflected a similar increase, with the gross margin improving to 8.2% from 6.3%. The increase in margin for these periods is primarily a result of lower raw materials costs, efficiencies gained as a result of the Sugar Land refinery closure, and recognition of sales tax credits. Raw cane sugar costs were $21.04 versus $21.72 per cwt for the quarter ended March 31, 2004 compared to 2003 and $21.27 versus $21.42 for the year-to-date periods. Additionally, the Company benefited from the recognition of a $0.6 million sales tax credit under an economic incentive agreement negotiated last year. These cost savings were partially offset by increases in natural gas costs. Our average cost of natural gas, after applying gains and losses from hedging activity for the relevant gas delivery periods, increased to $5.96 per mmbtu from $3.60 per mmbtu in the quarter and to $5.33 from $3.73 in the year-to-date period. In an effort to mitigate energy costs from continued increases, we have maximized our use of coal and fuel oil and have purchased natural gas futures for approximately 80% of our expected natural gas needs for the remainder of the fiscal year at an average cost of $4.82 per mmbtu.

Selling, general and administrative expense decreased $3.5 million or 26.3% in the quarter and $7.0 million or 24.9% for the year-to-date period ended March 31, 2004, compared to the same periods for 2003. These decreases in the current year are related to a number of factors, including cost savings initiatives started by the Company last year, decreased medical costs, and decreased professional fees and consulting costs in fiscal 2004. As part of our cost savings initiatives, there were severance charges incurred of $0.7 million in the current year and $0.8 million in the prior year. These cost savings initiatives also contributed to a decrease in employee costs for the current year. In addition to decreased medical costs for the year, the Company has also experienced a decrease in pension costs resulting from plan modifications. Finally, professional services fees, including trailing bankruptcy costs, were lower in the current year due to initiatives in the prior year to rationalize our businesses and restructure our capital requirements. Partially offsetting these cost savings are increased marketing and advertising costs for the current year.

In connection with the decision to discontinue packaging and distribution in Sugar Land in 2003, we reduced the estimated remaining useful lives of certain facilities and equipment and recorded an additional $2 million of depreciation and amortization during the three months ended March 31, 2003. There was no such charge in the same period ending March 31, 2004.

As a result of the items discussed above, operating income improved from a loss of $4.6 million for the quarter ended March 31, 2003 to income of $3.7 million for the quarter ended March 31, 2004. Operating income for the year-to-date period improved from a loss of $5.5 million in fiscal 2003 to income of $10.0 million in fiscal 2004. Operating income includes charges (credits) which affect comparability between periods as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Charges (Credits) Included in Operating Income
(Gain)/Loss on Asset Sales, Impairment and Other Costs:
(Gain)/Loss on Asset Sales	$(0.1)	$(0.2)	$—	$(1.6)
Impairment and Other Costs	—	(0.1)	—	2.7
Discount on Receivables Sold (1)	—	—	—	1.9
Selling, General and Administrative Expense:
Severance Costs - Headquarters	—	0.8	0.7	0.8
Professional Fees and Expenses for Restructuring	0.2	0.7	0.2	2.8
Additional Depreciation	—	2.0	—	2.0

(1)	Discounts on receivables sold were incurred in connection with the Company’s accounts receivable securitization facility, which was terminated in December 2002 in connection with the refinancing of the senior bank debt.

Interest expense has increased during fiscal 2004 due to a refund of approximately $2.1 million in the first quarter of the prior year from refinancing of the bank debt which was recorded as a reduction to interest expense; there was no such credit in the current year. In the current year, the Company recorded an additional $0.7 million of interest expense ($0.5 million in the current quarter) related to a change in estimate of the remaining term of deferred debt costs due to the early payoff of the term debt.

The increase in other income for the three months ended March 31, 2004 compared to 2003 relates to income from an equity investment and to proceeds from the de-mutualization of life insurance contracts. For the year-to-date period the decrease in other income was driven by a credit related to the securitization facility, as well as sale of surplus operating supplies in the first quarter of 2003, which more than offset the items noted above.

We are not currently paying federal income taxes on our earnings as a result of net operating loss carryforwards from prior periods. However, we expect to begin paying cash taxes in the second half of fiscal 2004.

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

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with a $140 million (subject to a borrowing base calculation) three-year revolving credit facility, including a $50 million sub-limit for letters of credit. At March 31, 2004 we had no outstanding borrowings under the revolving credit facility and had borrowing capacity of $45 million, after deducting outstanding letters of credit totaling $28 million. The Company also had $44.5 million of cash and temporary investments at March 31, 2004.

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

In addition, the agreement requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”) of $26 million for the twelve months ended March 31, 2004, increasing to $29 million for the year ending September 30, 2004 and $37 million for the year ending September 30, 2005.

The facility also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2005, we would classify any debt under the new credit facility as current, pursuant to Emerging Issues Task Force Issue 95-22, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse effect, and provides the lenders direct access to our cash receipts. We are in compliance with all requirements of the agreement at March 31, 2004.

In March 2004, the Company repaid the Term Debt under the facility in full. In addition, on February 26, 2004, the Company entered into the First Amendment to the Credit Agreement which, among other things, eliminated the minimum fixed charge coverage ratio and provided additional flexibility to our capital structure.

Our capital expenditures for the six months ended March 31, 2004 were $8.0 million, primarily for technology and productivity improvements. Capital expenditures in fiscal 2004 are not expected to exceed $18 million, including $4 million of technology investments (primarily an Enterprise Resource Planning system), with $4 million of expenditures related to normal replacement of factory equipment and $10 million related to productivity and packaging improvements.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of March 31, 2004.

	Expected Maturity Fiscal 2004	Expected Maturity Fiscal 2005
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	1,557,920	98,560
Weighted Average Contract Price (per cwt.)	$20.90	$21.23
Contract Amount	$32,559,000	$2,092,000
Weighted Average Fair Value (per cwt.)	$21.01	$21.15
Fair Value	$32,739,000	$2,085,000

Expected Maturity Fiscal 2005
Domestic Futures Contracts (short positions):
Contract Volumes (cwt.)	135,520
Weighted Average Contract Price (per cwt.)	$21.17
Contract Amount	$2,868,000
Weighted Average Fair Value (per cwt.)	$21.39
Fair Value	$2,899,000

	Expected Maturity Fiscal 2004	Expected Maturity Fiscal 2005
World Futures Contracts (long positions):
Contract Volumes (cwt.)	183,680	621,600
Weighted Average Contract Price (per cwt.)	$6.45	$6.65
Contract Amount	$1,184,000	$4,135,000
Weighted Average Fair Value (per cwt.)	$6.58	$6.65
Fair Value	$1,209,000	$4,131,000

Expected Maturity Fiscal 2004
World Futures Contracts (short positions):
Contract Volumes (cwt.)	324,800
Weighted Average Contract Price (per cwt.)	$6.63
Contract Amount	$2,154,000
Weighted Average Fair Value (per cwt.)	$6.40
Fair Value	$2,079,000

World Trading Positions (short positions):
Contract Volumes (cwt.)	224,000
Weighted Average Contract Price (per cwt.)	$6.30
Contract Amount	$1,410,000
Weighted Average Fair Value (per cwt.)	$6.49
Fair Value	$1,454,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

The information in the table below presents our natural gas futures positions outstanding as of March 31, 2004.

	Expected Maturity Fiscal 2004	Expected Maturity Fiscal 2005
Futures Contracts (net long positions):
Contract Volumes (mmbtu)	1,900,000	50,000
Weighted Average Contract Price (per mmbtu)	$4.73	$4.81
Contract Amount	$8,988,000	$241,000
Weighted Average Fair Value (per mmbtu)	$6.00	$6.02
Fair Value	$11,402,000	$301,000

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company filed a current report on Form 8-K on March 5, 2004 in connection with repayment of the Term Loan portion of the Credit Agreement and the First Amendment of the Senior Secured Credit Facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: May 11, 2004	By:	/s/ Darrell D. Swank
Darrell D. Swank
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.