Form 10-Q
period 2004-06-30
IMPERIAL SUGAR CO /NEW/
filed 2004-08-03
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes    ☒      No  ☐

As of August 2, 2004 there were 10,373,700 shares of common stock, without par value, of the registrant outstanding.

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	September 30, 2003
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$12,378	$6,246
Marketable Securities	1,733	2,280
Accounts Receivable, Net	61,688	66,074
Inventories:
Finished Products	75,921	89,558
Raw and In-Process Materials	65,995	70,125
Supplies	10,585	9,398

Total Inventory	152,501	169,081
Deferred Costs and Prepaid Expenses	9,656	9,813
Assets Held for Sale	1,640	3,783

Total Current Assets	239,596	257,277
Other Investments	2,118	10,455
Property, Plant and Equipment, Net	136,231	134,931
Other Assets	5,011	15,503

Total	$382,956	$418,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$65,178	$86,671
Short-Term Borrowings	—	3,097
Current Maturities of Long-Term Debt	2,049	26,525
Other Current Liabilities	40,439	40,516

Total Current Liabilities	107,666	156,809

Long-Term Debt, Net of Current Maturities	7,286	10,975
Deferred Income Taxes, Net	—	—
Deferred Employee Benefits and Other Liabilities	130,077	128,969
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 10,373,700 and 10,047,500 Shares Issued and Outstanding at June 30, 2004 and September 30, 2003	103,048	96,414
Retained Earnings	96,084	86,610
Accumulated Other Comprehensive Loss	(61,205)	(61,611)

Total Shareholders’ Equity	137,927	121,413

Total	$382,956	$418,166

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$229,574	$275,815	$695,187	$816,720

Cost of Sales	207,966	254,756	635,626	761,322
Selling, General and Administrative Expense	10,517	11,804	31,715	40,033
Discount on Receivables Sold to Securitization Affiliate	—	—	—	1,930
Depreciation and Amortization	3,608	5,006	10,346	13,653
Loss (Gain) on Asset Sales, Impairment and Other Costs	118	(324)	155	721

Total	222,209	271,242	677,842	817,659

Operating Income (Loss)	7,365	4,573	17,345	(939)
Interest Expense, Net	(977)	(1,242)	(3,923)	(3,273)
Change in Fair Value of Interest Rate Swaps	—	(96)	138	(706)
Costs Associated with Debt Repaid	—	—	—	(4,617)
Other Income, Net	268	317	1,016	1,532

Income (Loss) from Continuing Operations Before Income Taxes	6,656	3,552	14,576	(8,003)
Provision for Income Taxes	2,332	—	5,102	—

Income (Loss) from Continuing Operations	4,324	3,552	9,474	(8,003)
Income from Discontinued Operations	—	—	—	74,690

Net Income	$4,324	$3,552	$9,474	$66,687

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$0.42	$0.35	$0.93	$(0.80)
Income from Discontinued Operations	—	—	—	7.47

Net Income	$0.42	$0.35	$0.93	$6.67

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$0.40	$0.34	$0.88	$(0.80)
Income from Discontinued Operations	—	—	—	7.47

Net Income	$0.40	$0.34	$0.88	$6.67

Weighted Average Shares Outstanding	10,345,777	10,012,709	10,188,296	10,004,236

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
	(In Thousands of Dollars)
Operating Activities:
Net Income	$9,474	$66,687
Adjustments for Non-Cash and Non-Operating Items:
Reclassification Adjustment from Accumulated Other Comprehensive Income to Net Income	1,905	(4,520)
Change in Fair Value of Interest Rate Swaps	(138)	706
Cash Settlements on Derivative Instruments	(1,484)	1,853
Depreciation and Amortization	10,346	13,653
Loss (Gain) on Sale of Assets	155	(1,969)
Inventory Impairment	—	2,393
Write Off of Deferred Debt Costs	—	2,420
Gain on Sale of Discontinued Operations	—	(69,824)
Income from Discontinued Operations	—	(4,866)
Deferred Income Taxes	5,102	—
Other	2,256	835
Changes in Operating Assets and Liabilities:
Accounts Receivables	11,083	1,523
Inventories	16,580	(6,367)
Deferred Costs and Prepaid Expenses	296	(1,894)
Accounts Payable, Trade	(21,493)	6,744
Other Current Liabilities	(1,844)	4,356

Net Cash Provided by Continuing Operations	32,238	11,730
Net Cash Provided by Discontinued Operations	—	5,693

Net Cash Provided by Operating Activities	32,238	17,423

Investing Activities:
Capital Expenditures - Continuing Operations	(12,236)	(8,742)
Capital Expenditures - Discontinued Operations	—	(155)
Proceeds from Sale of Assets	2,453	7,042
Proceeds from Maturity of Securities	1,901	2,181
Investment in Marketable Securities	(1,395)	(1,943)
Proceeds from Sale of Discontinued Operations	—	139,941
Proceeds from Collection of Notes Receivable	13,081	—
Other	(180)	(3,255)

Investing Cash Flow	3,624	135,069

Financing Activities:
Short-Term Borrowings, Net	(3,097)	(2,107)
Revolving Credit Repayment, Net	—	(25,040)
Long-Term Debt Borrowings	—	28,016
Repayment of Long-Term Debt	(28,165)	(117,423)
Repurchase Accounts Receivable	—	(37,268)
Issuance of Common Stock	1,532	158

Financing Cash Flow	(29,730)	(153,664)

Increase (Decrease) in Cash and Temporary Investments	6,132	(1,172)
Cash and Temporary Investments, Beginning of Period	6,246	5,885

Cash and Temporary Investments, End of Period	$12,378	$4,713

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2004

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands of Dollars)
Balance September 30, 2003	10,047,500	$96,414	$86,610	$(61,611)	$121,413
Comprehensive Income:
Net Income	—	—	9,474	—	9,474
Change in Derivative Fair Value (1)	—	—	—	(1,484)	(1,484)
Change in Unrealized Securities Gains (1)	—	—	—	(15)	(15)
Recognition of Deferred Losses in Net Income (1)	—	—	—	1,905	1,905

Total Comprehensive Income	—	—	—	—	9,880

Tax Benefit from Realization of Deferred Tax Assets	—	5,102	—	—	5,102

Stock Options Exercised	326,200	1,532	—	—	1,532

Balance June 30, 2004	10,373,700	$103,048	$96,084	$(61,205)	$137,927

(1)	Tax effect of these items was zero.

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2004 AND 2003

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$4,324	$3,552	$9,474	$66,687
Deduct: Total stock-based employee compensation expense determined under fair value based method	(98)	(101)	(293)	(314)

Pro forma net income	$4,226	$3,451	$9,181	$66,373
Net income per share, Basic:
As reported	$0.42	$0.35	$0.93	$6.67
Pro forma	$0.41	$0.34	$0.90	$6.63
Net income per share, Diluted:
As reported	$0.40	$0.34	$0.88	$6.67
Pro forma	$0.39	$0.33	$0.85	$6.63

For purpose of estimating the fair value of options on their date of grant, the Black-Scholes option-pricing model was used with the following assumptions:

Expected stock price volatility	3.5 -6.5%
Risk-free interest rate	2.5 -4.2%
Expected life of options	5.0 years

Reclassifications

Certain amounts in the prior year presentation have been reclassified to be consistent with fiscal 2004.

2. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	June 30, 2004	September 30, 2003
Senior bank debt:
Revolving credit facility	$—	$—
Term loan	—	24,667
Industrial revenue bonds	1,500	3,680
Non-interest bearing notes	7,835	9,153

Total long-term debt	9,335	37,500
Less current maturities	2,049	26,525

Long-term debt, net	$7,286	$10,975

The senior bank debt is secured by substantially all of the Company’s assets and all subsidiaries of the Company are borrowers or guarantors under the facility. The agreement contains a financial covenant which requires maintenance of a minimum EBITDA level defined in the agreement. The Company is in compliance with this covenant as of June 30, 2004.

In the nine months ended June 30, 2004, the Company repaid in full the Term Loan portion of the Senior Debt. In addition, on February 26, 2004, the Company entered into the First Amendment to the Credit Agreement which, among other things, eliminated the minimum fixed charge coverage ratio and provided additional capital structure flexibility.

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

3. GAIN (LOSS) ON ASSET SALES, IMPAIRMENT AND OTHER COSTS

The Company had gains (losses) on asset sales, impairment and other costs, as follows (in thousands of dollars):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Gain (Loss) on Asset Sales:
Surplus Real Estate and Equipment	$(118)	$324	$(155)	$1,969
Impairment and Other Charges:
Impairment of Supplies Inventory - Sugar Land	—		—	(2,393)
Sugar Land Severance	—		—	(869)
Lease Obligations and Other	—	—	—	572

Total Gains (Losses) on Asset Sales, Impairment, and Other Costs	$(118)	$324	$(155)	$(721)

Changes in the accrued balance for future cash expenditures in conjunction with closing production facilities are summarized below (in thousands of dollars):

	Accrued Balance September 30, 2003	Nine Months Ended June 30, 2004	Accrued Balance at June 30, 2004
		Amounts Paid
Accrual for Cash Charges:
Severance	$90	$(36)	$54
Environmental Costs	1,439	(139)	1,300

Total	$1,529	$(175)	$1,354

4. CONTINGENCIES

The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position, or cash flows.

In conjunction with the closure of the Sugar Land, Texas refinery in December 2002, the refinery’s union filed three similar grievances alleging the Company owed unspecified severance benefits pursuant to the collective bargaining agreement. The Company contested the grievances and an arbitrator’s decision on the first grievance, announced in December 2003, agreed with the Company’s position and denied the grievance. The Company believes that the two remaining severance grievances are without merit and that the risk of loss in this matter is remote.

In May 2003, sugarbeet growers from the Torrington, Wyoming area filed a complaint for unspecified damages alleging breach of contract, anticipatory repudiation and breach of an implied covenant of fair dealing in connection with the Company’s sale of a beet processing facility to a third party in 2002. In September 2003, the Wyoming Federal District Court granted the Company’s motion to dismiss all counts of the plaintiffs’ complaint and overruled the growers’ motion for a rehearing. The growers filed an appeal of the court’s decision and the appeals court affirmed the trial court’s ruling in the Company’s favor. The Company believes these claims are without merit and that the risk of loss is remote.

In connection with the sales of the Diamond Crystal Brands (“DCB”) foodservice business and the beet factories described above, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. To date, no significant indemnity claims have been asserted and the Company does not believe any future claim, if asserted, would be material to the Company’s consolidated financial position, results of operations or cash flows.

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

5. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Income (loss) from continuing operations	$4,324	$3,552	$9,474	$(8,003)
Effect of assumed conversions	—	—	—	—

Adjusted income (loss) from continuing operations	4,324	3,552	9,474	(8,003)

Average shares outstanding	10,345,777	10,012,709	10,188,296	10,004,236
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	597,941	532,416	597,174	—

Adjusted average shares	10,943,718	10,545,125	10,785,470	10,004,236

Basic EPS from continuing operations	$0.42	$0.35	$0.93	$(0.80)

Diluted EPS from continuing operations	$0.40	$0.34	$0.88	$(0.80)

Income from discontinued operations	—	—	—	74,690

Effect of assumed conversions	—	—	—	—

Adjusted income from discontinued operations	—	—	—	74,690

Average shares outstanding	10,345,777	10,012,709	10,188,296	10,004,236
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	597,941	532,416	597,174	—

Adjusted average shares	10,943,718	10,545,125	10,785,470	10,004,236

Basic EPS from discontinued operations	$—	$—	$—	$7.47

Diluted EPS from discontinued operations	$—	$—	$—	$7.47

Basic net income	4,324	3,552	9,474	66,687

Effect of assumed conversions	—	—	—	—

Adjusted net income	4,324	3,552	9,474	66,687

Average shares outstanding	10,345,777	10,012,709	10,188,296	10,004,236
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	597,941	532,416	597,174	—

Adjusted average shares	10,943,718	10,545,125	10,785,470	10,004,236

Basic EPS from net income	$0.42	$0.35	$0.93	$6.67

Diluted EPS from net income	$0.40	$0.34	$0.88	$6.67

(1)	There were 44,000 securities excluded from the computation of diluted EPS for the three and nine months ended June 30, 2004 and 24,000 excluded for the three months ended June 30, 2003 as they were anti-dilutive.

During the nine months ended June 30, 2004, the Company granted options to purchase 67,000 shares of common stock at a weighted average price of $13.17 per share. The options vest over a three-year period and expire ten years after the date of grant. Options to purchase 326,200 shares of common stock with an average price of $4.70, were exercised during the nine months ended June 30, 2004, including options for 128,500 shares held by former employees.

6. DISCONTINUED OPERATIONS

The financial statements reflect the operating results of DCB and the operating results of beet processing facilities in Sidney, Montana, Torrington, Wyoming and Hereford, Texas, each of which was sold during fiscal 2003, as discontinued operations. No provision for income taxes on discontinued operations was recorded because of differences in the book and tax basis of the stock of DCB that was sold in December 2002.

In conjunction with the sale of Sidney, Torrington, and Hereford, $0.9 million was placed in escrow for a period of time after the sale. In January 2004, this escrow was released and the proceeds were used to repay debt.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

Nine Months Ended June 30, 2003
Net Sales	$54,342
Cost and Expenses	(48,981)
Depreciation	(794)
Loss on Sale of Assets	(4)

Operating Income from Discontinued Operations	4,563
Other Income	303
Provision for Income Taxes	—

Income from Discontinued Operations Before Gain	4,866
Gain on Disposal	69,824

Income from Discontinued Operations	$74,690

7. DERIVATIVES

The Company recognized gains of approximately $0.9 million in the nine months ended June 30, 2004, on natural gas hedge positions which no longer qualified for deferral accounting as “highly effective” under Statement of Financial Accounting Standards No. 133. As a result, hedge gains of $0.6 million were not available to offset higher physical gas costs in the third quarter and $0.3 million will not be available in the fourth quarter. Similarly, in the nine months ended June 30, 2003, the Company recognized $0.9 million of gains on derivatives which no longer qualified for deferral accounting.

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

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and nine months ended June 30, 2004 and 2003 were (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Pension Plans
Service Cost	$325	$(74)	$975	$2,331
Interest Cost	3,579	(103)	10,738	8,110
Expected Return on Plan Assets	(3,710)	241	(11,130)	(8,786)
Amortization of Prior Service Cost	26	3	77	9
Recognized Actuarial Loss	115	1	343	4

Total Net Periodic Benefit Costs	$335	$68	$1,003	$1,668

Postretirement Benefits Other than Pension Plans
Service Cost	$7	$29	$14	$87
Interest Cost	314	416	706	1,249
Amortization of Prior Service Cost	(299)	—	(549)	—
Recognized Actuarial Loss	107	5	215	14

Total Net Periodic Benefit Costs	$129	$450	$386	$1,350

Pension plan contributions, which are based on regulatory requirements, totaled $1.0 million and $1.3 million during the three and nine months ended June 30, 2004; contributions during the remainder of fiscal 2004 are expected to be approximately $5.4 million.

Plan assets of the Company sponsored defined benefit pension plans at June 30, 2003 (the most recent actuarial valuation date), were invested in marketable large cap equity investments. During fiscal 2004, the Company re-allocated plan assets to a target allocation of marketable securities in the following:

High Grade Debt	20%
Large Cap Equity	35%
Mid Cap Equity	20%
Small Cap Equity	20%
Hedge Fund	5%

The Company expects to re-allocate an additional 15% of plan assets from equities to fixed income funds (10%) and real estate funds (5%) by the end of the fiscal year.

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

Results of Operations

Three and Nine Months Ended June 30, 2004

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 95% of our net revenues.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in Millions of Dollars)
Net Revenues:
Sugar Sales	$215	$265	$660	$787
By-product Sales	11	9	25	21
Beet Seed Sales and Other Revenue	4	2	10	9

Net Revenues	$230	$276	$695	$817

Sugar sales volumes and prices were:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2004		2003		2004		2003
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	4,548	$25.04	5,713	$26.65	13,486	$25.74	16,325	$26.29
Consumer	2,285	31.73	2,528	31.84	7,125	32.29	8,007	31.86
Foodservice	905	31.29	1,047	31.06	2,623	31.80	3,317	30.95

Sugar Sales	7,739	$27.75	9,288	$28.56	23,234	$28.43	27,649	$28.46

Net revenues decreased 16.8% and 14.9% for the three and nine month periods ended June 30, 2004 compared to those same periods ended June 30, 2003, primarily as a result of overall decreased sales volumes and decreased industrial pricing. Sugar sales volume decreases of 16.7% and 16.0% for the three and nine month periods ended June 30, 2004 compared to those same periods in 2003 are primarily due to softness in an oversupplied market leading to increased competitive pressures, especially in the southeast consumer branded and industrial markets. Additionally, we rationalized our sales after the closure of the Sugar Land refinery in fiscal 2003. Somewhat lower domestic sugar consumption, caused by dietary trends, also contributed to lower sales volume. Decreases in industrial sugar sales significantly affect our business as they represent approximately 60% of our sugar sales. Industrial sales prices were down 6.0% and 2.1% for the three and nine month periods because of a shift in product mix, including a higher mix of world sugar sales, as well as lower domestic sales prices. Also, large domestic sugarbeet crops, along with lower domestic sugar consumption has resulted in a surplus of sugar in the market, putting downward pressure on current industrial prices, which we expect to continue.

Gross margin as a percentage of sales increased to 9.4% from 7.6% for the quarter ended June 30, 2004 versus 2003. The year-to-date periods for fiscal 2004 versus 2003 reflected a similar increase, with the gross margin improving to 8.6% from 6.8%. The increase in margin for these periods was primarily a result of lower raw materials costs and efficiencies gained in our cane refining operations as a result of the Sugar Land refinery closure. Raw cane sugar costs were $21.05 versus $21.88 per cwt for the quarter ended June 30, 2004 compared to 2003 and $21.20 versus $21.57 for the year-to-date periods. More efficient factory operations resulted in lower employee and materials costs at the beet factories during the current quarter while beet seed and by-product sales improved margins over prior year’s quarter as well. Additionally, the nine month period benefited from the recognition of a $0.6 million sales tax credit under an economic incentive agreement negotiated last year. These cost savings were offset by increases in natural gas costs. Sugar manufacturing is an energy intensive process and we purchase 4 to 5 million mmbtu of natural gas annually. Our average cost of natural gas, after applying gains and losses from hedging activity for the relevant gas delivery periods, increased to $5.27 per mmbtu from $3.57 per mmbtu in the quarter and to $5.30 from $3.67 in the year-to-date period. In an effort to mitigate energy costs from continued increases, we have maximized our use of coal and fuel oil and have purchased natural gas futures for approximately 86% of our expected natural gas needs for the fourth quarter of the fiscal 2004 at an average cost of $4.83 per mmbtu and approximately 14% of the first quarter of fiscal 2005 gas needs at $4.81 per mmbtu.

Selling, general and administrative expense decreased $1.3 million or 10.9% in the quarter and $8.3 million or 20.8% for the year-to-date period ended June 30, 2004, compared to the same periods for 2003. The decreases in the current year are related to a number of factors, including cost savings initiatives started by the Company last year which contributed to a decrease in compensation costs including salary and benefits, as well as a net decrease in pension/401k costs as a result of the pension freeze in the prior year. The Company also experienced decreased medical costs and bad debt expense, partially offset by increases in marketing and advertising costs. Additionally, professional service fees related to initiatives in the prior year to rationalize our business and restructure our capital requirements were $2.7 million higher in the fiscal 2003 period.

In connection with the decision to discontinue packaging and distribution in Sugar Land in 2003, we reduced the estimated remaining useful lives of certain facilities and equipment and recorded an additional $4 million of depreciation and amortization during the nine months ended June 30, 2003. There was no such charge in the same period ended June 30, 2004.

As a result of the items discussed above, operating income improved from $4.6 million for the quarter ended June 30, 2003 to $7.4 million for the quarter ended June 30, 2004. Operating income for the year-to-date period improved from a loss of $0.9 million in fiscal 2003 to income of $17.3 million in fiscal 2004. Operating income includes charges (credits) which affect comparability between periods as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(In Millions of Dollars)
Charges (Credits) Included in Operating Income:
(Gain)/Loss on Asset Sales, Impairment and Other Costs:
(Gain)/Loss on Asset Sales	$0.1	$(0.3)	$0.2	$(1.9)
Impairment and Other Costs	—	—	—	2.7
Discount on Receivables Sold (1)	—	—	—	1.9
Selling, General and Administrative Expense:
Severance Costs - Headquarters	0.1	—	0.7	0.8
Professional Fees and Expenses for Restructuring	0.1	0.3	0.3	3.0
Additional Depreciation	—	2.0	—	4.0

(1)	Discounts on receivables sold were incurred in connection with the Company’s accounts receivable securitization facility, which was terminated in December 2002 in connection with the refinancing of the senior bank debt.

The Company’s lower borrowing level in fiscal 2004 was the primary reason for the decrease in interest expense for the third quarter and offset the increases in the nine month period described below. Interest expense for the nine months increased during fiscal 2004 primarily due to a refund of approximately $2.1 million in the first quarter of the prior year from refinancing of the bank debt which was recorded as a reduction to interest expense; there was no such credit in the current year. Additionally, in the current year, the Company recorded an additional $0.7 million of interest expense related to a change in estimate of the remaining term of deferred debt costs due to the early payoff of the term debt. Finally, in fiscal 2004, the Company recorded decreased interest income (which is reported net in interest expense) of $0.5 million and $1.2 million for the respective quarter and year-to-date periods ended June 30, 2004 compared to 2003 due to Michigan Sugar’s early payoff of the seller note created in conjunction with the sale of Michigan Sugar.

The decrease in other income for the year-to-date period ended June 30, 2004 compared to 2003 relates to a credit related to the securitization facility, as well as the sale of surplus operating supplies in the first quarter of 2003.

We are not currently paying federal income taxes on our earnings as a result of net operating loss carryforwards from prior periods. However, we expect to begin paying cash taxes in the fourth quarter of fiscal 2004. No provision for income taxes was recorded in the fiscal 2003 three or nine month periods because the Company had a year-to-date loss after consideration of differences in the book and tax basis of the stock of DCB that was sold in December 2002.

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

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with a $140 million (subject to a borrowing base calculation) three-year revolving credit facility, including a $50 million sub-limit for letters of credit. At June 30, 2004 we had no outstanding borrowings under the revolving credit facility and had borrowing capacity of $76.6 million, after deducting outstanding letters of credit totaling $23.4 million. The Company also had $12.4 million of cash and temporary investments at June 30, 2004.

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

In addition, the agreement requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”) of $27 million for the twelve months ended June 30, 2004, increasing to $29 million for the year ending September 30, 2004 and $37 million for the year ending September 30, 2005.

The facility also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2005, we would classify any debt under the credit facility as current, pursuant to Emerging Issues Task Force Issue 95-22, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse effect, and provides the lenders direct access to our cash receipts. We are in compliance with all requirements of the agreement at June 30, 2004.

In March 2004, the Company repaid the Term Debt under the facility in full. In addition, on February 26, 2004, the Company entered into the First Amendment to the Credit Agreement which, among other things, eliminated the minimum fixed charge coverage ratio and provided additional flexibility to our capital structure.

Our capital expenditures for the nine months ended June 30, 2004 were $12.2 million, primarily for technology and productivity improvements. Capital expenditures in fiscal 2004 are expected to be approximately $18 million, including $4 million of technology investments (primarily an Enterprise Resource Planning system), with $4 million of expenditures related to normal replacement of factory equipment and $10 million related to productivity and packaging improvements.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of June 30, 2004.

	Expected Maturity Fiscal 2004	Expected Maturity Fiscal 2005
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	978,800	468,160
Weighted Average Contract Price (per cwt.)	$20.58	$20.89
Contract Amount	$20,149,000	$9,781,000
Weighted Average Fair Value (per cwt.)	$19.96	$20.85
Fair Value	$19,538,000	$9,762,000

Expected Maturity Fiscal 2005
Domestic Futures Contracts (short positions):
Contract Volumes (cwt.)	136,640
Weighted Average Contract Price (per cwt.)	$20.78
Contract Amount	$2,840,000
Weighted Average Fair Value (per cwt.)	$20.81
Fair Value	$2,843,000

World Futures Contracts (net long positions):
Contract Volumes (cwt.)	579,040
Weighted Average Contract Price (per cwt.)	$7.23
Contract Amount	$4,189,000
Weighted Average Fair Value (per cwt.)	$7.82
Fair Value	$4,526,000

World Trading Positions (short positions):
Contract Volumes (cwt.)	157,920
Weighted Average Contract Price (per cwt.)	$7.73
Contract Amount	$1,220,000
Weighted Average Fair Value (per cwt.)	$7.69
Fair Value	$1,214,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

The information in the table below presents our natural gas futures positions outstanding as of June 30, 2004.

	Expected Maturity Fiscal 2004	Expected Maturity Fiscal 2005
Futures Contracts (net long positions):
Contract Volumes (mmbtu)	780,000	50,000
Weighted Average Contract Price (per mmbtu)	$4.83	$4.81
Contract Amount	$3,768,000	$241,000
Weighted Average Fair Value (per mmbtu)	$6.16	$6.22
Fair Value	$4,807,000	$311,000

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In conjunction with the closure of the Sugar Land, Texas refinery in December 2002, the refinery’s union filed three similar grievances alleging the Company owed unspecified severance benefits pursuant to the collective bargaining agreement. The Company contested the grievances and an arbitrator’s decision on the first grievance, announced in December 2003, agreed with the Company’s position and denied the grievance. The Company believes that the two remaining severance grievances are without merit and that the risk of loss in this matter is remote.

In May 2003, sugarbeet growers from the Torrington, Wyoming area filed a complaint for unspecified damages alleging breach of contract, anticipatory repudiation and breach of an implied covenant of fair dealing in connection with the Company’s sale of a beet processing facility to a third party in 2002. In September 2003, the Wyoming Federal District Court granted the Company’s motion to dismiss all counts of the plaintiffs’ complaint and overruled the growers’ motion for a rehearing. The growers filed an appeal of the court’s decision and the appeals court affirmed the trial court’s ruling in the Company’s favor. The Company believes these claims are without merit and that the risk of loss is remote.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: August 2, 2004	By:	/s/ Darrell D. Swank
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