Form 10-K
period 2004-09-30
IMPERIAL SUGAR CO /NEW/
filed 2004-12-09
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2004

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

Common Stock, without par value

Warrants to Purchase Common Stock

Rights to Purchase Preferred Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2004, the last business day of registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ National Market on that date, was approximately $78 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

There were 10,378,700 shares of the registrant’s common stock outstanding on December 6, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for registrant’s 2005 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements regarding future market prices and margins, future energy costs, future operating results, sugarbeet acreage, operating efficiencies, future government and legislative action, future cost savings, future benefit costs, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I

ITEM 1.    Business

Overview

Imperial Sugar Company is one of the largest processors and marketers of refined sugar in the United States. We produce, package and distribute sugar at facilities located in California, Georgia, and Louisiana. For the year ended September 30, 2004, we sold approximately 32 million hundredweight, or cwt, of refined sugar.

We offer a broad product line and sell to a wide range of customers directly and through wholesalers and distributors. Our customers include retail grocers, foodservice distributors and industrial customers, principally food manufacturers. Our products include granulated, powdered, liquid and brown sugars marketed in a variety of packaging options (one pound packages to 100-pound bags and in bulk) under various brands (Dixie Crystals®, Holly®, Imperial®, Pioneer® and Spreckels®) or private labels. In addition, we produce selected specialty sugar products, including Savannah Gold™ (a premium-priced, free-flowing brown sugar), and specialty sugars used in confections and icings.

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

Since the beginning of fiscal 2002, we sold (1) our disposable meal kit business in December 2001, (2) our Michigan Sugar Company subsidiary in February 2002, (3) our Worland, Wyoming sugarbeet factory in June 2002, (4) our Sidney, Montana, Torrington, Wyoming and Hereford, Texas sugarbeet facilities in October 2002 and (5) a significant portion of our foodservice business in December 2002. We also discontinued our Sugar Land, Texas sugar refinery operations in December 2002 and the related packaging and distribution operations in June 2003. We took these actions and others to reduce our debt, to lower our working capital needs, to reduce our costs and to concentrate our resources in our most strategic regions of the Southeast, Southwest, Midwest and the West Coast. In connection with the Michigan Sugar Company sale, we have a multi-year agreement to market all refined sugar production from those facilities.

We also refinanced our senior bank debt and entered into a new $175 million credit facility in December 2002. During the second fiscal quarter of 2004, we repaid in full the term loan outstanding under the facility and entered into an amendment which, among other things, eliminated the minimum fixed charge coverage ratio and provided additional capital structure flexibility. In December 2004, we further amended the credit facility to provide up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustment) of senior secured revolving credit loans at lower rates and under terms that provide more capital structure flexibility and less restrictive covenants. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Cane sugar refineries like those we operate purify raw sugar to produce refined sugar. Operating results of cane sugar refineries are driven primarily by the spread between raw sugar and refined sugar prices and by the conversion costs of the refining process.

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

Government Regulation

Federal government programs have existed to support the price of domestic crops of sugarbeets and sugar cane almost continually since 1934. The regulatory framework that currently affects the domestic sugar industry includes the Farm Security and Rural Investment Act of 2002, otherwise known as the Farm Bill, which is effective through September 2008. The Farm Bill provides for loans on sugar inventories to first processors (i.e., raw cane sugar mills and beet processors), implements a tariff rate quota that limits the amount of raw and refined sugar that can be imported into the United States, and imposes marketing allotments on sugarbeet processors and domestic raw cane sugar producers except under certain circumstances. In addition, the North American Free Trade Agreement, or NAFTA, adopted in 1994, limits the amount of sugar that can be imported to and exported from Mexico. To date, NAFTA has had a lesser impact on the United States sugar market than the Farm Bill and its predecessor acts. However, NAFTA may have a greater impact on both demand and supply in the future. Please read “—Sugar Legislation and Other Market Factors.”

Domestic Demand

Domestic demand for refined sugar increased each year from 1986 through 2001 (after an earlier period in which sugar consumption declined due primarily to a switch by soft-drink manufacturers from refined sugar to high-fructose corn syrup), and the annual rate of growth over the five-year period ended September 30, 2001 has ranged from 1.5% to 2.0%. Domestic demand declined 0.5% in 2002, due primarily to increased imports of sugar containing products and sugar blends, and has remained relatively flat to slightly increasing since 2003 based on USDA publications. Other industry publications indicate that consumption has been decreasing somewhat since 2002.

Domestic Supply

Reduced demand in the early 1980s due primarily to the switch of soft drink manufacturers to high-fructose corn syrup was absorbed principally by capacity reductions in the cane sugar refining sector. Cane sugar refining capacity then remained relatively flat until 1998, when a competitor constructed a refinery in Florida with a rated annual capacity of approximately 10 million cwt. In December 2002, we closed our Sugar Land, Texas refinery and, in 2003, a competitor closed a domestic refinery operation, eliminating additional capacity. Growth in refined sugar demand during the last decade has been largely satisfied through increased beet sugar production and expansions to a number of existing beet sugar factories to allow for this increase in production. Recently, a competitor announced that it planned to expand in 2005 the Florida refinery built in 1998, which could impact our sales revenue in the Southeast region. Marketing allotments under the Farm Bill may affect future sugarbeet and sugar cane production. These allocations may also limit the amount of domestic raw sugar that is available for refining and may limit sugar available for sales. Please read “—Sugar Legislation and Other Market Factors.”

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

Our Products and Customers

Sugar Products

Imperial Sugar is one of the largest processors and marketers of refined sugar in the United States. Refined sugar is our principal product line and accounted for approximately 95% of our consolidated net sales for the year ended September 30, 2004. We produced approximately 85% of our refined sugar from raw cane sugar and 15% from sugarbeets in 2004 and market our sugar products to retail grocers, foodservice distributors and industrial food manufacturers by direct sales and through brokers.

We sell products directly through our sales force and through independent brokers. We maintain sales offices at our headquarters in Sugar Land, Texas and at our office in Port Wentworth, Georgia and at regional locations across the United States. We consider our marketing and promotional activities important to our overall sales effort and we advertise our brand names in both the print media and radio. We also distribute various promotional materials, including discount coupons and compilations of recipes. Our largest customer is Wal-Mart Stores, Inc. which accounted for 10.1% of our net sales in fiscal 2004.

A major objective of ours is to offer new, innovative products to the consumer and foodservice marketplace. As a category, sugar has not experienced as much packaging innovation as some other consumer categories, and we believe that we can increase our grocery market share as well as our margins by offering consumers value-added products that provide easier usage and storage of sugar products. To this end, we introduced four new products to retailers at the end of fiscal 2004 and plan to develop and introduce more products in the future. We also plan to add to our portfolio of products offered to foodservice distributors with particular emphasis on packaging innovation.

Retail Grocery Sales—We produce and sell granulated white, brown and powdered sugar to grocery customers in packages ranging from one-pound packages to 25-pound bags. Retail packages are marketed under the trade names:

• Dixie Crystals®	• Pioneer®

• Holly®	• Spreckels®

• Imperial®

Retail packages are also sold under retailers’ private labels, generally at prices lower than those for branded sugar. Core markets for our branded sugar and private label products include the Southeast, Southwest and Midwest United States. Our primary business strategy is to seek to capitalize on our well-known brands to increase sales of our higher-margin branded products as a percentage of total grocery sales. Sales of refined sugar products to retail grocery customers accounted for approximately 34% of our refined sugar sales revenue in fiscal 2004. Of sales made to retail grocery customers in the year ended September 30, 2004, approximately 29% were of our own brands while 71% were sold as private label.

Industrial Sales—We produce and sell refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers purchase sugar for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts with terms of one year or less. Industrial sales generally provide lower margins than grocery and foodservice sales. For the year ended September 30, 2004, our sales of refined sugar products to industrial customers accounted for approximately 53% of our refined sugar sales revenue.

We also produce specialty sugar products and sell them to industrial customers. Specialty sugar products accounted for 5% of industrial sales in fiscal 2004. Specialty sugar products include:

•	Savannah Gold™ (a premium-priced, free flowing brown sugar marketed primarily to industrial customers)

•	edible molasses

•	syrups

•	specialty sugars used in confections, fondants and icings.

Foodservice Sales—We sell a variety of sugar products (including granulated, powdered and brown sugar) in package sizes ranging from one-pound packages to 100-pound bags to foodservice distributors who in turn sell those products to restaurants and institutional foodservice establishments. For the year ended September 30, 2004, our sales of refined sugar products to foodservice distributors accounted for approximately 13% of our refined sugar sales revenue. Under terms of our sale of a significant portion of our foodservice business in December 2002, we have agreed not to sell individual servings of sugar and certain non-sugar products for a period of five years following the closing date of that sale.

By-Products

We sell by-products from our beet sugar processing, principally beet pulp and molasses, as livestock feeds to dairymen, livestock feeders and livestock feed processors. The major portion of the beet pulp and molasses produced from sugarbeet operations is sold during and shortly after the sugar-making campaigns. By-products from beet sugar processing are marketed primarily in the United States and accounted for approximately 4% of net revenues for the year ended September 30, 2004. By-product markets are highly competitive because of the availability and pricing of by-products of other sugarbeet processors and corn wet millers, as well as other livestock feeds and grains. The market price of our by-products relative to the price of competitive feeds and grains is the principal competitive determinant. Among other factors, the weather and seasonal abundance of such feeds and grains may affect the market price of by-products.

Beet Seed

We also develop, produce and market commercial seed to beet growers under contract to us as well as to growers under contract to grow for other sugarbeet processors. Our beet seed operations are conducted primarily in Sheridan, Wyoming. For the year ended September 30, 2004, beet seed sales accounted for 1% of our net revenues.

Operational Facilities

We own and operate two cane sugar refineries and two sugarbeet factories. Each facility has packaging and distribution capabilities, is served by adequate transportation and is maintained in good operating condition. The following table shows the location, capacity and production of each of our cane sugar refineries and sugarbeet factories:

Cane Sugar Refineries	Approximate Daily Melting Capacity (cwt)	Fiscal 2004 Production (cwt)
Port Wentworth, Georgia	63,000	15,374,000
Gramercy, Louisiana	46,000	11,726,000

Total	109,000	27,100,000

Beet Sugar Factories	Approximate Daily Slicing Capacity (Tons of Sugarbeets)	Fiscal 2004 Production (cwt)
Brawley, California	9,000	2,829,000
Mendota, California	4,200	2,301,000

Total	13,200	5,130,000

We also operate a packaging and distribution center in Tracy, California and a distribution facility in Ludlow, Kentucky and we contract for throughput and storage at a number of warehouses and distribution stations, including a major distribution center in Houston, Texas.

Raw Materials and Processing Requirements

Raw Cane Sugar

We currently purchase raw cane sugar from domestic sources of supply located in Louisiana and Florida, as well as from various foreign countries. The availability of foreign raw cane sugar for domestic consumption is determined by the import quota level designated by applicable regulation. Of the raw sugar purchased in fiscal 2004 approximately 42% was through long-term contracts with raw sugar producers; 45% was under annual contracts with sugar producers or sugar traders; and 13% was on a spot basis. In fiscal 2004 we purchased all of our raw sugar needs for our Port Wentworth, Georgia refinery under annual or spot contracts with producers and traders and we expect this pattern to continue in 2005. Substantially all of the raw sugar needs for our Gramercy, Louisiana refinery is supplied by local producers under a three-year contract with an association representing these producers that expires on September 30, 2005.

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

Historically, the majority of our industrial sales are under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts.

We have access to approximately 300,000 short tons of aggregate raw sugar storage capacity, including 220,000 short tons of storage capacity at our Port Wentworth, Georgia refinery. At Port Wentworth, we have the capability to segregate our raw sugar inventory, which allows us to store bonded sugar. Bonded sugar is sugar that is not entered at the time of arrival, but stored in a bonded warehouse under federal customs service regulations for entry at a later time.

Sugarbeets

We purchase sugarbeets for our two California beet processing facilities from independent growers under contracts, the form of which is negotiated periodically with an association representing the growers. We contract for acreage prior to the planting season based on estimated demand, marketing strategy, expected impact of marketing allotments, processing capacity and historical crop yields.

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

Energy

Sugar manufacturing is an energy intensive process. The primary fuel we use is natural gas, although we also use coal in Brawley, California and Port Wentworth, Georgia. We generate a substantial portion of the electricity used at our refineries and factories. In addition, we have the equipment to use fuel oil at certain locations both as an alternative energy source when the price is more attractive and as a backup to natural gas in the event of curtailment of gas deliveries. In fiscal 2004 we used approximately 4.2 million mmbtu of natural gas, 2.5 million mmbtu of coal and 0.7 million mmbtu of fuel oil and anticipate that similar levels of these energy sources will be used in fiscal 2005.

We typically purchase natural gas and coal supplies under contracts for terms of one year or more that do not contain minimum quantity requirements. Pricing of natural gas generally is indexed to a spot market index and we use financial tools such as futures, options, swaps and caps in an effort to stabilize the price for gas purchases under indexed contracts. Coal is available in abundant supply domestically and we are able to purchase coal competitively. Natural gas prices in fiscal 2004 were significantly higher than in the prior year. Energy prices are expected to be significantly higher in fiscal 2005 than in fiscal 2004.

Other Raw Materials

We use foundry coke and limestone at our Brawley, California beet sugar factory. We generally purchase coke under contracts with one to three-year terms and use rail transportation to deliver the coke to factories.

Domestic coke supplies may become tighter due to environmental restrictions; however, we have the option of converting existing coke-fired equipment to natural gas should the availability and economics of coke so dictate. The price of coke has risen recently and we expect to pay higher prices in 2005.

Seasonality

Sales of refined sugar are somewhat seasonal, normally increasing during the third and fourth fiscal quarters because of increased demand of various food manufacturers and processors. Shipments of specialty products (brown and powdered sugar) increase in the first fiscal quarter due to holiday baking needs. Our second fiscal quarter ending March 31 historically has experienced lower revenues and earnings than our other fiscal quarters as a result of reduced demand for refined sugar, margin reduction from product mix changes and lower absorption of fixed costs of our cane refineries, as well as reduced inventories of refined sugar produced from sugarbeets in the period prior to the commencement of the seasonal sugarbeet campaign.

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

Farm Bill

The Farm Bill has three important aspects:

•	Non-recourse Loan Program. The Farm Bill provides for a loan program (continued from predecessor acts) covering sugar cane and sugarbeet crops during the 2002 to 2008 period. The program authorizes the Commodity Credit Corporation, or CCC, a federally owned and operated corporation within the U.S. Department of Agriculture, or USDA, to extend loans to first-processors of domestically grown sugar cane and sugarbeet crops secured by sugar inventories from current year crop production at rates of approximately 18 cents per pound for raw cane sugar and 22.9 cents per pound for refined beet sugar. CCC loans are non-recourse and mature the earlier of nine months after the date of the loan or September 30 each year. The program provides price support to the first-processor by effectively enabling the sale of raw cane sugar and refined beet sugar by forfeiture of the collateral at the respective loan rates in the event that the market prices drop below the loan-advance levels.

•	Tariff-rate Quota System. The tariff-rate quota, or TRQ, element of the Farm Bill limits the amount of raw and refined sugar that can be imported into the United States, subject to a minimum amount mandated under the General Agreement on Tariffs and Trade (currently 1.278 million short tons), by imposing a tariff, currently $17.60 per cwt, on over-quota sugar that makes its import uneconomical. The government administers the program by adjusting duties and quotas for imported sugar to maintain domestic sugar prices at a level that discourages loan defaults under the non-recourse loan program. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar.

•	Marketing Allotments. The Farm Bill provides that marketing allotments on sugarbeet processors and domestic raw cane sugar producers who supply raw sugar may be imposed by the USDA but that these allotments may be removed if imports of raw sugar exceed 1.532 million short tons. Marketing allotments can have the effect of reducing the amount of domestic sugar that is available for marketing and strengthening sugar prices. Marketing allotments were in force in fiscal 2004 and continue to be in force for fiscal 2005. The USDA can adjust allotments to meet changing market situations.

The Farm Bill requires that the USDA operate its non-recourse sugar loan program so as to avoid forfeiture of sugar to the CCC to the maximum extent possible, although small amounts of sugar were forfeited by certain producers in 2004. To this end, the USDA has the authority to accept bids from sugar cane and sugarbeet processors to obtain raw cane sugar or refined beet sugar in CCC inventory in exchange for reduced production of raw cane sugar or refined beet sugar. This payment-in-kind authority, if employed by the USDA, effectively moves inventories of CCC-owned sugar back into the market without increasing overall supply.

Free Trade Initiatives

The North American Free Trade Agreement, or NAFTA, contains provisions that allow Mexico to increase its raw or refined sugar exports to the United States to 275,576 short tons raw value by 2007, if Mexico is projected to produce a net surplus of sugar. In October 2008, NAFTA sugar duties and quotas expire and sugar may be freely traded between the United States and Mexico. The NAFTA sugar agreement currently is under renegotiation by the governments of the United States and Mexico and Mexican access to the United States market could be greater in future periods.

In addition to NAFTA, a number of other trade initiatives and negotiations involving the Americas and other quota holding countries are evolving. In the past year, the United States signed (subject to Congressional ratification) free trade agreements with certain Central American producers and the Dominican Republic, which has evolved into the Central American Free Trade Agreement, or CAFTA. The United States has also negotiated a trade agreement with Australia and is currently negotiating the Free Trade Agreement of the Americas, and other agreements with countries in the Andean pact, South African Customs Union, Panama, Mercosur, Thailand and others. The agreements cover many trade issues between the United States and these countries, with sugar being an important subject in all of the negotiations. Although the Australian agreement did not include additional sugar imports to the United States, CAFTA would, if ratified, initially add approximately 100,000 short tons and additional access may be included in some or all of the other agreements. (The United States government recently announced that it would remove the Dominican Republic from CAFTA due to the recent imposition of taxes on certain non-sugar products by the Dominican Republic.) In addition, a World Trade Organization round of negotiations is in progress. While the impact of these negotiations is unknown at this time, they could provide for additional sugar access into the United States. The domestic sugar industry has opposed these agreements as the amount of sugar allowed access may exceed the growth in domestic sugar demand with the result that additional supplies could result in a reduction of domestic prices for refined sugar and in the amount of domestic sugar that could be sold. We cannot yet determine the impact, if any, on the domestic sugar industry and our sugar business should one or more of these trade initiatives become effective.

Environmental Regulation

Our operations are governed by various federal, state and local environmental regulations and these regulations impose effluent and emission limitations, and requirements regarding management of water resources, air resources, toxic substances, solid waste, and emergency planning. We make application for environmental permits required under federal, state and local regulations and we have obtained or have filed for environmental permits as required in California, Florida, Georgia, Louisiana and Texas.

Remediation

The soil and ground water at our Mendota, California facility has been found to have elevated concentrations of salts. In the mid-1990’s, we developed a prevention plan to install a clay cap on the area of concern and to treat the affected ground water. The prevention plan will be accomplished over a 20- to 30-year period, and we have recorded a $1.0 million liability for the present value of the estimated future costs to install the cap in accordance with the plan established with local authorities.

As a result of the cessation of sugar production at our facilities in Clewiston, Florida, Hamilton City, California, Sugar Land, Texas and Tracy, California, we expect that we will be required to incur costs to remediate certain production areas, including possibly the removal of material from former production settling ponds in accordance with waste discharge requirements. Additional expenditures also may be required to comply with future environmental protection standards, although the amount of any further expenditures cannot be fully estimated. We have recorded a liability of $1.3 million based on management’s estimates of the remediation costs likely to be incurred in connection with remediating these production areas.

Research

We operate research and development centers in Sugar Land, Texas and Port Wentworth, Georgia where we conduct research relating to:

•	manufacturing process technology

•	factory operations

•	food science

•	new product development.

In Port Wentworth, we operate a pilot plant where we have developed sugar products co-crystallized with other flavors such as honey. We market the co-crystallized specialty products produced at the pilot plant.

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

Employees

At November 30, 2004, we employed 1,172 year-round employees. In addition, we employ approximately 200 seasonal employees over the course of a year in our California sugarbeet operations. Our Port Wentworth, Georgia refinery employs non-union labor. Substantially all of the employees at our other plants are covered by collective bargaining agreements which expire in February 2005 in Louisiana and March 2007 in California.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on our web site located at www.imperialsugar.com as soon as reasonably practicable after we file or furnish these reports electronically with the SEC.

ITEM 2.    Properties

We own each of our cane sugar refineries, sugarbeet factories, beet seed processing facility, our packaging and distribution facility in Tracy, California, and our corporate headquarters in Sugar Land, Texas. We operate a distribution facility in Kentucky, and contract for throughput and storage at a number of warehouses and distribution stations. We own additional acreage at our refineries and factories that is used primarily for settling ponds and as buffers from nearby communities or is leased as farm and pasture land. Certain of these properties are subject to liens securing our bank debt. We are actively marketing the real estate for our former Clewiston, Florida refinery, Hamilton City, California factory and our Sugar Land, Texas refinery site. Please read “Item 1. Business—Operational Facilities.”

ITEM 3.    Legal Proceedings

We are a party to litigation and claims that are normal in the course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not materially and adversely affect our consolidated results of operations, financial position or cash flows.

In accordance with our plan of reorganization, we are working to resolve four remaining disputed claims of our pre-petition trade creditors in the U.S. Bankruptcy Court for the District of Delaware. We expect that these remaining claims will be resolved during fiscal 2005. As we resolve disputed claims, we are distributing to the remaining pre-petition trade creditors cash or common stock as provided under the plan of reorganization.

In conjunction with the closure of the Sugar Land, Texas refinery in December 2002, the refinery’s union filed three similar grievances alleging that we owed unspecified severance benefits pursuant to the collective bargaining agreement. We contested the grievances, and an arbitrator’s decision on the first grievance, announced in December 2003, agreed with our position and denied the grievance. The time for appeal of this decision has expired. We believe that the two remaining severance grievances are without merit and that the risk of loss in this matter is remote. We are also involved in litigation with two ex-employees who asserted contract and severance claims subsequent to their departure from the Company. We believe that the risk of material loss in these matters is remote.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age and position of our executive officers as of December 6, 2004. Our by-laws provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the earlier of the officer’s death, resignation or removal by the Board of Directors.

Name	Age	Positions
Robert A. Peiser	56	President and Chief Executive Officer
Paul Durlacher	52	Executive Vice President and Chief Operating Officer
T. Kay Hastings	42	Senior Vice President—Human Resources
Patrick D. Henneberry	50	Senior Vice President—Commodities
William F. Schwer	57	Senior Vice President, Secretary and General Counsel
Darrell D. Swank	41	Senior Vice President and Chief Financial Officer
H.P. Mechler	51	Vice President—Accounting and Finance
J. Eric Story	41	Vice President and Treasurer

Mr. Peiser became President and Chief Executive Officer in April 2002. Prior to joining Imperial, Mr. Peiser served as Chairman and Chief Executive Officer of Vitality Beverages, Inc. of Tampa, Florida, a privately owned beverage company, from July 1999 to February 2002.

Mr. Durlacher joined Imperial as Executive Vice President and Chief Operating Officer in September 2004. Mr. Durlacher was a management consultant from May 2003 to September 2004, and served as president and chief executive officer of Maplehurst Bakeries, an Indiana producer of cakes, pies, donuts, breads and other similar items from July 1999 to May 2003. During the previous 10 years, he served in various executive management positions, including chief financial officer and chief operating officer, for Interbake Foods, a manufacturer of cookies, crackers and other baked goods.

Ms. Hastings joined the Company as Senior Vice President—Human Resources in June 2003. Prior to joining Imperial, she served as Senior Vice President-Human Resources for Big V Supermarkets/Shoprite, a privately held grocery chain and member of the Wakefern Food Cooperative, from 1999 to 2002. From 1997 to 1999, Ms. Hastings held domestic and international management roles as Director of Training and Special Projects with Hechinger Investment Company and with Wal Mart International-Mexico.

Mr. Henneberry joined Imperial as Senior Vice President—Commodities in July 2002. Prior to joining Imperial, he was employed by Louis Dreyfus Corporation a commodities trading firm from 1984 to 2002. His more recent positions with Louis Dreyfus were: Vice President, Alcohol Division September 2001 to July 2002, Vice President, Louis Dreyfus eBusiness Ventures from May 2000 to March 2002 and Executive Vice President, Louis Dreyfus Sugar Company from April 1996 to April 2000.

Mr. Schwer became Senior Vice President in July 1999 and served as Managing Director from October 1995 to July 1999, and General Counsel since 1989. He also served as Senior Vice President from 1993 to 1995. Mr. Schwer joined Holly Sugar Corporation, which we acquired in 1988, as Assistant General Counsel in that year.

Mr. Swank joined Imperial as Senior Vice President and Chief Financial Officer in September 2002. Prior to joining Imperial, he served as Executive Vice President, Chief Financial Officer and Corporate Secretary of Purina Mills, Inc., a leading branded consumer and agricultural feed manufacturer in the U.S. from April 1998 to February 2002. Before Purina Mills, Inc., Mr. Swank was the Chief Financial Officer of Koch Agriculture, a division of Koch Industries, Inc.

Mr. Mechler became Vice President—Accounting and Finance in February 2003 and was Vice President—Accounting from April 1997 to February 2003. Mr. Mechler had been Controller since joining Imperial in 1988.

Mr. Story was promoted to Vice President and Treasurer in September 2004 and previously served as Treasurer of the Company since February 2003. He joined Savannah Foods & Industries, Inc. in 1987, which we acquired in 1997, and has held a number of finance and accounting positions within both Savannah Foods & Industries and Imperial. He became corporate controller for Savannah in 1994 and director of planning and analysis for Imperial in 2002.

Prior to February 2003, the senior vice presidents noted above were executive vice presidents.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of

Equity Securities

Market Price of Common Equity and Related Shareholder Matters

Our common stock currently is listed on the NASDAQ National Market System under the symbol “IPSU”. As of December 6, 2004, there were approximately 2,000 shareholders of record of our common stock.

The following table contains information about the high and low sales price per share of our common stock for fiscal years 2004 and 2003. Shares of our common stock traded on the OTC Bulletin Board until October 16, 2003 when the common stock began trading on the NASDAQ National Market System. Information about OTC bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Market prices since April 16, 2003 are closing prices as reported by NASDAQ.

	Sales Price
Three months ended	High	Low
Fiscal 2003
December 31, 2002	$5.01	$1.11
March 31, 2003	6.40	5.06
June 30, 2003	10.60	6.01
September 30, 2003	11.40	7.03

Fiscal 2004
December 31, 2003	$14.31	$9.64
March 31, 2004	14.80	11.35
June 30, 2004	13.80	11.30
September 30, 2004	14.65	13.30

On August 29, 2001, Imperial Sugar’s plan of reorganization became effective. Under the plan of reorganization, an aggregate of 10,000,000 shares of common stock were issued to persons who were common shareholders and creditors of Imperial Sugar immediately prior to effectiveness of the plan of reorganization. As of December 6, 2004, 282,278 shares of common stock were not yet distributed pursuant to the plan of reorganization pending finalization of certain claims. Pursuant to the plan of reorganization, warrants expiring in August 2008 to purchase an aggregate of 1,111,111 shares of Imperial Sugar’s common stock at $31.89 per share were issued to persons who were common shareholders of Imperial Sugar immediately prior to effectiveness of the plan of reorganization. The warrants trade on the NASDAQ National Market System under the symbol “IPSUW”.

Dividend Policy

Our current credit agreement limits the payment of dividends, other than dividends payable solely in our capital stock, if our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit), after adjustment on a pro forma basis for such payment, is less than $20 million. On December 7, 2004 our Board of Directors instituted a regular quarterly dividend and declared a cash dividend on shares of our common stock of $0.05 per share, payable January 26, 2005 to shareholders of record on January 12, 2005. The determination to declare or pay future dividends out of funds legally available for that purpose will be at the discretion of our board of directors and will depend on our future earnings, results of operations, financial condition, capital requirements, any future contractual restrictions and other factors our Board of Directors deems relevant.

ITEM 6.    Selected Financial Data

The following selected consolidated financial information is derived from the consolidated financial statements of Imperial Sugar for periods both before and after emerging from bankruptcy protection in August 2001. This consolidated financial data should be read in conjunction with our consolidated financial statements including the related notes, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

The consolidated statements of operations information for the periods ended September 30, 2004, 2003, 2002 and 2001 and the consolidated balance sheet information at September 30, 2004, 2003, 2002 and 2001 reflect our financial position and operating results after the effect of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Law” (“SOP 90-7”). Accordingly, such financial information is not comparable to our historical financial information before August 29, 2001.

Selected financial data for the last six periods is as follows (in thousands of dollars, except per share data):

	Successor Company				Predecessor Company
	Year Ended September 30,			Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001(2)	Year Ended September 30, 2000
	2004	2003(1)	2002
For the Period:
Net Sales	$963,641	$1,110,811	$1,104,904	$114,934	$1,198,771	$1,505,346
Operating Income (Loss)	23,497	7,968	23,487	(4,681)	(53,028)	(42,106)
Income (Loss) Before Cumulative Effect and Discontinued Operations	14,964	1,967	(1,271)	(7,590)	(334,138)	(48,674)
Net Income (Loss)	14,964	76,657	16,417	(6,464)	(316,340)	(34,677)
Per Share Data:
Basic Income (Loss) per Share:
Before Cumulative Effect and Discontinued Operations	$1.46	$0.20	$(0.13)	$(0.76)	$(10.31)	$(1.51)
Net Income (Loss)	1.46	7.66	1.64	(0.65)	(9.76)	(1.07)
Diluted Income (Loss) per Share:
Before Cumulative Effect and Discontinued Operations	$1.38	$0.19	$(0.13)	$(0.76)	$(10.31)	$(1.51)
Net Income (Loss)	1.38	7.44	1.64	(0.65)	(9.76)	(1.07)
Cash Dividends Declared per Share	—	—	—	—	—	—
At Period End:
Total Assets	$415,810	$418,166	$444,600	$521,207		$1,060,269
Long-term Debt-Net	6,707	10,975	148,878	226,779		20,000 (3)
Total Shareholders’ Equity	176,201	121,413	98,260	79,657		318,601

(1)	Net income includes a gain on sale of discontinued operations of $69.8 million.
(2)	Includes fresh start adjustments aggregating $453.2 million and reorganization costs totaling $19.7 million.
(3)	At September 30, 2000, substantially all of our long-term debt was reclassified to current.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. This discussion should be read in conjunction with information contained in the consolidated financial statements and the related notes thereto.

Overview

Imperial Sugar Company is one of the largest processors and marketers of refined sugar in the United States. We produce, package, and distribute sugar at facilities in California, Georgia, and Louisiana. We operate in a single domestic business segment, which produces and sells refined sugar and related products. Revenues, volumes, costs and expenses of discontinued operations have been segregated from continuing operations in the Consolidated Statements of Operations and in the following discussion and analysis of results of operations.

Our results of operations substantially depend on market factors, including the demand for and price of refined sugar, the price of raw cane sugar, the quantity and quality of sugarbeets available to us, and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar and the marketing of refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries. Please read “Item 1. Business—Sugar Legislation and Other Market Factors” and “—Competition” and “—Overview of the Sugar Industry.”

Weather conditions during the growing, harvesting and processing seasons, the availability of acreage to contract for sugarbeets, as well as the effects of crop diseases and insects, may materially affect the quality and quantity of sugarbeets available for purchase as well as the costs of raw materials and processing. Please read “Item 1. Business—Raw Materials and Processing Requirements.”

Results of Operations

Fiscal Year Ended September 30, 2004

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Net revenues decreased by 13% in fiscal 2004 compared to fiscal 2003, primarily as a result of decreased sales volumes and lower industrial prices.

	Fiscal Year Ended September 30,
	2004	2003
	(in Millions of Dollars)
Net Revenues:
Sugar Sales	$915	$1,070
By-product Sales	36	30
Beet Seed Sales and Other Revenue	13	11

Net Revenues	$964	$1,111

Sugar sales comprised approximately 95% of our net revenues in fiscal 2004 and 2003. Sugar sales volumes and prices were:

	Fiscal Year Ended September 30,
	2004		2003
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	18,911	$25.89	22,561	$26.40
Consumer	9,680	32.19	10,675	32.03
Foodservice	3,605	31.68	4,263	31.09

Sugar Sales	32,196	$28.43	37,499	$28.53

A decline in overall sugar sales in fiscal 2004 led to the decrease in net revenues. Volume decreased by 14.1% in fiscal 2004, primarily as a result of softness in an oversupplied market leading to increased competitive pressures, especially in the southeast consumer branded and industrial markets. In many instances, we chose not to pursue industrial sales at very low prices. Additionally, we rationalized our sales after the closure of the Sugar Land refinery in fiscal 2003. Somewhat lower domestic sugar consumption also contributed to lower sales volume. Prices for the period decreased on an overall basis by $0.10 per cwt, or 0.4%. A surplus of sugar on the market, primarily as a result of large domestic sugarbeet crops and lower domestic consumption resulted in a decrease in industrial prices in fiscal 2004 compared to fiscal 2003. We expect this trend in domestic industrial prices to continue in fiscal 2005. Decreases in industrial sugar sales significantly affect our business as they represent more than half of our sugar sales. Industrial sales prices were down 1.9% for fiscal 2004 because of lower domestic sales prices and to a lesser extent, a shift in product mix, including a higher mix of world sugar sales which are made at lower sales prices.

Our gross margin improved to 8.2% of sales in fiscal 2004 compared to 7.3% in fiscal 2003, primarily due to lower raw material costs and efficiencies gained in our cane refining operations, which offset higher energy costs and lower sales prices. Our cost of raw cane sugar, which is the raw material for 85% of our sugar sales, decreased from $21.60 per cwt (on a raw market basis) in 2003 to $21.29 per cwt in 2004, or 1.4%. Sugarbeets are purchased from growers under contracts which relate the cost of beets with the average selling prices of sugar, effectively sharing a fixed percentage of the final sales price. Thus, sugarbeet costs decreased in fiscal 2004 proportionate with the decreased sales price. The closure of our Sugar Land refinery in 2003 reduced costs and accounted for a 1.9% improvement in the gross margin percentage in fiscal 2004. On a comparable refinery basis, manufacturing costs were up due to increased fuel prices.

Our sugar manufacturing operations are an energy intensive process, consuming approximately 7.5 million mmbtu annually. While we utilize coal and fuel oil in a portion of our operations, natural gas provided the majority of the energy for our plants. We purchase over 4 million mmbtu of natural gas annually and our average cost, after hedging activity, increased to $5.38 per mmbtu in fiscal 2004 compared to $3.82 per mmbtu in 2003. We were able to mitigate some of the impact of the increase in natural gas costs by switching to less expensive alternate fuels where possible. Energy costs have continued to rise and we expect them to be a larger part of our costs in fiscal 2005. As of November 30, 2004 we had purchased or hedged approximately 59% of our anticipated natural gas requirements for fiscal 2005. If the remaining 41% were purchased at the traded futures prices on that date, our natural gas costs in 2005 would increase approximately $1.97 per mmbtu. The costs of our other energy sources have also increased. We have contracted for our coal supplies for 2005 of approximately 2.5 million mmbtu, at rates that are $1.53 per mmbtu higher than fiscal 2004. If we were to purchase the remaining uncontracted portion of our anticipated energy requirements at prices equal to the prevailing futures market prices on November 30, 2004, our fiscal 2005 energy costs, including previously priced amounts, would be approximately $12 million higher than in fiscal 2004.

Selling, general and administrative expense for fiscal 2004 decreased $11.4 million or 21.8% from fiscal 2003, primarily attributable to decreased compensation costs, lower benefits expenses and prior year charges for restructuring our capital requirements. Compensation costs decreased $4.7 million in the current year as a result of reduced staffing levels and a number of open positions for a majority of the year. Medical, pension and other benefits costs were $4.0 million less than fiscal 2003 primarily as a result of plan changes and decreased staffing levels. Professional service fees were $2.7 million lower than the prior year related to initiatives in fiscal 2003 to rationalize our business and restructure our capital requirements. The company also experienced decreased bad debt expenses, which were offset by increases in advertising costs and recruiting fees and expenses in fiscal 2004. We expect that selling, general and administrative costs will increase in fiscal 2005 as a result of filling key staffing vacancies, higher pension and medical costs, as well as anticipated increases in marketing spending.

In connection with the decision to discontinue packaging and distribution in Sugar Land in fiscal 2003, we reduced the estimated remaining useful lives of certain facilities and equipment and recorded an additional $4 million of depreciation and amortization during fiscal 2003. There was no such charge in fiscal 2004. The increase in depreciation exclusive of this charge is related to increased capital expenditures.

As a result of the items discussed above, operating income improved to $23.2 million for the year ended September 30, 2004 from $8.0 million for the year ended September 30, 2003. Operating income includes charges (credits) which affect comparability between periods as follows:

	Fiscal Year Ended September 30,
	2004	2003
	(in Millions of Dollars)
Charges (Credits) Included in Operating Income:
Loss (Gain) on Asset Sales, Impairment and Other Costs:
Loss (Gain) on Asset Sales	$0.3	$(2.9)
Impairment and Other Costs	—	4.4
Discount on Receivables Sold	—	1.9
Selling, General and Administrative Expense:
Severance Costs—Headquarters	0.2	0.8
Professional Fees and Expenses for Restructuring	0.5	3.2
Additional Depreciation on Assets Closed/Sold	—	4.0

•	Gains and losses on asset sales are detailed in Note 12 to the Consolidated Financial Statements.

•	Asset impairment charges are primarily associated with the discontinuance of refining operations at our Sugar Land refinery in fiscal 2003, including impairment of inventory, severance and environmental costs. Additionally, we recorded charges to reduce the carrying value of assets held for sale. There were no comparable charges or credits in fiscal 2004.

•	Discounts on receivables sold were incurred in connection with the Company’s accounts receivable securitization facility, which was terminated in December 2002 in connection with the refinancing of the senior bank debt.

•	Severance costs incurred in connection with corporate headquarters staff reductions in fiscal 2004 and 2003 are included in selling, general and administrative expense.

Interest expense-net increased $0.9 million in fiscal 2004 as a result of the elimination of interest income earned on the Michigan Sugar note after its repayment in December 2003, as well as a credit in fiscal 2003 for a refund of interest in connection with repayment of the senior bank debt in December 2002. These two changes more than offset lower interest on reduced borrowing levels.

Other income includes dividends, royalties and other distributions from cost basis investments and joint ventures. In fiscal 2003 we received a liquidating distribution of $2.2 million from the de-mutualization of an insurance company we had purchased key-man life insurance policies from a number of years ago.

Detail of our provision for income taxes, including a reconciliation to the statutory federal rates, is provided in Note 7 to the Consolidated Financial Statements. We currently are not paying federal income taxes on our earnings and have net operating loss carryforwards which aggregate approximately $24 million, including approximately $9 million generated in fiscal 2004, primarily as a result of excess depreciation and pension deductions.

Fiscal Year Ended September 30, 2003

Sugar sales comprised 96% of our net revenues in fiscal 2003, up from 95% in 2002.

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

	Fiscal Year Ended September 30,
	2003		2002
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	22,561	$26.40	23,059	$26.19
Consumer	10,675	32.03	10,586	31.31
Foodservice	4,263	31.09	4,107	29.25

Sugar Sales	37,499	$28.53	37,752	$27.96

Volumes decreased 0.7 % in fiscal 2003, primarily as a result of the Sugar land refinery closure.

Our gross margin improved to 7.3% of sales in fiscal 2003 compared to 6.5% in 2002, primarily due to better spreads of sugar selling prices over raw material costs and our ability to reduce per unit manufacturing costs. Our cost of raw cane sugar, which is the raw material for 85% of our sugar sales, increased from $21.08 per cwt (on a raw market basis) in 2002 to $21.60 per cwt in 2003 or 2.5%. Sugarbeets are purchased from growers under contracts which relate the cost of beets with the average selling prices of sugar, effectively sharing a fixed percentage of the final sales price. Thus, sugarbeet cost increased in fiscal 2003 proportionate with the increased sales price. Sugar manufacturing is an energy intensive process, and while we utilize coal and fuel oil in a portion of our operations, the largest energy source for our plants is natural gas. We purchase 4 to 5 million mmbtu annually and our average cost of natural gas, after hedging activity, increased to $3.82 per mmbtu in fiscal 2003 compared to $3.42 per mmbtu in 2002. We were able to mitigate the impact of the increase in natural gas costs by switching to less expensive alternate fuels where possible and improving energy efficiency, resulting in a 4% increase in energy cost per unit of production in fiscal 2003. Other manufacturing costs decreased in fiscal 2003, primarily due to more efficient refinery operations following the cessation of refining in Sugar Land and to commensurate increases in volume at our remaining refineries.

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

Gains on asset sales decreased $21.1 million primarily because of the Michigan Sugar sale in 2002. Additionally, in fiscal 2003 we recorded impairment and other charges totaling $4.3 million, primarily related to the Sugar Land closure and the adjustment of assets held for sale. Gains and losses on asset sales and impairment and other charges are described in more detail in Note 12 to the Consolidated Financial Statements.

As a result of the items discussed above, operating income declined from $23.5 million for the year ended September 30, 2002 to $8.0 million for the year ended September 30, 2003. Operating income includes charges (credits) which affect comparability between periods as follows:

	Fiscal Year Ended September 30,
	2003	2002
	(in Millions of Dollars)
Charges (Credits) Included in Operating Income:
Loss (Gain) on Asset Sales, Impairment and Other Costs:
Gain on Asset Sales	$(2.9)	$(24.0)
Impairment and Other Costs	4.4	—
Discount on Receivables Sold	1.9	2.7
Selling, General and Administrative Expense:
Severance Costs—Headquarters	0.8	1.6
Professional Fees and Expenses for Restructuring	3.2	5.6
Additional Depreciation on Assets Closed/Sold	4.0	1.5
Lease Income on Facilities Prior to Sale	—	(6.5)

•	Gain on asset sales are detailed in Note 12 to the Consolidated Financial Statements.

•	Asset impairment charges are primarily associated with the discontinuance of refining operations at our Sugar Land refinery in fiscal 2003, including impairment of inventory, severance and environmental costs. Additionally, we recorded charges to reduce the carrying value of assets held for sale. There were no comparable charges or credits in fiscal 2002.

•	Discounts on receivables sold were incurred in connection with the Company’s accounts receivable securitization facility, which was terminated in December 2002 in connection with the refinancing of the senior bank debt.

•	Severance costs incurred in connection with corporate headquarters staff reductions in fiscal 2002 and 2003 are included in selling, general and administrative expense.

•	Selling, general and administrative expense also includes professional fees and other costs incurred in connection with our initiatives to rationalize businesses and restructure capital requirements, including trailing bankruptcy costs, in 2002 and 2003.

•	Additional depreciation related to the closing and the reduced asset lives of the Sugar Land facility was recorded in the fiscal year 2003. Depreciation related to the Michigan and Worland sugarbeet facilities prior to their sale was recorded for the period ending September 30, 2002.

•	Lease income was recorded on the Michigan and Worland sugarbeet facilities prior to their sale in fiscal year 2002. There were no comparable credits in fiscal year 2003.

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

Detail of our provision for income taxes, including a reconciliation to the statutory federal rates, is provided in Note 7 to the Consolidated Financial Statements. We currently are not paying federal income taxes on our earnings as a result of net operating loss carryforwards from prior periods.

Income from discontinued operations includes the operating results and gains on sale of our foodservice and Rocky Mountain beet sugar operations, as detailed in Note 13 to the Consolidated Financial Statements.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings. Prior to its amendment in December 2004, we had a $140 million (subject to a borrowing base calculation) three-year revolving credit facility, including a $50 million sub-limit for letters of credit (the “Old Revolver”). At September 30, 2004 we had outstanding borrowings of $3.3 million under the Old Revolver and had borrowing capacity of $100 million, after deducting outstanding letters of credit totaling $23 million.

In December 2004 we amended the Old Revolver and entered into an agreement which provides for up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustment) of senior secured revolving credit loans (the “New Revolver”) at rates that are lower than the previous facility and which provide more capital structure flexibility and less restrictive covenants. The New Revolver, which expires in December 2008, is secured by our cash and temporary investments, accounts receivable, inventory, certain investments and certain property, plant and equipment. Each of our subsidiaries is either a borrower or a guarantor under the facility. The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness

•	incur other liens

•	undergo any fundamental changes

•	engage in transactions with affiliates

•	enter into sale and leaseback transactions

•	change our fiscal periods

•	enter into mergers or consolidations

•	sell assets

•	prepay other debt

In addition, in the event that our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the New Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”). The New Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million.

The New Revolver also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2008, we will classify debt under the credit facility as current, pursuant to Emerging Issues Task Force Issue 95-22 as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse effect, and provides the lenders direct access to our cash receipts.

Interest on the Old Revolver borrowings accrued at LIBOR plus a margin that varied (based on utilization) from 2.25% to 3.00% or the base rate (Bank of America prime rate) plus a margin of zero to 0.50%. Interest on borrowing under the New Revolver will accrue interest at LIBOR plus a margin that varies (based on liquidity, as defined) from 1.25% to 2.25%, or the base rate (Bank of America prime rate) plus a margin of negative 0.25% to positive 0.50%.

Our capital expenditures for the twelve months ended September 30, 2004 were $18.3 million, primarily for technology, productivity and packaging improvements. Capital expenditures in fiscal 2005 are expected to total approximately $20 million, $11 million related to productivity and packaging improvements, $6 million of expenditures related to normal replacement of factory equipment, and $3 million of technology investments (primarily an Enterprise Resource Planning system).

Pension liabilities totaled $76 million, which along with a $24 million liability for postretirement and postemployment medical benefits and deferred compensation liabilities of $10 million, comprised the substantial portion of the non-current deferred employee benefits and other liabilities at September 30, 2004.

Our contributions to company-sponsored pension plans totaled $6.8 million (including minimum required contributions of $3.0 million) in fiscal 2004 and are expected to total approximately $1.5 million in fiscal 2005. Based on consultation with our outside actuary, assuming no change in current interest rates and assuming the plans’ assets grow at 8% per year, we estimate that our required contributions will be $19 million in 2006, $16 million in 2007, $12 million in 2008 and $6 million in 2009.

On December 7, 2004, our Board of Directors instituted a regular quarterly dividend and declared a cash dividend on shares of our common stock of $0.05 per share, payable January 26, 2005, to shareholders of record on January 12, 2005.

Our sugar production operations require seasonal working capital. Our seasonal requirements are expected to peak during the second half of our fiscal year when inventory levels are high, and a substantial portion of the payments to raw material suppliers have been made. Management believes that the credit facility and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs for at least the next twelve months.

The following table as of September 30, 2004, provides a summary of contractual commitments, excluding pension liabilities described above, during the periods indicated:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In Millions of Dollars)
Long-term Debt Payments(1)	$14.8	$6.2	$6.2	$0.2	$2.2
Capital Lease Obligations	—	—	—	—	—
Operating Leases	8.1	2.2	3.3	2.3	0.3
Purchase Obligations:
Raw Materials(2)	425.2	425.2	—	—	—
Other(3)	15.0	14.8	0.2	—	—

Total Purchase Obligations	440.2	440.0	0.2	—	—
Other Long-term Liabilities Reflected on Balance Sheet Under GAAP(4)	9.4	0.8	1.7	1.5	5.4

Total	$472.5	$449.2	$11.4	$4.0	$7.9

(1)	Including interest and maturities of long-term debt.
(2)	Includes an estimated price for variably priced raw sugar and sugarbeet purchase contracts; actual price paid in the future will vary and such variance may be significant. Does not include raw sugar futures contracts which are not expected to result in actual delivery.
(3)	Includes open purchase orders for the purchase of goods and services issued in the ordinary course of business.
(4)	Includes projected future benefit payments for deferred compensation programs for certain current and former employees.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates and our estimates may change materially if our assumptions or conditions change and as additional information becomes available in future periods. Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Form 10-K. Management considers an accounting estimate to be critical if it involves significant estimates or judgments and if the results of the estimation process could materially affect the financial statements.

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements for fiscal 2004. The following is a summary of the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Credit Losses: We extend trade credit to customers on substantially all of our sales and are subject to credit risk in the event of non-payment. We provide an allowance for estimated credit losses based on a review of prior loss history, a review of the trend in credit quality statistics about the receivable portfolio such as past due percentages, a review of individual credit extensions and other factors. As of September 30, 2004, the allowance for estimated credit losses, which is reported as a reduction of accounts receivable in the consolidated balance sheet, was $1.4 million. Actual credit losses in the future may vary from this estimate.

Allowance for Trade Promotions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reduction for the sale of our products to consumers, reimbursement of customer paid advertising and amounts paid to obtain favorable display positions in retailers’ stores. Accruals for trade promotions are recorded at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us or by direct payment to customers. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Allowances for trade promotions total $3.7 million at September 30, 2004. Final determination of trade promotion allowances may result in adjustments in future periods.

Defined Benefit and Medical Retirement Plans: The plan obligations and related assets of defined benefit and medical retirement plans are presented in Note 8 to the Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined based on consultation with actuaries and are based in part on a number of assumptions we provide. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. In determining the discount rate, we use the yield on Moody’s AA rated, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. At September 30, 2004, the actuarial assumption for our plans were: discount rate of 6.25%; long-term rate of return on plan assets of 8%; assumed salary increases of 4% to 5%; and healthcare cost trend rate ranging from 10% to 5%. A 1% decrease in the discount rate would increase our recorded retirement obligations by approximately $30 million, while a 1% change in the assumed rate of return on assets would change annual costs by $1.8 million. The impact of changes in healthcare trend rates is described in Note 8 to the Consolidated Financial Statements.

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

Sugarbeet Purchase Costs: We purchase sugarbeets under contracts with growers which provide for a purchase price which varies with the net selling price (as defined) of refined sugar during a specified contract year ending either February 28 or June 30. We accrue for the estimated remaining unpaid cost of sugarbeets at fiscal year end based upon the net selling price realized on a contract-to-date basis through September 30 for each contract. The final cost of sugarbeets cannot be determined until the end of each contract year. The total cost of sugarbeets purchased in fiscal 2004 was $76 million, and the liability for unpaid purchase price included in accounts payable was $16 million at September 30, 2004. A 1% change in the estimated net selling price would change the end of year liability by approximately $1 million.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued a number of new accounting standards discussed in Note 1 to the Consolidated Financial Statements. These standards, which became effective in fiscal 2004, establish additional accounting and disclosure requirements. Management has evaluated, as described in Note 1 to the Consolidated Financial Statements, the effects such requirements will have on our consolidated financial statements.

In 2003, the Financial Accounting Standards Board revised Financial Accounting Standard No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (“SFAS 132”). The revised statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans and provides for later effective dates for certain provisions in the statement. The Company has adopted this revised statement effective October 1, 2003, and has provided the additional disclosures required by SFAS 132 in Note 8.

In December 2003, the FASB issued Interpretation No. 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities”, which requires the consolidation of variable interest entities, as defined. The updated pronouncement provided clarification of guidance surrounding the application of FIN 46. This statement does not have a material effect on the Company’s financial position or results of operations as the Company does not have a variable interest entity.

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations. Gains and losses on raw sugar futures and options are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period the forecasted purchase occurs. Our derivatives hedging activity is supervised by a senior management committee which monitors and reports to the Board of Directors, compliance with our risk management policy.

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of September 30, 2004.

	Expected Maturity Fiscal 2005	Expected Maturity Fiscal 2006
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	1,885,000	157,000
Weighted Average Contract Price (per cwt.)	$20.80	$21.16
Contract Amount	$39,198,000	$3,317,000
Weighted Average Fair Value (per cwt.)	$20.61	$21.00
Fair Value	$38,843,000	$3,293,000

Expected Maturity Fiscal 2005
World Futures Contracts (net long positions):
Contract Volumes (cwt.)	196,000
Weighted Average Contract Price (per cwt.)	$8.18
Contract Amount	$1,604,000
Weighted Average Fair Value (per cwt.)	$9.07
Fair Value	$1,778,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At September 30, 2003, our domestic futures position was a net long position of 1.3 million cwt. at an average contract price of $21.32 and an average fair value price of $21.41. Our world futures position at September 30, 2003 was a net long position of 0.8 million cwt. at an average contract price of $6.24 and an average fair market value of $6.44.

The information in the table below presents our natural gas futures positions outstanding as of September 30, 2004.

Expected Maturity Fiscal 2005
Futures Contracts (long positions):
Contract Volumes (mmbtu)	110,000
Weighted Average Contract Price (per mmbtu)	$6.39
Contract Amount	$703,000
Weighted Average Fair Value (per mmbtu)	$7.29
Fair Value	$802,000

At September 30, 2003, our natural gas futures position was a long position of 2.0 million mmbtu with an average contract price of $5.29 and an average fair value price of $4.87.

Previously, we had debt with interest rates that floated with market rates, exposing us to interest rate risk. In prior years, we have attempted to reduce this risk by entering into interest rate swap agreements for a portion of this floating rate debt. We terminated our last interest rate swap agreements in March 2004.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations at September 30, 2004 and 2003. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates for fiscal 2003. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the treasury yield curve at the reporting date.

	Expected Maturity Date at September 30, 2004 Fiscal Year Ending September 30,
	2005	2006	2007	2008	2009	There- after	Total	Fair Value
	(In Millions of Dollars)
Liabilities
Long-term debt:
Fixed rate debt	$2.1	$2.3	$2.9	—	—	$1.5	$8.8	$8.8
Average interest rate	12.0%	12.0%	12.0%	—	—	6.4%	11.0%
Variable rate debt	$3.3	—	—	—	—	—	$3.3	$3.3
Average interest rate	4.8%	—	—	—	—	—	4.8%

	Expected Maturity Date at September 30, 2003 Fiscal Year Ending September 30,
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
	(In Millions of Dollars)
Liabilities
Long-term debt:
Fixed rate debt	$1.9	$2.2	$2.4	$2.7	—	$1.5	$10.7	$10.7
Average interest rate	12.0%	12.0%	12.0%	12.0%	—	6.4%	11.2%
Variable rate debt	$3.4	$7.0	$14.7	$0.2	$0.2	$1.3	$26.8	$26.8
Average interest rate	4.5%	4.6%	4.8%	6.3%	6.8%	7.5%	4.8%
Interest Rate Derivatives
Interest rate swaps:
Variable to fixed	$14.5	$7.5	—	—	—	—	$22.0	$(0.3)
Average pay rate	3.5%	2.5%	—	—	—	—	2.5%
Average receive rate	1.1%	1.3%	—	—	—	—	1.2%

ITEM 8.    Financial Statements and Supplementary Data.

See the index of financial statements and financial statement schedules under “Item 15. Exhibits and Financial Statement Schedules.”

Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

	Fiscal Year 2004 by Quarter Ended
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Net Sales	$255,998	$209,615	$229,574	$268,454
Gross Margins	21,158	16,795	21,608	19,614

Net Income	3,513	1,637	4,324	5,490
Earnings Per Share:
Net Income:
Basic	$0.35	$0.16	$0.42	$0.53
Diluted	0.32	0.15	0.40	0.50

	Fiscal Year 2003 by Quarter Ended
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
Net Sales	$288,994	$251,911	$275,815	$294,091
Gross Margins	20,758	13,581	21,059	25,369
Income (Loss) from Continuing Operations	(5,548)	(6,007)	3,552	9,970
Income from Discontinued Operations	69,007	5,683	—	—

Net Income (Loss)	63,459	(324)	3,552	9,970
Earnings Per Share:
Income (Loss) from Continuing Operations:
Basic	$(0.55)	$(0.60)	$0.35	$0.99
Diluted	(0.55)	(0.60)	0.34	0.93
Income from Discontinued Operations:
Basic	$6.90	$0.57	—	—
Diluted	6.90	0.57	—	—
Net Income (Loss):
Basic	$6.35	$(0.03)	$0.35	$0.99
Diluted	6.35	(0.03)	0.34	0.93

There were no cash dividends paid or declared during any of the last eight fiscal quarters.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

ITEM 11.    Executive Compensation

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder

Matters

ITEM 13.    Certain Relationships and Related Transactions

ITEM 14.    Principal Accountant Fees and Services

Information regarding Imperial Sugar’s executive officers is included in Part I of this report. The other information required by Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2004, and is incorporated in this report by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

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

Exhibit No.	Document
*2(a)	Second Amended and Restated Joint Plan of Reorganization (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*2(b)	Stipulation with Respect to Confirmation Objection of Wells Fargo Bank (Texas), N.A. and Amendment to Debtors’ Second Amended and Restated Joint Plan of Reorganization dated June 5, 2001 (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*2(c)	Stipulation Regarding Confirmation Objection of Missouri Department of Revenue and Amendment to Debtors’ Second Amended and Restated Joint Plan of Reorganization dated June 5, 2001 (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

Exhibit No.	Document

*3(a)(1)	Amended and Restated Articles of Incorporation of Reorganized Imperial Sugar (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*3(a)(2)	Articles of Amendment dated February 28, 2002, to the Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(2) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 2002 (“the 2002 Form 10-K”) and incorporated herein by reference).

*3(b)	Amended and Restated By-Laws of Reorganized Imperial Sugar (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

The Company is a party to several long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4 (iii)(A) of Item 601 (b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*4(a)	Rights Agreement dated as of December 31, 2002 between the Company and The Bank of New York (previously filed as Exhibit 4(a) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

*4(b)	Amended and Restated Credit Agreement dated as of December 1, 2004 among the financial institutions named therein, as lenders, Bank of America, N.A., as administrative agent, and Imperial Sugar Company (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated December 1, 2004 and incorporated by reference herein).

*4(c)	Warrant Agreement dated as of August 28, 2001 between Imperial Sugar Company and The Bank of New York, as warrant agent (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*4(d)	Registration Rights Agreement dated as of August 28, 2001, by and among Imperial Sugar Company and the parties listed on the signature page thereto (previously filed as Exhibit 4(d) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 2001 (“the 2001 Form 10-K”) and incorporated herein by reference).

Exhibits 10(a) through 10(g) relate to management contracts or compensatory plans.

*10(a)(1)	Specimen of Employment Agreement (Form A) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(1) to the 2001 Form 10-K and incorporated herein by reference).

*10(a)(2)	Specimen of Employment Agreement (Form B) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(3) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(a)(3)	Schedule of Employment Agreements.

*10(a)(4)	Specimen of Change in Control and Severance Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(5) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(a)(5)	Schedule of Change in Control and Severance Agreements.

Exhibit No.	Document

*10(a)(6)	Specimen of Change in Control Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(7) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference.

10(a)(7)	Schedule of Change in Control Agreements.

*10(b)(1)	Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (previously filed as Exhibit 10(b)(1) to Imperial Sugar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“the September 1994 Form 10-Q”) and incorporated herein by reference).

*10(b)(2)	Specimen of Imperial Sugar’s Salary Continuation Agreement entered into with W.F. Schwer (previously filed as Exhibit 10(b)(3) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(c)(1)	Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (previously filed as Exhibit 10(c)(1) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(c)(2)	Specimen of Imperial Sugar’s Benefit Restoration Agreement entered into with W.F. Schwer (previously filed as Exhibit 10(c)(2) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(d)	Imperial Holly Corporation Retirement Plan For Non-employee Directors (previously filed as Exhibit 10(j) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

*10(e)(1)	Long-Term Incentive Plan of Reorganized Imperial Sugar Company (previously filed as Exhibit 10(f) to the 2001 Form 10-K and incorporated herein by reference).

10(e)(2)	Specimen of Imperial Sugar Company Long Term Incentive Plan Non Qualified Stock Option Award Agreement.

10(e)(3)	Specimen of Stock Appreciation Rights Agreement.

*10(f)	Stock Purchase Agreement, dated as of December 30, 2002, by and between Imperial Sugar Company and Hormel Foods Corporation (previously filed as Exhibit 10(g) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(g)	Summary of Imperial Sugar Company Management Incentive Plan for fiscal 2004 and 2005.

*14	Code of ethics (previously filed as Exhibit 14 to Imperial Sugar’s Annual Report on Form 10-K for the year ending September 30, 2003 and incorporated herein by reference).

21	Subsidiaries of Imperial Sugar Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2004.

IMPERIAL SUGAR COMPANY

By:	/s/ ROBERT A. PEISER
Robert A. Peiser President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 8, 2004.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flow for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas

December 3, 2004

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	2003
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$2,514	$6,246
Marketable Securities	1,688	2,280
Accounts Receivable, Net	74,883	66,074
Inventories:
Finished Products	96,506	89,558
Raw and In-process Materials	55,261	70,125
Supplies	10,155	9,398

Total Inventory	161,922	169,081
Deferred Costs and Prepaid Expenses	5,824	9,813
Assets Held for Sale	372	3,783

Total Current Assets	247,203	257,277
Other Investments	2,002	10,455
Property, Plant and Equipment—Net	138,136	134,931
Deferred Income Taxes—Net	23,887	—
Other Assets	4,582	15,503

Total	$415,810	$418,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable—Trade	$77,849	$86,671
Short-Term Borrowings	—	3,097
Current Maturities of Long-Term Debt	5,334	26,525
Other Current Liabilities	33,647	40,516

Total Current Liabilities	116,830	156,809

Long-Term Debt —Net of Current Maturities	6,707	10,975
Deferred Employee Benefits and Other Liabilities	116,072	128,969
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 10,373,700 and 10,047,500 Shares Issued and Outstanding at September 30, 2004 and 2003	109,241	96,414
Retained Earnings	101,574	86,610
Accumulated Other Comprehensive (Loss)	(34,614)	(61,611)

Total Shareholders’ Equity	176,201	121,413

Total	$415,810	$418,166

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2004	2003	2002
	(In Thousands of Dollars, Except Share and Per Share Amounts)
Net Sales	$963,641	$1,110,811	$1,104,904

Cost of Sales	884,466	1,030,044	1,034,208
Selling, General and Administrative Expense	41,184	52,670	53,930
Discount on Receivables Sold	—	1,930	2,717
Depreciation	14,166	16,710	14,557
Loss (Gain) on Asset Sales, Impairment and Other Costs	328	1,489	(23,995)

Total Costs and Expenses	940,144	1,102,843	1,081,417

Operating Income	23,497	7,968	23,487
Interest Expense, Net	(5,119)	(4,239)	(22,288)
Change in Fair Value of Interest Rate Swaps	138	(621)	1,236
Costs Associated with Debt Repaid	—	(4,617)	—
Other Income—Net	1,579	4,315	1,610

Income from Continuing Operations Before Income Taxes	20,095	2,806	4,045
Provision for Income Taxes	5,131	839	5,316

Income (Loss) from Continuing Operations	14,964	1,967	(1,271)
Income from Discontinued Operations	—	74,690	17,688

Net Income	$14,964	$76,657	$16,417

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$1.46	$0.20	$(0.13)
Income from Discontinued Operations	—	7.46	1.77

Net Income	$1.46	$7.66	$1.64

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$1.38	$0.19	$(0.13)
Income from Discontinued Operations	—	7.25	1.77

Net Income	$1.38	$7.44	$1.64

Weighted Average Shares Outstanding	10,234,958	10,013,400	10,000,000

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands of Dollars)
BALANCE September 30, 2001	10,000,000	$90,000	$(6,464)	$(3,879)	$79,657
Comprehensive Income:
Net Income			16,417		16,417
Change in Unrealized Securities Gains(1)				48	48
Change in Derivative Fair Value(1)				13,440	13,440
Recognition of Deferred Gains in Net Income(1)				(5,278)	(5,278)
Change in Minimum Pension Liability(1)				(11,340)	(11,340)

Total Comprehensive Income					13,287
Tax Benefit Realized from Pre-fresh Start Net Deferred Tax Asset		5,316			5,316

BALANCE September 30, 2002	10,000,000	95,316	9,953	(7,009)	98,260
Comprehensive Income:
Net Income			76,657		76,657
Change in Unrealized Securities Gains(1)				(28)	(28)
Change in Derivative Fair Value(1)				221	221
Recognition of Deferred Gains in Net Income(1)				(5,218)	(5,218)
Change in Minimum Pension Liability(1)				(49,577)	(49,577)

Total Comprehensive Income					22,055
Tax Benefit Realized from Pre-fresh Start Net Deferred Tax Asset		839			839
Stock Options Exercised	47,500	259			259

BALANCE September 30, 2003	10,047,500	96,414	86,610	(61,611)	121,413
Comprehensive Income:
Net Income			14,964		14,964
Change in Unrealized Securities Gains (Net of Tax of $5)				(10)	(10)
Change in Derivative Fair Value (Net of Tax of $826)				(1,534)	(1,534)
Recognition of Deferred Gains in Net Income (Net of Tax of $1,020)				1,897	1,897
Change in Minimum Pension Liability (Net of Tax of $2,736)				5,080	5,080
Reversal of Valuation Allowance for Deferred Tax Asset				21,564	21,564

Total Comprehensive Income					41,961
Recognition of Pre-fresh Start Deferred Tax Asset		10,403			10,403
Stock Options Exercised	326,200	2,424			2,424

BALANCE September 30, 2004	10,373,700	$109,241	$101,574	$(34,614)	$176,201

(1)	The tax effect of these items was zero.

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended September 30,
	2004	2003	2002
	(In Thousands of Dollars)
Operating Activities:
Net Income	$14,964	$76,657	$16,417
Adjustments for Noncash and Nonoperating Items:
Depreciation	14,166	16,710	14,557
Reclassification Adjustment from Accumulated Comprehensive Income to Net Income	1,897	(5,218)	(5,278)
Cash Settlement of Derivatives	(1,534)	221	10,878
Change in Fair Value of Interest Rate Swaps	(138)	621	(1,236)
Loss(Gain) on Sales of Assets	328	(2,870)	(23,995)
Deferred Income Taxes	4,855	839	5,316
Impairment Loss	—	4,269	—
Write Off Deferred Debt Costs	—	2,420	—
Gain on Sales of Discontinued Operations	—	(69,824)	(2,528)
Income from Discontinued Operations	—	(4,866)	(17,688)
Gain on Sale of Securities	—	—	(72)
Other	2,524	1,547	3,085
Changes in Operating Assets and Liabilities (Excluding Operating Assets and Liabilities Sold in Dispositions):
Accounts Receivables	(5,340)	7,910	7,456
Inventories	7,158	(29,950)	(6,013)
Deferred Costs and Prepaid Expenses	4,129	609	607
Accounts Payable—Trade	(8,823)	23,771	(11,611)
Other Liabilities	(11,127)	(7,527)	(8,601)

Net Cash Provided by (Used in) Continuing Operations	23,059	15,319	(18,706)
Net Cash Provided by Discontinued Operations	—	5,693	21,836

Net Cash Provided by Operations	23,059	21,012	3,130

Investing Activities:
Capital Expenditures—Continuing Operations	(18,259)	(15,999)	(11,761)
Capital Expenditures—Discontinued Operations	—	(155)	(2,873)
Investment in Marketable Securities	(1,649)	(1,943)	(2,468)
Proceeds from Sale of Marketable Securities	—	—	835
Proceeds from Maturity of Marketable Securities	2,199	2,181	1,519
Proceeds from Sales of Assets	3,874	13,855	67,191
Proceeds from Sales of Discontinued Operations	—	139,923	—
Proceeds from Collection of Note Receivable	13,081	—	—
Other	95	(3,282)	(1,235)

Investing Cash Flow	(659)	134,580	51,208

Financing Activities:
Short-Term Borrowings:
CCC Borrowings—Advances	—	—	34,268
CCC Borrowings—Repayments	—	—	(34,268)
Other Short-Term Borrowings—Net	(3,097)	348	2,913
Borrowings (Repayment) of Revolving Credit—Net	3,250	(25,040)	—
Borrowings of Long-Term Debt	—	35,000	(32,253)
Repayment of Long-Term Debt	(28,709)	(128,530)	(26,444)
Stock Option Proceeds	2,424	259	—
Repurchase of Accounts Receivable	—	(37,268)	—

Financing Cash Flow	(26,132)	(155,231)	(55,784)

Increase (Decrease) in Cash and Temporary Investments	(3,732)	361	(1,446)
Cash and Temporary Investments, Beginning of Period	6,246	5,885	7,331

Cash and Temporary Investments, End of Period	$2,514	$6,246	$5,885

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004, 2003, and 2002

1. ACCOUNTING POLICIES

The Company

The consolidated financial statements include the accounts of Imperial Sugar Company and its wholly owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products. The Company sold a significant portion of its foodservice business in December 2002, as discussed in Note 13, and has reported the results of that business as discontinued operations.

Business Risks

The Company is significantly affected by market factors, including demand for and price of refined sugar and raw cane sugar. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally through the limitations on importation of raw cane sugar for domestic consumption and marketing allotments. In addition, agricultural conditions in the Company’s growing areas may materially affect the quality and quantity of sugarbeets available for purchase as well as the unit costs of raw materials and processing.

A significant portion of the Company’s industrial sales are made under fixed price, forward sales contracts, which extend up to one year. The Company also contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from the purchase. To mitigate its exposure to future price changes, the Company attempts to manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar contracted for future receipt, when feasible. Additionally, the Company utilizes a participatory sugarbeet purchase contract, described below, which relates the cost of sugarbeets to the net selling price realized on refined beet sugar sales.

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

Fresh Start Accounting

On August 29, 2001, Imperial Sugar and substantially all of its subsidiaries emerged from protection under the U.S. Bankruptcy Code, under which they filed for relief in January 2001. Under the plan of reorganization, old common stock was canceled, bondholders and some trade creditors received 98% of the stock of the reorganized company and some creditors received reduced cash and deferred payment settlements. The Company applied reorganization and fresh start accounting adjustments to the consolidated balance sheet as of August 29, 2001. Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start accounting is applied.

Cash and Temporary Investments

Temporary investments consist of short-term, highly liquid investments with maturities of 90 days or less at the time of purchase.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

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

Inventories

Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in, first-out (“LIFO”) method. All other costs are determined under the first-in, first-out (“FIFO”) or average method. Pursuant to the application of fresh start accounting, the current cost of inventory at August 29, 2001, became the LIFO base layer. LIFO inventories at September 30, 2004 and 2003 approximated current cost. Supplies inventory includes operating and packaging supplies as well as maintenance parts utilized in the Company’s manufacturing operations.

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

Hedge Accounting

The Company uses raw sugar futures and options in its raw sugar purchasing programs and uses natural gas futures, options and basis swaps to hedge natural gas purchases used in its manufacturing operations. The Company applies the hedge accounting provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” for these cash flow hedge instruments. Eligible gains and losses on raw sugar futures and options are deferred and recognized as part of the cost of inventory purchases and charged or credited to cost of sales as such inventory is sold. Eligible gains and losses on natural gas futures, options and basis swaps are deferred and recognized as part of the cost of the natural gas purchases and charged to cost of sales in the period the forecasted purchase occurs.

Manufacturing Costs Prior to Production

Certain manufacturing costs incurred between processing periods which are necessary to prepare each factory for the next processing campaign are deferred and allocated ratably during the next campaign to the cost of sugar produced in that campaign. At September 30, 2004 and 2003, such amounts included in deferred costs and prepaid expenses were $0.3 million and $1.2 million.

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

Depreciation is provided principally on the straight-line method over the estimated service lives of the assets. In general, buildings are depreciated over 10 to 20 years, machinery, equipment and software over 3 to 10 years.

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

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

Accounting Pronouncements

In 2003, the Financial Accounting Standards Board revised Financial Accounting Standard No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (“SFAS 132”). The revised statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans and provides for later effective dates for certain provisions in the statement. The Company has adopted this revised statement effective October 1, 2003, and has provided the additional disclosures required by SFAS 132 in Note 8.

In December 2003, the FASB issued Interpretation No. 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities”, which requires the consolidation of variable interest entities, as defined. The updated pronouncement provided clarification of guidance surrounding the application of FIN 46. This statement does not have a material effect on the Company’s financial position or results of operations as the Company does not have a variable interest entity.

Stock Based Compensation

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

	Year Ended September 30,
	2004	2003	2002
Net Income, as Reported	$14,964	$76,657	$16,417
Deduct: Total Stock-based Employee Compensation:
Expense Determined Under Fair Value Based Method	(467)	(403)	(489)

Pro Forma Net Income	$14,497	$76,254	$15,928

Net Income Per Share, Basic:
As Reported	$1.46	$7.66	$1.64

Pro Forma	$1.42	$7.62	$1.59

Net Income Per Share, Diluted:
As Reported	$1.38	$7.44	$1.64

Pro Forma	$1.34	$7.40	$1.59

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

For purpose of estimating the fair value of options on their date of grant, the Black-Scholes option-pricing model was used with the following assumptions:

Expected Stock Price Volatility	3.0-6.5%
Risk-free Interest Rate	2.5-4.2%
Expected Life of Options	5.0

2. MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company’s marketable securities at September 30, 2004 consisted of U.S. Government securities, maturing in 2005, which are pledged to secure certain insurance obligations.

Other investments at September 30, 2004 consist principally of a limited partnership interest in a company which owns an interest in a fuel oil terminal in the Port of Houston and the Company’s royalty interest in a coal seam methane gas project, which is accounted for at amortized cost. The Company sold the royalty interest in November 2004 for approximately $2.0 million.

3. ACCOUNTS RECEIVABLE

Accounts receivable are reported net of an allowance for credit losses of $1.4 million at September 30, 2004 and $1.6 million at September 30, 2003. The provision for credit losses charged to selling, general and administrative expenses was $0.1 million in fiscal 2004, $1.1 million in fiscal 2003, and $0.6 million in fiscal 2002.

The Company previously had a receivable securitization facility which provided for the sale of accounts receivable at discounted amounts. The facility was terminated in conjunction with the refinancing of the Company’s senior bank debt in December 2002.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands of dollars):

	September 30,
	2004	2003
Land	$14,585	$15,029
Buildings, Machinery and Equipment	158,580	136,056
Construction in Progress	7,094	11,890

Total	180,259	162,975
Less Accumulated Depreciation	(42,123)	(28,044)

Property, Plant and Equipment—Net	$138,136	$134,931

5. SHORT-TERM BORROWINGS

From time to time, the Company may borrow short-term from the Commodity Credit Corporation (“CCC”) under the USDA’s price support loan program. CCC borrowings, which mature September 30 each year, are secured by refined beet sugar inventory and are nonrecourse to the Company. The Company had no borrowings from the CCC in fiscal year 2004 or 2003.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

6. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	September 30,
	2004	2003
Senior Bank Debt:
Revolving Credit Loans	$3,250	$—
Term Loans	—	24,667
Industrial Revenue Bonds	1,500	3,680
Non-interest Bearing Notes	7,291	9,153

Total Long-term Debt	12,041	37,500
Less Current and Deemed Current Maturities	5,334	26,525

Long-term Debt, Net	$6,707	$10,975

In December 2002, the Company entered into a $175 million Senior Secured Credit Facility. The facility consisted of a three-year $140 million (subject to borrowing base calculation) senior secured revolving credit facility (“Revolver”) and a three-year $35 million term loan (“Term Loan”). The funds from the borrowing along with the proceeds of the sale of the majority of the foodservice business were used to repay existing senior bank debt, repurchase accounts receivable from the Company’s accounts receivable securitization facility, and pay related fees and expenses associated with these transactions.

In fiscal 2004, the Company repaid in full the Term Loan and entered into an amendment to the facility which, among other things, eliminated the minimum fixed charge coverage ratio and provided additional capital structure flexibility.

The facility was secured by all of the Company’s assets and all subsidiaries of the Company are borrowers or guarantors under the facility. The agreement contained financial covenants which required maintenance of a minimum EBITDA level, as defined in the agreement. The Company was in compliance with these covenants as of September 30, 2004.

Interest rates on the term loan were LIBOR plus a margin of 2.75% to 3.50% or prime plus 0.25% to 1.00%. Interest rates on the revolver were LIBOR plus 2.25% to 3.00% or prime plus zero to 0.50%.

Although the final maturity of the Revolver was December 31, 2005, the Company classified debt under the Senior Secured Credit Facility as current, pursuant to Emerging Issues Task Force Issue 95-22. The agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts. At September 30, 2004, the carrying amount of the Company’s debt approximates fair value.

In December 2004, the Company amended the Revolver to provide for a senior secured revolving credit facility (“ New Revolver”) providing for loans of up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustments). This facility will be used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The New Revolver matures on December 31, 2008 and will have no financial covenants so long as average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) exceeds $20 million; otherwise a minimum EBITDA test would apply. The New Revolver limits our ability to pay dividends, if our average total liquidity, after adjustment on a pro forma basis for such payment, is less than $20 million.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

The remaining industrial revenue bond has a fixed interest rate of 6.4% with a maturity date of 2017.

Pursuant to the Plan of Reorganization, the non-interest bearing notes were issued to certain former employees and directors who were participants in non-qualified pension and deferred compensation plans. The notes require quarterly payments aggregating $0.7 million through August 2007. The notes have been recorded on a discounted basis at a 12% rate of interest.

Aggregate scheduled maturities of long-term debt at September 30, 2004, is as follows (in thousands of dollars):

	Senior Bank Debt	Other	Total
Fiscal 2005	$3,250	$2,084	$5,334
Fiscal 2006	—	2,346	2,346
Fiscal 2007	—	2,861	2,861
Fiscal 2008	—	—	—
Fiscal 2009	—	—	—
Thereafter	—	1,500	1,500

	$3,250	$8,791	$12,041

Cash paid for interest on short and long-term debt was $3.3 million for the year ended September 30, 2004, $5.0 million for the year ended September 30, 2003, and $22.2 million for the year ended September 30, 2002. Interest capitalized as part of the cost of constructing assets was $0.4 million for the year ended September 30, 2004, $0.2 million for the year ended September 30, 2003, and $0.3 million for the year ended September 30, 2002. In fiscal 2003, the Company received a refund of approximately $2.1 million of previously paid interest related to the repayment of the old bank debt, which was recorded as a reduction of interest expense.

7. INCOME TAXES

The components of the consolidated income tax provision (credit), were as follows (in thousands of dollars):

	Year Ended September 30,
	2004	2003	2002
Federal:
Current	$—	$—	$—
Deferred	6,772	837	4,963
State	276	2	353

Total Before Valuation Allowance	7,048	839	5,316
Valuation Allowance—Post-Fresh Start	(1,917)	—	—

Total	$5,131	$839	$5,316

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

The consolidated income tax provision is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company’s income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

	Year Ended September 30,
	2004	2003	2002
Income Taxes Computed at the Statutory Federal Rate	$7,033	$27,124	$7,607
State Income Taxes	180	1	229
Basis Difference on Sale of Subsidiaries’ Stock	—	(26,673)	(3,114)
Other	(165)	387	594
Valuation Allowance—Post-Fresh Start	(1,917)	—	—

Total Before Extraordinary Item	$5,131	$839	$5,316

Income taxes paid were $0.3 million, $1.3 million and $0.4 million in fiscal 2004, 2003 and 2002, respectively.

The tax effects of temporary differences which give rise to the Company’s deferred tax assets and liabilities were as follows (in thousands of dollars):

	September 30, 2004			September 30, 2003
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Inventory Valuation Differences, Principally Fresh Start Accounting		$(12,542)	$(12,542)		$(12,629)	$(12,629)
Manufacturing Costs Prior to Production Deducted Currently		(101)	(101)		(404)	(404)
Accruals Not Currently Deductible	$2,854	—	2,854	$3,277	—	3,277
Other	1,077	—	1,077	1,224	—	1,224

Total Current	3,931	(12,643)	(8,712)	4,501	(13,033)	(8,532)

Noncurrent:
Depreciation Differences, Including Fresh Start Accounting	—	(18,364)	(18,364)	—	(12,140)	(12,140)
Pensions	28,451	—	28,451	33,763	—	33,763
Accruals Not Currently Deductible	12,637	—	12,637	13,759	—	13,759
Operating Loss Carryforwards	8,361	—	8,361	5,171	—	5,171
Other	1,514	—	1,514	1,638	—	1,638

Total Noncurrent	50,964	(18,364)	32,599	54,331	(12,140)	42,191

Total	$54,895	$(31,008)	23,887	$58,832	$(25,173)	33,659

Valuation Allowance			—			(33,659)

Net			$23,887			$0

The Company has net operating loss (“NOL”) carryforwards of $24.2 million which expire in 2020 through 2023.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

Previously, the valuation allowance reduced deferred tax assets to the amount that the Company believed was most likely to be realized. Due to the recent history of operating profits, the Company believes a valuation allowance for the net deferred tax asset balance is no longer required and reversed the remaining balance in fiscal 2004. The reversal of the valuation allowance resulted in a reduction of current income tax expense of $1.9 million for the post-fresh start portion and an adjustment of $21.5 million to accumulated other comprehensive income. The remaining $10.4 million of the reversal related to the pre-fresh start period was recorded as a credit to common stock, in accordance with fresh start accounting requirements.

8. EMPLOYEE BENEFITS

Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

Substantially all of the Company’s nonseasonal employees are covered by retirement plans. In 2003, a number of changes were made which affected retirement plans, including the sale of a portion of our foodservice operation and sale of beet sugar plants, the closing of the Sugar Land refinery and the freezing of benefits under the salaried plan. Certain unionized employees previously employed at the Company’s Sugar Land, Texas refinery were covered by a multi-employer plan, and other employees are covered by Company-sponsored defined benefit plans. Under the Company-sponsored defined benefit plans, retirement benefits are primarily a function of years of service and the employee’s compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains, and losses over the remaining service periods. Additionally, the Company previously provided a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law as well as a non-qualified retirement plan for non-employee directors, which provided benefits based upon years of service as a director and the retainer in effect at the date of a director’s retirement. Certain of the Company’s employees are covered by benefit plans that provide postretirement health care and life insurance benefits to employees who meet the applicable eligibility requirements. The Company’s actuary prepares a valuation as of June 30 each year.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

The following tables present the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used (in thousands of dollars):

	Pension Benefits
	Year Ended September 30,
	2004	2003	2002
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$247,116	$229,077	$247,987
Service Cost	1,300	3,553	5,707
Interest Cost	14,317	15,445	16,629
Amendments	311	1,073	141
Actuarial (Gain)/Loss	(3,151)	38,433	(8,704)
Disposition of Business Units	—	(1,628)	(10,557)
Expenses Paid	(1,516)	(1,740)	(1,392)
Benefits Paid	(17,626)	(16,088)	(17,816)
Curtailment and Other	—	(21,009)	(2,918)

Benefits Obligation at End of Period	$240,751	$247,116	$229,077

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$155,165	$171,858	$216,703
Actual Return on Plan Assets	19,159	199	(20,434)
Employer Contribution	3,373	1,491	3,716
Disposition of Business Units	—	(555)	(8,919)
Expenses Paid	(1,516)	(1,740)	(1,392)
Benefits Paid	(17,626)	(16,088)	(17,816)

Fair Value of Plan Assets at End of Period	$158,555	$155,165	$171,858

Funded Status	$(82,196)	$(91,951)	$(57,219)
Unrecognized Actuarial Loss	53,750	61,678	26,869
Unrecognized Prior Service Cost	1,411	1,203	141
Adjustment for Fourth Quarter Contributions	5,459	1,997	752

Net Amount Recognized	$(21,576)	$(27,073)	$(29,457)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

	Postretirement Benefits Other Than Pensions
	Year Ended September 30,
	2004	2003	2002
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$17,718	$24,806	$42,076
Service Cost	21	117	141
Interest Cost	1,020	1,700	1,556
Amendments	(3,305)	(11,218)	—
Actuarial Loss	6,746	4,776	3,153
Disposition of Business Units	—	—	(19,861)
Curtailment	—	(461)	(468)
Benefits Paid	(2,027)	(2,002)	(1,791)

Benefits Obligation at End of Period	$20,173	$17,718	$24,806

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	—	—	—
Employer Contribution	2,027	2,002	1,791
Benefits Paid	(2,027)	(2,002)	(1,791)

Fair Value of Plan Assets at End of Period	$—	$—	$—

Funded Status	$(20,173)	$(17,718)	$(24,806)
Unrecognized Actuarial Loss	12,900	6,475	2,210
Unrecognized Prior Service Cost	(13,676)	(11,218)	—
Adjustment for Fourth Quarter Contributions	574	560	473

Net Amount Recognized	$(20,375)	$(21,901)	$(22,123)

	Pension Benefits September 30,		Postretirement Benefits Other than Pensions September 30,
	2004	2003	2004	2003
Amounts Recognized in the Statement of Financial Position Consist of:
Accrued Benefit Liability	$(76,086)	$(89,192)	$(20,375)	$(21,901)
Intangible Asset	1,411	1,203	—	—
Accumulated Other Comprehensive Income	53,099	60,916	—	—

Net Amount Recognized	$(21,576)	$(27,073)	$(20,375)	$(21,901)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

The assumptions used and the annual cost related to these plans consist of the following:

	Year Ended September 30,
	2004	2003	2002
Pension Benefits
Weighted-average Assumptions:
Discount Rate	6.25%	6.0%	7.25%
Expected Return on Plan Assets	8.0%	9.0%	9.0%
Rate of Compensation Increase	4.0-5.0%	4.0-5.0%	4.0-5.0%
Components of Net Periodic Benefit Cost of Company-sponsored Plans:
Service Cost	$1,300	$3,553	$5,707
Interest Cost	14,317	15,445	16,629
Expected Return on Plan Assets	(14,840)	(17,515)	(18,057)
Amortization of Prior Service Cost	103	12	—
Recognized Actuarial Loss	458	3	—
Recognized Curtailment Gain	—	(84)	—

Total Net Periodic Benefit Cost—Company-sponsored Plans	1,338	1,414	4,279
Multi-employer Plan for Certain Unionized Employees	—	339	596

Total Pension Cost	1,338	1,753	$4,875

	Year Ended September 30,
	2004	2003	2002
Postretirement Benefits Other Than Pensions
Discount Rate Assumptions	6.25%	6.0%	7.25%
Components of Net Periodic Benefit Cost:
Service Cost	$21	$117	$141
Interest Cost	1,020	1,700	1,556
Amortization of Prior Service Cost	(848)	—	—
Recognized Actuarial Loss	321	50	—

Net Periodic Benefit Cost	$514	$1,867	$1,697

Aggregated accumulated benefit obligations for all plans were $240.1 million and $246.4 million at September 30, 2004 and 2003, respectively. Accumulated benefit obligations were in excess of plan assets for all plans for both periods.

During fiscal 2003 the Company froze benefits under its salaried pension plan which, along with the reduction of participants resulting from the sale of Diamond Crystal Brands, was accounted for as a curtailment pursuant to Statement of Financial Accounting Standards No. 88. As a result of the curtailment, the projected benefit obligation for the salaried plan decreased; this actuarial gain was offset against existing unrecognized actuarial losses and no gain or loss was recognized in the statement of operations.

The Company also recorded a curtailment in the postretirement and pension plans during 2002 in connection with the reduction of active plan participants primarily resulting from the sale of business units.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2004 was 10.0% for 2005. The rate was assumed to decrease gradually to 5.0% for 2013 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands of Dollars)
Effect on Total Service and Interest Cost Components	$69	$(60)
Effective on Postretirement Benefit Obligation	1,271	(1,119)

Pension plan contributions, which are based on regulatory requirements, totaled $6.8 million (including $3.0 million of required contributions) and $2.7 million during fiscal 2004 and 2003; contributions during fiscal 2005 are expected to be approximately $1.5 million.

Plan assets of the Company sponsored defined benefit pension plans at September 30, 2004 were invested in marketable securities. The Company’s plan assets were allocated as follows:

	September 30, 2004		September 30, 2003
Asset Category	Actual	Target	Actual	Target
Intermediate Fixed Income	30%	30%	20%	20%
Large Cap Equity	21%	25%	40%	40%
Mid Cap Equity	20%	17.5%	20%	20%
Small Cap Equity	19%	17.5%	20%	20%
Hedge Fund	5%	5%	—	—
Real Estate Fund	—	5%	—	—
Cash and Other	5%	—	—	—

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending September 30,	Pension Benefits	Post Retirement Benefits Other Than Pensions
	(In Thousands of Dollars)
2005	$15,707	$1,699
2006	14,953	1,722
2007	15,058	1,749
2008	15,346	1,759
2009	15,505	1,756
Thereafter	$82,381	$8,475

The assumed rate of return is based on the results of historical statistical return studies conducted by the Company’s advisors. As a result of the re-allocation of assets in September 2003, the Company reduced its assumed long-term rate of return on plan assets from 9% to 8% for fiscal 2004.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

401(k) Plans

Substantially all of the employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amount charged to expense for these plans for the period ended September 30, 2004 was $2.2 million, $1.2 million for the period ended September 30, 2003, and $0.5 million for the period ended September 30, 2002. The increase in 2004 and 2003 is primarily due to an increase in the Company matching formula.

9. SHAREHOLDERS’ EQUITY

Earnings per Share

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Year Ended September 30,
	2004	2003	2002
Income (Loss) from Continuing Operations:	$14,964	$1,967	$(1,271)

Average Shares Outstanding	10,234,958	10,013,400	10,000,000
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method(1)	609,375	291,451	—

Adjusted Average Shares	10,844,333	10,304,851	10,000,000

Diluted EPS—Continuing Operations	$1.38	$0.19	$(0.13)

Income from Discontinued Operations	—	74,690	17,688

Average Shares Outstanding	—	10,013,400	10,000,000
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method(1)	—	291,451	—

Adjusted Average Shares	—	10,304,851	10,000,000

Diluted EPS—Discontinued Operations	$—	$7.25	$1.77

Net Income	14,964	76,657	16,417

Average Shares Outstanding	10,234,958	10,013,400	10,000,000
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method(1)	609,375	291,451	—

Adjusted Average Shares	10,844,333	10,304,851	10,000,000

Diluted EPS—Net Income	$1.38	$7.44	$1.64

(1)	Securities excluded from the computation of diluted EPS for the year ended September 30, 2004, that could potentially dilute basic EPS in the future, were options to purchase 188,000 shares, to be issued under the Company’s long-term incentive plan.

The Company has a long-term incentive plan which provides for the granting to management of options to purchase up to 1,453,456 shares of common stock. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, cash award performance units and

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options granted to date have an exercise price equal to the fair market value of the shares of common stock at date of grant. On the grant date, 25% of the options become exercisable and 25% of the options become exercisable in annual increments on the first three anniversary dates. These options expire not more than ten years from date of grant.

Additionally, in 2003, the Company granted stock appreciation rights (SARs) to certain employees based on 119,000 shares, at a stated price of $1.35 per share. The SARs provide the right to receive, at the date the rights are exercised, cash equal to the market appreciation between the stated price and the current market value to a maximum appreciation value of $5.55 per share. The SARs vest over a three-year period and expire ten years from date of grant. The Company accrues for the value of the SARs over the vesting term. SARs totaling 11,000 and 13,750 were exercised during fiscal 2004 and 2003.

Stock option activity in the plan was as follows:

	Year Ended
	September 30, 2004		September 30, 2003
	Options	Weighted Average Price per Share	Options	Weighted Average Price per Share
Beginning Balance	1,453,456	$4.73	1,111,456	$4.97
Granted	211,000	13.57	520,000	4.72
Expired or Cancelled	(99,500)	4.54	(130,500)	5.55
Exercised	(326,200)	4.70	(47,500)	5.45

Balance, September 30	1,238,756	6.61	1,453,456	4.73

Exercisable as of September 30	682,642	$5.90	603,603	$4.92

Options outstanding at September 30, 2004 consisted of the following:

				Exercisable Options
Range of Exercise Prices per Share	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Number of Options	Weighted-Average Exercise Price per Share
$11.63-14.18	211,000	$13.57	9.7 years	52,750	$13.57
7.30-10.58	48,000	7.71	8.8 years	24,000	7.71
5.55-5.58	821,256	5.56	7.9 years	522,392	5.55
1.35-4.00	158,500	2.50	8.0 years	83,500	2.66

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments to manage exposures to changes in raw sugar prices, natural gas prices and interest rates. The Company’s objective for holding derivatives is to minimize risk using the most efficient methods to eliminate or reduce the impacts of these exposures.

Raw Sugar

The Company’s risk management policy is to manage the forward pricing of purchases of raw sugar in relation to its forward refined sugar sales to reduce price risk. The Company attempts to meet this objective by entering into fixed price supply agreements and futures contracts to reduce its exposure. The Company has

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

designated its futures contracts as cash flow hedging instruments. Such financial instruments are used to manage the Company’s exposure to variability in future cash flows attributable to the purchase price of raw sugar. The changes in the fair value of the designated futures contracts are included as a component of Other Comprehensive Income (“OCI”).

The Company collects or pays cash based upon the change in the market value of open futures positions on a daily basis; accordingly, no asset or liability for the raw sugar futures contracts is reflected in the consolidated balance sheet.

The changes in the fair value of the designated futures contracts are matched to inventory purchases by period, and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through September 30, 2005, approximately $0.3 million of existing net losses presently deferred in OCI. The Company has hedged a portion of its exposure to raw sugar price risk movement through November 2005.

The pricing mechanisms of the futures contracts and the respective forecasted raw sugar purchase transactions are the same. As a result, there is no hedge ineffectiveness to be reflected in earnings.

The change in the fair value of certain derivatives not designated as hedging instruments under SFAS 133 is recognized currently in earnings.

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

The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, no asset or liability for the natural gas futures contracts is reflected in the consolidated balance sheet. There were no outstanding natural gas options or basis swaps at September 30, 2004 or 2003.

The changes in the fair value of the designated futures and options are matched to forecasted natural gas purchases and are recognized in earnings in the period the forecasted purchase occurs. The Company expects to recognize in earnings through September 30, 2005, approximately $0.2 million of existing net gains presently deferred in OCI. The Company has hedged a portion of its exposure to natural gas price risk through March 2005.

For the periods ended September 30, 2004, 2003 and 2002, the Company recognized derivative gains of $1.3 million and $0.5 million and derivative losses of $0.5 million respectively recorded in cost of sales which represented the ineffectiveness of cash flow hedging activity.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

Interest Rates

In the past, the Company had material amounts of debt with interest rates that floated with market rates, exposing the Company to interest rate risk. The Company’s policy is to reduce interest rate risk on its variable rate debt by entering into interest rate swap agreements for a portion of such floating rate debt. The Company had interest rate swap agreements with a major financial institution, the last of which was terminated in March 2004. Since the Company has the ability to change the interest rate index of the debt, the interest rate swap agreements were not designated as hedging instruments under SFAS 133. Therefore, changes in the fair value of the interest rate swaps were recognized in earnings.

11. COMMITMENTS AND CONTINGENCIES

The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position, or cash flows.

In conjunction with the closure of the Sugar Land, Texas refinery in December 2002, the refinery’s union filed three similar grievances alleging the Company owed unspecified severance benefits pursuant to the collective bargaining agreement. The Company contested the grievances, and an arbitrator’s decision on the first grievance, announced in December 2003, agreed with the Company’s position and denied the grievance. The time for appeal of this decision has expired. The Company believes that the two remaining severance grievances are without merit and that the risk of loss in this matter is remote. The Company is also involved in litigation with two ex-employees who asserted contract and severance claims subsequent to their departure from the Company. The Company believes that the risk of material loss in these matters is remote.

The Company developed a plan to install a clay cap on former settling ponds at its Mendota, California facility to prevent further ground water contamination and has recorded a $1.0 million liability for the present value of the estimated future costs of the plan. Additionally, the Company has recorded a $1.3 million liability for estimated remediation costs of closed production facilities.

The Company was obligated under $23.2 million in outstanding letters of credit at September 30, 2004, principally to secure insurance obligations.

The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $1.0 million in fiscal 2004, $2.0 million in fiscal 2003, and $3.2 million in fiscal 2002.

The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 2003 are summarized as follows (in thousands of dollars):

Fiscal Year Ending September 30,	Operating Leases
2005	$2,175
2006	1,913
2007	1,419
2008	1,221
2009	1,046
Thereafter	319

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

The aggregate future minimum amount to be received under sub-leases was $0.2 million at September 30, 2004 compared to $0.4 million at September 30, 2003.

In February 2002, the Company sold its Michigan Sugar subsidiary for cash and notes. Additionally, the buyer assumed $18.5 million of industrial revenue bonds, with final maturity in 2025, issued by Michigan Sugar. The Company remains contingently liable for repayment of the industrial revenue bonds under a guaranty arrangement and does not believe that a liability is probable. The Company obligation under the guaranty was cross collateralized with a seller note receivable that would have provided the Company with a claim to substantially all Michigan Sugar’s production assets should the Company have had to perform under the guaranty. In December 2003, the Company received $13.3 million in principal and interest from Michigan Sugar in full satisfaction of the seller note, reported as other investments, and released the collateral. The Company’s obligation pursuant to the guarantee of the industrial revenue bonds is now unsecured. The Company accounted for this release of collateral as a modification of the guarantee and recorded a non-current liability for its fair value in the first quarter of fiscal 2004, pursuant to Financial Interpretation No. 45. The loss on recording the fair value of the guarantee was substantially offset by the gain from the early repayment of the seller note.

12. GAIN (LOSS) ON ASSET SALES, IMPAIRMENT AND OTHER COSTS

The Company had gains (losses) on asset sales, impairment and other costs as follows (in thousands of dollars):

	Year Ended September 30,
	2004	2003	2002
Gain(Loss) on Asset Sales:
Michigan and Worland Beet Sugar Operations	—	—	$13,938
Emission Reduction Credits	—	$690	6,319
Surplus Real Estate and Equipment	$(328)	2,180	3,738

Total (Loss) Gain—Asset Sales	(328)	2,870	23,995

Impairment and Other Charges:
Impairment of Supplies Inventory—Sugar Land	—	(2,393)	—
Sugar Land Severance (for 50 Salaried Employees)	—	(869)	—
Impairment of Assets Held for Sale	—	(1,876)	—
Lease Obligations and Other	—	779	—

Total Impairment and Other Charges	—	(4,359)	—

Total Gains(Losses) on Asset Sales, Impairment, and Other Costs	$(328)	$(1,489)	$23,995

The Company completed the sale of its Michigan Sugar Company subsidiary in February 2002 to a grower-owned cooperative. The sales price consisted of approximately $29 million cash, $16 million in seller notes, and the assumption of $18.5 million in industrial revenue bonds, for which the Company remains contingently liable. The Company entered into a sales and marketing agreement under which it will continue to market the refined sugar for ten years following the sale.

Prior to the sale, the Company leased the four Michigan factories to the cooperative during fiscal 2002 and managed and operated these factories for the cooperative. The lease agreement provided that the cooperative (1)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

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

The Company ceased sugar refining operations at its Sugar Land, Texas facility in the first fiscal quarter and discontinued its remaining packaging and distribution operations in Sugar Land during the third quarter of fiscal 2003. Additionally, the Company settled a lease obligation previously recorded in connection with the closure of two beet factories in fiscal 2001. The Company recorded charges and credits during the twelve months ended September 30, 2003, as shown in the table above. The supplies inventory impairment reduces to net realizable value inventories that are not readily transferable to the Company’s other production facilities because of differences in equipment or process technologies.

The Company evaluated the recoverability of the carrying value of assets held for sale, comprised of closed factories and related equipment, and recorded an impairment charge of $1.9 million in fiscal 2003.

Changes in the accrued balance for future cash expenditures in conjunction with closing production facilities are summarized below (in thousands of dollars):

	Accrued Balance September 30, 2002	Year Ended September 30, 2003			Accrued Balance September 30, 2003	Year Ended September 30, 2004	Accrued Balance at September 30, 2004
		Amounts Accrued	Amounts Paid	Other Adjustments		Amounts Paid

Accrual for Cash Charges:
Severance	$—	$869	$(779)	$—	$90	$(90)	$—
Environmental Costs	1,444	50	(55)	—	1,439	(139)	1,300
Abandoned Lease Commitments and Other Cash Costs	842	220	(11)	(1,051)	—	—	—

Total	$2,286	$1,139	$(845)	$(1,051)	$1,529	$(229)	$1,300

Based on the decision to cease packaging and warehousing operations in Sugar Land, the Company evaluated the recoverability of the book values of assets that will not be relocated and shortened the remaining service lives of those assets pursuant to Statement of Financial Accounting Standards No. 144. In March 2003, approximately $4 million of assets were determined to have a remaining service life of two months, resulting in additional depreciation charges of $2 million recorded in each of the second and third fiscal quarters of 2003.

13. DISCONTINUED OPERATIONS

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004, 2003 and 2002

In December 2002, the Company completed the sale of its Diamond Crystal Brands (“DCB”) foodservice business for a gross sales price of approximately $121 million after certain post-closing working capital adjustments. The Company retained a substantial portion of the sugar product sales to the foodservice segment as a result of this disposition. Approximately $9.2 million of proceeds from this transaction were placed in escrow for two years. This escrow was reported in other assets at September 30, 2003, and reclassified to accounts receivable at September 30, 2004. The sale of DCB resulted in a gain of approximately $67.0 million.

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

Summary operating results of discontinued operations are as follows (in thousands of dollars):

	Year Ended September 30,
	2003	2002
Net Sales	$54,342	$265,669
Cost and Expenses	(48,981)	(246,199)
Depreciation	(794)	(4,148)
Gain(Loss) on Sale of Assets	(4)	2,528

Operating Income from Discontinued Operations	4,563	17,850
Other Income (Expense)	303	(162)
Provision for Income Taxes	—	—

Income from Discontinued Operations Before Gain	4,866	17,688
Gain on Disposal	69,824	—

Income from Discontinued Operations	$74,690	$17,688

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

14. SUPPLEMENTARY INFORMATION

Interest income (which is reported net in interest expense) totaled $0.7 million for fiscal 2004, $2.5 million for fiscal 2003, and $1.6 million for the period ended September 30, 2002.

Other current liabilities include payroll and employee benefit accruals totaling $16.4 million at September 30, 2004 and $20.3 million at September 30, 2003, as well as various other items including taxes, interest, and professional fees.