Form 10-Q
period 2004-12-31
IMPERIAL SUGAR CO /NEW/
filed 2005-02-03
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 1, 2005 there were 10,382,700 shares of common stock, without par value, of the registrant outstanding.

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

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and other SEC filings.

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2004	September 30, 2004
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$39,538	$2,514
Marketable Securities	1,687	1,688
Accounts Receivable, Net	37,635	74,883
Inventories:
Finished Products	63,078	96,506
Raw and In-Process Materials	57,856	55,261
Supplies	11,845	10,155

Total Inventory	132,779	161,922
Deferred Costs and Prepaid Expenses	11,330	5,824
Assets Held for Sale	372	372

Total Current Assets	223,341	247,203
Other Investments	2,105	2,002
Property, Plant and Equipment, Net	136,209	138,136
Deferred Income Taxes, Net	20,555	23,887
Other Assets	4,646	4,582

Total	$386,856	$415,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$53,455	$77,849
Current Maturities of Long-Term Debt	2,147	5,334
Other Current Liabilities	27,650	33,647

Total Current Liabilities	83,252	116,830

Long-Term Debt, Net of Current Maturities	6,146	6,707
Deferred Employee Benefits and Other Liabilities	116,027	116,072
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 10,382,700 and 10,373,700 Shares Issued and Outstanding at December 31, 2004 and September 30, 2004	109,291	109,241
Retained Earnings	107,598	101,574
Accumulated Other Comprehensive Loss	(35,458)	(34,614)

Total Shareholders’ Equity	181,431	176,201

Total	$386,856	$415,810

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2004	2003
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$260,029	$255,998

Cost of Sales	241,273	234,840
Selling, General and Administrative Expense	10,461	11,448
Depreciation and Amortization	3,835	3,302
Loss (Gain) on Asset Sales	(6,168)	118

Total	249,401	249,708

Operating Income	10,628	6,290
Interest Expense, Net	(751)	(1,250)
Change in Fair Value of Interest Rate Swaps	—	149
Other Income, Net	509	204

Income Before Income Taxes	10,386	5,393
Provision for Income Taxes	3,843	1,880

Net Income	$6,543	$3,513

Earnings per Share of Common Stock:
Basic	$0.63	$0.35

Diluted	$0.59	$0.32

Weighted Average Shares Outstanding;
Basic	10,377,841	10,047,500

Diluted	11,110,012	10,855,944

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended December 31,
	2004	2003
	(In Thousands of Dollars)
Operating Activities:
Net Income	$6,543	$3,513
Adjustments for Non-Cash and Non-Operating Items:
Reclassification Adjustment from Accumulated Other Comprehensive Income (Loss) to Net Income	(1,446)	433
Change in Fair Value of Interest Rate Swaps	—	771
Cash Settlements on Derivative Instruments	146	(2,061)
Depreciation and Amortization	3,835	3,302
Loss (Gain) on Sale of Assets	(6,168)	118
Deferred Income Taxes	3,843	1,880
Other	323	827
Changes in Operating Assets and Liabilities:
Accounts Receivable	32,277	24,052
Inventories	29,145	43,101
Deferred Costs and Prepaid Expenses	(5,507)	(4,195)
Accounts Payable, Trade	(24,393)	(32,110)
Other Current Liabilities	(9,847)	(8,568)

Net Cash Provided by Operating Activities	28,751	31,063

Investing Activities:
Capital Expenditures - Continuing Operations	(2,196)	(3,372)
Proceeds from Sale of Assets	5,656	183
Proceeds from Collection of Notes Receivable	—	13,081
Collection of Escrow from Sale of Foodservice Business	8,994	—
Other	(483)	(148)

Investing Cash Flow	11,971	9,744

Financing Activities:

Short-Term Borrowings, Net	—	(1,545)
Revolving Credit Repayments	(3,250)	—
Repayment of Long-Term Debt	(498)	(15,866)
Issuance of Common Stock	50	—

Financing Cash Flow	(3,698)	(17,411)

Increase in Cash and Temporary Investments	37,024	23,396
Cash and Temporary Investments, Beginning of Period	2,514	6,246

Cash and Temporary Investments, End of Period	$39,538	$29,642

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains (Losses)	$(455)	$—

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2004

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands of Dollars)
Balance September 30, 2004	10,373,700	$109,241	$101,574	$(34,614)	$176,201
Comprehensive Income:
Net Income	—	—	6,543	—	6,543
Change in Derivative Fair Value (Net of Tax of $506)	—	—	—	(940)	(940)
Change in Unrealized Securities Gains	—	—	—	1	1
Recognition of Deferred Losses in Net Income (Net of Tax of $51)	—	—	—	95	95

Total Comprehensive Income	—	—	—	—	5,699

Cash Dividends Declared	—	—	(519)	—	(519)

Stock Options Exercised	9,000	50	—	—	50

Balance December 31, 2004	10,382,700	$109,291	$107,598	$(35,458)	$181,431

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. The Company operates its business as one domestic segment - the production and sale of refined sugar and related products.

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

Earnings Per Share

In December 2004, the Financial Accounting Standards Board revised Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”). The revised statement requires the recording of compensation expense for the fair value of stock options and other equity-based compensation awards. The Company expects to adopt this standard during the fourth quarter of fiscal 2005, using the modified prospective method.

As permitted by the original Statement of Financial Accounting Standards No. 123, as amended by SFAS 148, the Company measures (and expects to continue measuring until the adoption of SFAS 123R in the fourth quarter) compensation cost using the intrinsic value method prescribed in by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s reported net income and net income per share would have been different had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method of accounting as shown in the pro forma amounts below (in thousands of dollars, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Net income, as reported	$6,543	$3,513
Deduct: Total stock-based employee compensation expense determined under fair value based method	(51)	(427)

Pro forma net income	$6,492	$3,086
Net income per share, Basic:
As reported	$0.63	$0.35
Pro forma	$0.63	$0.31
Net income per share, Diluted:
As reported	$0.59	$0.32
Pro forma	$0.58	$0.28

For purpose of estimating the fair value of options on their date of grant, the Black-Scholes option-pricing model was used with the following assumptions:

Expected stock price volatility	3.9 - 30.8%
Risk-free interest rate	2.5 - 4.2%
Expected life of options	5.0 years

2. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	December 31, 2004	September 30, 2004
Senior revolving credit facility	$—	$3,250
Industrial revenue bonds	1,500	1,500
Non-interest bearing notes	6,793	7,291

Total long-term debt	8,293	12,041

Less current maturities	2,147	5,334

Long-term debt, net	$6,146	$6,707

In December 2004, the Company amended its existing senior secured revolving credit facility (“Revolver”) to provide for loans of up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustments). This facility is used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The Revolver matures on December 31, 2008 and will have no financial covenants so long as average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) exceeds $20 million; otherwise a minimum EBITDA test would apply. The Revolver limits our ability to pay dividends or repurchase stock, if our average total liquidity, after adjustment on a pro forma basis for such payment, is less than $20 million.

The Revolver is secured by our cash and temporary investments, accounts receivable, inventory, certain investments and certain property, plant and equipment. All subsidiaries of the Company are borrowers or guarantors under the facility.

Although the final maturity of the Revolver is December 31, 2008, the Company classifies debt under the Revolver as current, pursuant to Emerging Issues Task Force Issue 95-22. The agreement contains a subjective acceleration clause which can be exercised if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

3. CONTINGENCIES

The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position, or cash flows.

In conjunction with the closure of the Sugar Land, Texas refinery in December 2002, the refinery’s union filed three similar grievances alleging the Company owed unspecified severance benefits pursuant to the collective bargaining agreement. The Company contested the grievances, and an arbitrator’s decision on the first grievance, announced in December 2003, agreed with the Company’s position and denied the grievance. The Company believes that the two remaining severance grievances are without merit and that the risk of loss in this matter is remote. The Company is also involved in litigation with an ex-employee who asserted a claim subsequent to his termination from the Company. The Company believes that the risk of material loss in this matter is remote.

In connection with the sales of the Diamond Crystal Brands (“DCB”) foodservice business and the beet factories in 2002, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. To date, one indemnity claim of $0.2 million has been asserted and the Company does not believe any future claim, if asserted, would be material to the Company’s consolidated financial position, results of operations or cash flows. In December 2004, $9.0 million was released to the Company from escrow relating to the sale of the DCB business. The remaining escrow balance from this transaction is $0.2 million.

In connection with the sale of a subsidiary in 2002, the buyer assumed $18.5 million of industrial revenue bonds, with final maturity in 2025. The Company remains contingently liable for repayment of the bonds under a guaranty arrangement and does not believe that a liability is probable. The Company has recorded $3 million as a non-current liability for its fair value pursuant to Financial Interpretation No. 45.

4. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Net income	$6,543	$3,513

Effect of assumed conversions	—	—

Adjusted net income	$6,543	$3,513

Average shares outstanding	10,377,841	10,047,500
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	732,171	808,444

Adjusted average shares	11,110,012	10,855,944

Basic EPS from net income	$0.63	$0.35

Diluted EPS from net income	$0.59	$0.32

(1)	Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended December 31, 2004, that could potentially dilute EPS in the future, were options to purchase 4,000 shares of common stock; there were no anti-dilutive securities for the three months ended December 31, 2003.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months ended December 31, 2004 and 2003 were (in thousands):

	Three Months Ended December 31,
	2004	2003
Pension Plans
Service Cost	$325	$325
Interest Cost	3,639	3,579
Expected Return on Plan Assets	(3,553)	(3,710)
Amortization of Prior Service Cost	32	26
Recognized Actuarial Loss	161	115

Total Net Periodic Benefit Costs	$604	$335

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$6
Interest Cost	302	296
Amortization of Prior Service Cost	(265)	(159)
Recognized Actuarial Loss	175	75

Total Net Periodic Benefit Costs	$215	$218

Pension plan contributions, which are based on regulatory requirements, totaled $0.2 million during the three months ended December 31, 2004; contributions during the remainder of fiscal 2005 are expected to be approximately $1.3 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

Three Months Ended December 31, 2004

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 95% of our net revenues.

	Three Months Ended December 31,
	2004	2003
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$250	$247
By-product Sales	8	8
Beet Seed Sales and Other Revenue	2	1

Net Sales	$260	$256

Sugar sales volumes and prices were:

	Three Months Ended December 31,
	2004		2003
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	4,731	$26.60	4,748	$26.62
Consumer	2,929	32.51	2,819	33.13
Foodservice	937	30.76	843	32.19

Sugar Sales	8,597	$29.07	8,410	$29.36

Net sales increased 1.6% for the three months ended December 31, 2004 compared to the same period in the prior year. Sugar sales volumes were greater than prior year, primarily due to a 3.9% increase in consumer volume and an 11.2% increase in foodservice volume. Average sugar prices decreased compared to the prior year period by $0.29, or 1.0%. A surplus of sugar on the market, primarily as a result of large domestic sugarbeet crops, resulted in the decrease in prices in the three months ended December 31, 2004 versus 2003. Industrial prices did not decline as much as consumer and foodservice due to a positive shift in product mix for the period, as lower priced world sales volumes were less than the previous year.

For the three months ended December 31, 2004, gross margin as a percentage of sales decreased to 7.2% from 8.3% in the prior year quarter. This decrease is primarily due to lower sales prices and higher energy costs, as well as increased costs for warehousing, manufacturing costs and a shift in the product mix. Absent a change in supply and demand fundamentals in the domestic sugar industry or significant decreases in energy costs, we expect this trend of lower margins to continue this fiscal year. Raw material costs decreased, helping to partially offset the other cost increases. Our cost of raw cane sugar, which is the raw material for approximately 85% of our sugar sales, decreased from $21.46 per cwt (on a raw market basis) for the quarter ended December 31, 2003 to $20.55 per cwt for the current quarter, resulting in a 2.5% improvement in gross margin. Local taxes in the current year are higher in part due to the effect of a benefit in the prior year of a sales tax credit under an economic incentive agreement associated with our Louisiana refinery not continued in the current year. In addition to sales taxes, increased costs of packaging materials and waste treatment were the primary reasons for higher manufacturing costs, which negatively affected gross margin by 1.4%. Energy costs also contributed to decreased margins by 0.9% this quarter compared to the same period one year ago.

Energy costs increased over the past year and we expect them to continue to be a larger part of our costs for the remainder of fiscal 2005. We expect to purchase over 4 million mmbtu of natural gas in fiscal 2005 and our average cost of natural gas after applying gains and losses from hedging activity increased to $6.89 per mmbtu in the current quarter from $4.87 per mmbtu in the comparable prior year’s quarter. As of January 14, 2005 we had purchased or hedged approximately 63% of our natural gas requirements for fiscal 2005. If the remaining 37% were purchased at the traded futures prices on that date, our natural gas costs in 2005 would increase approximately $1.73 per mmbtu. The costs of our other energy sources have also increased. We have contracted for our coal supplies for 2005 of approximately 2.5 million mmbtu, at rates that are $1.53 per mmbtu higher than fiscal 2004. If we were to purchase the remaining uncontracted portion of our anticipated energy requirements at prices equal to the prevailing futures market price on January 14, 2005, energy costs for the full year of fiscal 2005, including previously priced amounts, would be approximately $11 million higher than in fiscal 2004. In addition, increased energy costs have had an adverse effect on our transportation costs and generally we have been unable to pass on such additional costs to our customers.

Selling, general and administrative expense decreased $1.0 million or 8.6% for the period ended December 31, 2004, compared to the same period for 2003. The decreases in the current year are related to a $0.7 million severance charge in the first quarter of the prior year, as well as lower bad debt and incentive compensation expenses in the current quarter. These savings were partially offset by increases in medical and advertising and marketing expenses in the current year period compared to the prior year period. We expect to experience higher selling, general and administrative expenses during the remainder of this fiscal year as previously open management positions have now been filled and benefit costs are also expected to increase versus fiscal year 2004.

We sold a number of non-operating assets during the three months ended December 31, 2004, including land and a warehouse in Georgia for a gain of approximately $2.7 million, a royalty interest in a coal seam methane gas project for a gain of approximately $1.9 million and wastewater rights and emission reduction credits at closed factories for a gain of $0.9 million.

As a result of the items discussed above, operating income (including gains on asset sales) improved from $6.3 million for the quarter ended December 31, 2003 to $10.6 million for the quarter ended December 31, 2004. However, as a result of the market conditions described above, currently we anticipate operating profitability (excluding gains and losses on asset sales) is likely to decline significantly in fiscal year 2005 from fiscal year 2004 performance.

Recent weather events and other factors have disrupted rail service in our California operations which, should they continue in the near future, could adversely affect the start of our spring sugarbeet campaigns.

The Company’s lower borrowing level in fiscal 2005, as well as reduced interest costs related to the refinancing of the bank agreement, were the primary reasons for the decrease in interest expense for the quarter ended December 31, 2004 compared to 2003. Additionally, in the prior year, the Company recorded an additional $0.2 million of interest expense related to a change in estimate of the remaining term of deferred debt costs due to the early payoff of the term debt.

We are not currently paying federal income taxes on our earnings as a result of net operating loss carryforwards from prior periods.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings under an agreement which was amended in December 2004 to provide for up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustment) of senior secured revolving credit loans (the “Revolver”) at rates that are lower than the previous facility and which provide more capital structure flexibility and less restrictive covenants. At December 31, 2004 we had no outstanding borrowings under the Revolver and had borrowing capacity of $78.7 million, after deducting outstanding letters of credit totaling $22.5 million.

The Revolver, which expires in December 2008, is secured by our cash and temporary investments, accounts receivable, inventory, certain investments and certain property, plant and equipment. Each of our subsidiaries is either a borrower or a guarantor under the facility. The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness

•	incur other liens

•	undergo any fundamental changes

•	engage in transactions with affiliates

•	enter into sale and leaseback transactions

•	change our fiscal periods

•	enter into mergers or consolidations

•	sell assets

•	prepay other debt

In addition, in the event that our average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million.

The Revolver also includes customary events of default, including a change of control. Borrowings are generally available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2008, we classify debt under the Revolver as current, pursuant to Emerging Issues Task Force Issue 95-22 as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse effect, and provides the lenders direct access to our cash receipts.

Our capital expenditures for the three months ended December 31, 2004 were $2.2 million, primarily for technology, productivity and packaging improvements. Capital expenditures in fiscal 2005 are expected to total approximately $20 million, $11 million related to productivity and packaging improvements, $6 million of expenditures related to normal replacement of factory equipment, and $3 million of technology investments (primarily an Enterprise Resource Planning system).

On December 7, 2004, our Board of Directors instituted a regular quarterly dividend and declared a cash dividend of $0.05 per share, which was paid on January 26, 2005 to shareholders of record on January 12, 2005.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2004.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of December 31, 2004.

	Expected Maturity Fiscal 2005	Expected Maturity Fiscal 2006
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	3,650,000	181,000
Weighted Average Contract Price (per cwt.)	$20.64	$21.01
Contract Amount	$75,322,000	$3,812,000
Weighted Average Fair Value (per cwt.)	$20.77	$20.79
Fair Value	$75,807,000	$3,772,000

	Expected Maturity Fiscal 2005	Expected Maturity Fiscal 2006
World Futures Contracts (net long positions):
Contract Volumes (cwt.)	402,000	85,000
Weighted Average Contract Price (per cwt.)	$8.79	$8.59
Contract Amount	$3,533,000	$731,000
Weighted Average Fair Value (per cwt.)	$9.09	$9.15
Fair Value	$3,656,000	$779,000

Expected Maturity Fiscal 2005
World Trading Positions (short positions):
Contract Volumes (cwt.)	218,000
Weighted Average Contract Price (per cwt.)	$8.89
Contract Amount	$1,942,000
Weighted Average Fair Value (per cwt.)	$9.04
Fair Value	$1,974,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

The information in the table below presents our natural gas futures positions outstanding as of December 31, 2004.

	Expected Maturity Fiscal 2005	Expected Maturity Fiscal 2006
Futures Contracts (net long positions):
Contract Volumes (mmbtu)	1,330,000	50,000
Weighted Average Contract Price (per mmbtu)	$7.25	$6.94
Contract Amount	$9,648,000	$347,000
Weighted Average Fair Value (per mmbtu)	$6.14	$6.21
Fair Value	$8,172,000	$311,000

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting except those required by the partial implementation of our new Enterprise Resource Planning system.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On February 1, 2005, the Company held its annual meeting of shareholders and voted on four proposals.

(1)	Two directors were elected with votes cast as follows:

Nominee	Votes for	Votes withheld
Gaylord O. Coan	7,940,939	1,594,031
James A. Schlindwein	8,008,712	1,526,258

(2)	A proposal to amend the Company’s Long-term Incentive Plan was approved with votes cast as follows:

Votes for	Votes against	Abstentions	Broker Non-votes
4,179,883	3,403,916	5,612	1,945,559

(3)	The shareholders ratified the appointment of Deloitte & Touche L.L.P. as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2005, with votes cast as follows:

Votes for	Votes against	Abstentions
8,455,290	21,433	1,058,247

(4)	The shareholders approved a shareholder proposal regarding the Company’s Shareholder Rights Plan, with votes cast as follows:

Votes for	Votes against	Abstentions	Broker Non-votes
4,013,796	3,555,453	20,162	1,945,559

Item 6. Exhibits

(a)	Exhibits

	31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

	31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

	32.1	Chief Executive Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

	32.2	Chief Financial Officer Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: February 2, 2005	By:	/s/ Darrell D. Swank
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