Form 10-Q
period 2005-03-31
IMPERIAL SUGAR CO /NEW/
filed 2005-05-05
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 2, 2005 there were 10,548,267 shares of common stock, without par value, of the registrant outstanding.

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	September 30, 2004
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$49,278	$2,514
Marketable Securities	1,688	1,688
Accounts Receivable, Net	45,750	74,883
Inventories:
Finished Products	49,217	96,506
Raw and In-Process Materials	57,021	55,261
Supplies	12,661	10,155

Total Inventory	118,899	161,922
Deferred Costs and Prepaid Expenses	19,965	5,824
Assets Held for Sale	4,982	372

Total Current Assets	240,562	247,203
Other Investments	1,982	2,002
Property, Plant and Equipment, Net	132,529	138,136
Deferred Income Taxes, Net	20,189	23,887
Other Assets	4,772	4,582

Total	$400,034	$415,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$64,074	$77,849
Current Maturities of Long-Term Debt	2,211	5,334
Other Current Liabilities	28,870	33,647

Total Current Liabilities	95,155	116,830

Long-Term Debt, Net of Current Maturities	5,568	6,707
Deferred Employee Benefits and Other Liabilities	116,629	116,072
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 10,548,267 and 10,373,700 Shares Issued and Outstanding at March 31, 2005 and September 30, 2004	109,745	109,241
Retained Earnings	106,524	101,574
Accumulated Other Comprehensive Loss	(33,587)	(34,614)

Total Shareholders’ Equity	182,682	176,201

Total	$400,034	$415,810

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$206,888	$209,615	$466,917	$465,613

Cost of Sales	194,934	192,820	436,207	427,660
Selling, General and Administrative Expense	10,224	9,750	20,685	21,198
Depreciation and Amortization	3,924	3,436	7,759	6,738
Loss (Gain) on Asset Sales	(412)	(81)	(6,580)	37

Total	208,670	205,925	458,071	455,633

Operating Income (Loss)	(1,782)	3,690	8,846	9,980
Interest Expense, Net	(410)	(1,696)	(1,161)	(2,946)
Change in Fair Value of Interest Rate Swaps	—	(11)	—	138
Other Income, Net	487	544	996	748

Income (Loss) Before Income Taxes	(1,705)	2,527	8,681	7,920
Provision (Benefit) for Income Taxes	(631)	890	3,212	2,770

Net Income (Loss)	$(1,074)	$1,637	$5,469	$5,150

Earnings (Loss) per Share of Common Stock:
Basic	$(0.10)	$0.16	$0.52	$0.51

Diluted	$(0.10)	$0.15	$0.50	$0.48

Weighted Average Shares Outstanding:
Basic	10,458,401	10,173,357	10,417,678	10,110,085

Diluted	10,458,401	10,812,884	11,035,338	10,726,235

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended March 31,
	2005	2004
	(In Thousands of Dollars)
Operating Activities:
Net Income	$5,469	$5,150
Adjustments for Non-Cash and Non-Operating Items:
Reclassification Adjustment from Accumulated Other Comprehensive Income (Loss) to Net Income	(1,024)	1,614
Change in Fair Value of Interest Rate Swaps	—	(138)
Cash Settlements on Derivative Instruments	(552)	22
Depreciation and Amortization	7,759	6,738
Loss (Gain) on Sale of Assets	(6,580)	37
Deferred Income Taxes	3,212	2,770
Other	446	1,023
Changes in Operating Assets and Liabilities:
Accounts Receivable	24,162	11,259
Inventories	43,023	63,358
Deferred Costs and Prepaid Expenses	(14,142)	(7,656)
Accounts Payable, Trade	(13,775)	(17,445)
Other Liabilities	(4,365)	(7,646)

Net Cash Provided by Operating Activities	43,633	59,086

Investing Activities:
Capital Expenditures	(7,140)	(7,959)
Proceeds from Sale of Assets	6,164	2,362
Proceeds from Collection of Notes Receivable	—	13,081
Collection of Escrow from Sale of Foodservice Business	8,994	—
Other	(610)	631

Investing Cash Flow	7,408	8,115

Financing Activities:
Short-Term Borrowings, Net	—	(2,526)
Revolving Credit Repayments	(3,250)	—
Repayment of Long-Term Debt	(1,012)	(27,712)
Issuance of Common Stock	504	1,287
Dividends	(519)	—

Financing Cash Flow	(4,277)	(28,951)

Increase in Cash and Temporary Investments	46,764	38,250
Cash and Temporary Investments, Beginning of Period	2,514	6,246

Cash and Temporary Investments, End of Period	$49,278	$44,496

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains (Losses)	$552	$—

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2005

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands of Dollars)
Balance September 30, 2004	10,373,700	$109,241	$101,574	$(34,614)	$176,201
Comprehensive Income:
Net Income	—	—	5,469	—	5,469
Change in Unrealized Securities Gains (Net of Tax of $1)	—	—	—	2	2
Change in Derivative Fair Value (Net of Tax of $193)	—	—	—	359	359
Recognition of Deferred Gains in Net Income (Net of Tax of $358)	—	—	—	666	666

Total Comprehensive Income	—	—	—	—	6,496
Cash Dividends Declared	—	—	(519)	—	(519)

Stock Options Exercised and Restricted Stock Granted	174,567	504	—	—	504

Balance March 31, 2005	10,548,267	$109,745	$106,524	$(33,587)	$182,682

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2005 AND 2004

(unaudited)

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123R). The revised statement requires the recording of compensation expense for the fair value of stock options and other equity-based compensation awards. In April 2005, the Securities and Exchange Commission delayed the implementation date of this pronouncement to fiscal years beginning after June 15, 2005. The Company expects to adopt this standard during the first quarter of fiscal 2006, using the modified prospective method.

In November 2004, the Financial Accounting Standards Board issued Financial Accounting Standard No. 151, Inventory Costs (SFAS 151). This statement is an amendment to the guidance in Accounting Research Bulleting 43, Chapter 4, “Inventory Pricing”, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. According to the statement, those items must be recognized as current period charges regardless of whether they meet the criteria of abnormal. This statement is effective for periods beginning after June 15, 2005. The Company is evaluating the effect of this statement on its consolidated financial statements.

Earnings Per Share

As permitted by the original Statement of Financial Accounting Standards No. 123, as amended by SFAS 148, the Company measures (and expects to continue measuring until the adoption of SFAS 123R in fiscal 2006) compensation cost using the intrinsic value method prescribed in by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s reported net income (loss) and net income (loss) per share would have been different had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method of accounting as shown in the pro forma amounts below (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(1,074)	$1,637	$5,469	$5,150
Deduct: Total stock-based employee compensation expense determined under fair value based method	(83)	(107)	(135)	(195)

Pro forma net income (loss)	$(1,157)	$1,530	$5,334	$4,955

Net income (loss) per share, Basic:
As reported	$(0.10)	$0.16	$0.52	$0.51

Pro forma	$(0.11)	$0.15	$0.51	$0.49

Net income (loss) per share, Diluted:
As reported	$(0.10)	$0.15	$0.50	$0.48

Pro forma	$(0.11)	$0.14	$0.48	$0.46

For purpose of estimating the fair value of options on their date of grant, the Black-Scholes option-pricing model was used with the following assumptions:

Expected stock price volatility	3.9-30.8%
Risk-free interest rate	2.5 -4.2%
Expected life of options	5.0 years

2. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	March 31, 2005	September 30, 2004
Senior revolving credit facility	$—	$3,250
Industrial revenue bonds	1,500	1,500
Non-interest bearing notes	6,279	7,291

Total long-term debt	7,779	12,041
Less current maturities	2,211	5,334

Long-term debt, net	$5,568	$6,707

In December 2004, the Company amended its existing senior secured revolving credit facility (“Revolver”) to provide for loans of up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustments). This facility is used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The Revolver matures on December 31, 2008 and has no financial covenants so long as average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) exceeds $20 million; otherwise a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”) test would apply. The Revolver limits our ability to pay dividends or repurchase stock, if our average total liquidity, after adjustment on a pro forma basis for such payment, is less than $20 million.

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

In conjunction with the closure of the Sugar Land, Texas refinery in December 2002, the refinery’s union filed three similar grievances alleging the Company owed unspecified severance benefits pursuant to the collective bargaining agreement. The Company contested the grievances, and a series of arbitrators’ decisions agreed with the Company’s position and denied all grievances; the final decision was issued in March 2005. The Company is also involved in litigation with an ex-employee who asserted a claim subsequent to his termination from the Company. The Company believes that the risk of material loss in this matter is remote.

In connection with the sales of the Diamond Crystal Brands (“DCB”) foodservice business and the beet factories in 2002, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. In December 2004 $9.0 million was released to the Company from escrow relating to the sale of the DCB business. To date, one indemnity claim of $0.2 million was asserted and partially settled, leaving an escrow balance from this transaction of less than $0.1 million. The Company does not believe any future claim, if asserted, would be material to the Company’s consolidated financial position, results of operations or cash flows.

In connection with the sale of a subsidiary in 2002, the buyer assumed $18.5 million of industrial revenue bonds, with final maturity in 2025. The Company remains contingently liable for repayment of the bonds under a guaranty arrangement and does not believe that a liability is probable. The Company has recorded $3 million as a non-current liability for the fair value of the guarantee pursuant to Financial Interpretation No. 45.

4. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss)	$(1,074)	$1,637	$5,469	$5,150

Average shares outstanding	10,458,401	10,173,357	10,417,678	10,110,085
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	—	639,527	617,660	616,150

Adjusted average shares	10,458,401	10,812,884	11,035,338	10,726,235

Basic EPS from net income (loss)	$(0.10)	$0.16	$0.52	$0.51

Diluted EPS from net income (loss)	$(0.10)	$0.15	$0.50	$0.48

(1)	Anti-dilutive securities excluded from the computation of diluted EPS for the six months ended March 31, 2005, that could potentially dilute EPS in the future, were options to purchase 221,567 shares of common stock; all options were antidilutive for the three-month period due to the fact that there was a net loss. There were 44,000 anti-dilutive securities excluded for the three and six months ended March 31, 2004.

During the six-month period ended March 31, 2005, the Company granted options to purchase 159,250 shares of common stock at a weighted average price of $14.96 per share and granted 62,317 shares of restricted stock. These options and restricted shares vest over a three-year period and the options expire ten years after the date of grant. Options to purchase 112,250 shares of common stock, with an average price of $4.70 were exercised during the six months ended March 31, 2005; additionally, 10,750 stock appreciation rights were exercised at a price of $1.35 during that same time period.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and six months ended March 31, 2005 and 2004 were (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Pension Plans
Service Cost	$325	$325	$650	$650
Interest Cost	3,639	3,579	7,278	7,158
Expected Return on Plan Assets	(3,553)	(3,710)	(7,106)	(7,420)
Amortization of Prior Service Cost	32	26	64	52
Recognized Actuarial Loss	161	115	322	229

Total Net Periodic Benefit Costs	$604	$335	$1,208	$669

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$2	$6	$8
Interest Cost	302	96	604	392
Amortization of Prior Service Cost	(265)	(91)	(530)	(250)
Recognized Actuarial Loss	175	33	350	108

Total Net Periodic Benefit Costs	$215	$40	$430	$258

Pension plan contributions, which are based on regulatory requirements, totaled $0.2 million and $0.4 million during the three and six months ended March 31, 2005; contributions during the remainder of fiscal 2005 are expected to be approximately $1.1 million.

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

Results of Operations

Three and Six Months Ended March 31, 2005

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 95% of our net revenues.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$197	$199	$447	$446
By-product Sales	5	6	13	14
Other Revenue	5	5	7	6

Net Sales	$207	$210	$467	$466

Sugar sales volumes and prices were:

	Three Months Ended March 31,				Six Months Ended March 31,
	2005		2004		2005		2004
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	3,811	$27.45	3,591	$28.30	8,238	$27.49	7,794	$28.46
Consumer	1,904	31.69	2,020	31.79	4,833	32.19	4,840	32.57
Foodservice	883	31.02	876	31.96	1,820	30.89	1,717	32.07

Domestic Sales	6,598	$29.15	6,487	$29.87	14,891	$29.43	14,352	$30.28
World/Toll Sales	415	11.35	598	8.61	718	12.16	1,143	9.92

Sugar Sales	7,013	$28.10	7,085	$28.08	15,610	$28.63	15,495	$28.78

Net sales decreased 1.3% for the three months ended March 31, 2005 compared to the same period in the prior year. Domestic sugar volumes increased 1.7% for the quarter, as more aggressive industrial selling increased volumes 6.1%, while consumer volumes decreased 5.7% due to competitive pressures in the private label sector, offsetting increases in branded consumer volumes. For the six months ended March 31, 2005, domestic volumes increased 3.7%, lead by higher industrial sales and a 6.0% increase in foodservice volume due to increased sales efforts to build the foodservice business through our major key distributors. Overall domestic sales prices were 2.4% lower for the quarter and 2.8% lower for the first six months of the year, reflecting the effects of a highly competitive market due to a large domestic sugarbeet crop, resulting in oversupply to the market. Toll volumes (processing of customer owned raw sugar) decreased in both the three and six month periods of the current year. Average world sugar sales prices increased in both the three and six month periods, which, along with the decrease in lower priced toll volumes, resulted in higher average world/toll prices reflected in the table above.

Other revenue includes $1.2 million and $2.1 million of sales of USDA marketing allotments to other domestic processors during the three and six month periods of the current year, compared to $0.2 million of allotment sales in the comparable prior year periods. Also included in other revenue is marketing revenue. In fiscal 2005, we expect to finalize the amendment to the marketing agreement with Michigan Sugar Company (MSC), such that MSC will now conduct its own marketing and we will handle the administrative processes related to the sugar sales. The term of the agreement will remain the same and the economics of the amended agreement are intended to be relatively neutral.

For the three months ended March 31, 2005, gross margin as a percentage of sales decreased to 5.8% from 8.0% in the prior year quarter. The year-to-date periods reflected a similar decrease for fiscal 2005 versus 2004 with gross margin decreasing to 6.6% from 8.2%. The decrease in gross margin percentage for the three and six month periods is primarily due to lower sales prices along with higher energy, freight and manufacturing costs in the current year, offset in part by lower raw sugar costs. Energy costs were $2.1 million higher for the three months and $4.5 million higher for the six months ended March 31, 2005, amounting to a reduction of gross margin percentage of 1.0% in each period. In addition, increased energy costs have had an adverse effect on our transportation costs and generally we have been unable to pass on such costs to our customers. Higher freight costs decreased gross margin percentage by 0.2% and 0.3% for the three and six month periods, respectively. Our cost of raw cane sugar decreased from $21.04 per cwt (on a raw market basis) for the quarter ended March 31, 2004 to $20.52 per cwt for the current quarter, and from $21.27 per cwt to $20.54 per cwt for the year-to-date periods. Lower raw sugar costs increased our gross margin percentage 1.6% and 2.1% for the three and six month periods, but not enough to fully offset the decline in sugar sales prices noted above. Manufacturing costs for the three and six month periods ended March 31, 2005 were higher primarily due to higher packaging costs in the current year and sales and property tax credits in the prior year. Local taxes in the current year are higher in part due to the effect of a benefit in the prior year of a sales tax credit under an economic incentive agreement associated with our Louisiana refinery which has been fully exhausted.

Energy costs increased over the past year and we expect them to continue to be a larger part of our costs for the remainder of fiscal 2005. We expect to purchase over 4 million mmbtu of natural gas in fiscal 2005 and our average cost of natural gas after applying gains and losses from hedging activity increased to $8.04 per mmbtu in the current quarter from $5.91 per mmbtu in the comparable prior year’s quarter and to $7.36 from $5.31 in the year-to-date period. As of April 29, 2005 we had purchased or hedged approximately 73% of our natural gas requirements for fiscal 2005. If the remaining 27% were purchased at the traded futures prices on that date, our natural gas costs in 2005 would increase approximately $1.88 per mmbtu. The costs of our other energy sources have also increased. We have contracted for our coal supplies for 2005 of approximately 2.5 million mmbtu, at rates that are $1.53 per mmbtu higher than fiscal 2004. If we were to purchase the remaining uncontracted portion of our anticipated energy requirements at prices equal to the prevailing futures market price on April 29, 2005, energy costs for the full year of fiscal 2005, including previously priced amounts, would be approximately $12 million higher than in fiscal 2004.

Selling, general and administrative expense increased $0.5 million or 4.9% for the three months ended March 31, 2005, compared to the same period for 2004. The increases in the current year are related to a $0.3 million employee separation charge in the current quarter, as well as increased advertising expense, professional services fees, insurance and medical expense. These were partially offset by lower bad debt, incentive compensation and recruiting expenses in the current quarter. For the year-to-date period, selling, general and administrative costs decreased by $0.5 million or 2.4% due to decreased bad debt costs, incentive compensation accruals and advertising costs, partially offset by increased professional services fees and benefit costs. We expect to experience higher selling, general and administrative expenses during the remainder of this fiscal year as previously open management positions have now been filled and professional services fees and benefit costs are also expected to increase versus fiscal year 2004.

Depreciation expense has increased $0.5 million and $1.0 million in the three and six-month periods ended March 31, 2005 compared to those same periods in the prior year. This increase is primarily due to capital projects recently placed in service including our new Enterprise Resource Planning system.

We sold various assets during the six months ended March 31, 2005, including land and a warehouse in Georgia for a gain of approximately $2.7 million, a royalty interest in a coal seam methane gas project for a gain of approximately $1.9 million and wastewater rights and emission reduction credits at closed factories for a gain of $0.9 million. In April 2005, we signed a definitive agreement to sell our former Sugar Land refinery, which has a net book value of $4.6 million, for $7 million. The sale, which is expected to close in fiscal 2006, is subject to normal due diligence and other matters including creation of certain tax-advantaged financing districts, which require state and local approval.

Operating income (including gains on asset sales) decreased from $3.7 million for the three months ended March 31, 2004 to a negative $1.8 million for three months ended March 31, 2005, and decreased from $10.0 million to $8.8 million for the six month period. As a result of the market conditions described above, currently we anticipate operating profitability (excluding gains and losses on asset sales) is likely to decline significantly in fiscal year 2005 from fiscal 2004 performance.

The Company’s lower borrowing level in fiscal 2005, as well as reduced interest costs and fees related to the refinancing of the bank agreement, were the primary reasons for the decrease in interest expense for the quarter and year-to-date periods ended March 31, 2005 compared to 2004. Additionally, in the prior year, the Company recorded an additional $0.7 million of interest expense related to a change in estimate of the remaining term of deferred debt costs due to the early payoff of the term debt.

We are not currently paying federal income taxes on our earnings as a result of net operating loss carryforwards from prior periods.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings under an agreement which was amended in December 2004 to provide for up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustment) of senior secured revolving credit loans (the “Revolver”) at rates that are lower than the previous facility and which provide more capital structure flexibility and less restrictive covenants. At March 31, 2005 we had no outstanding borrowings under the Revolver and had borrowing capacity of $77.6 million, after deducting outstanding letters of credit totaling $22.4 million.

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

In addition, in the event that our average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization. The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million.

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

Our capital expenditures for the six months ended March 31, 2005 were $7.1 million, primarily for technology, productivity and packaging improvements. Capital expenditures in fiscal 2005 are expected to total approximately $18 million, $10 million related to productivity and packaging improvements, $6 million of expenditures related to normal replacement of factory equipment, and $2 million of technology investments (primarily an Enterprise Resource Planning system).

On December 7, 2004, our Board of Directors instituted a regular quarterly dividend and declared a cash dividend of $0.05 per share, which was paid on January 26, 2005 to shareholders of record on January 12, 2005. On May 3, 2005 our Board of Directors declared a cash dividend of $0.05 per share to shareholders of record on May 17, 2005, which is payable on May 27, 2005.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations. Our ability to effectively hedge raw sugar purchases is limited by the illiquidity in the domestic raw sugar futures market. Gains and losses on raw sugar futures and options are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period of the purchase.

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of March 31, 2005.

	Expected Maturity Fiscal 2005	Expected Maturity Fiscal 2006
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	2,483,000	379,000
Weighted Average Contract Price (per cwt.)	$20.75	$20.88
Contract Amount	$51,521,000	$7,906,000
Weighted Average Fair Value (per cwt.)	$20.75	$20.75
Fair Value	$51,522,000	$7,855,000

	Expected Maturity Fiscal 2005	Expected Maturity Fiscal 2006
World Futures Contracts (net long positions):
Contract Volumes (cwt.)	680,000	227,000
Weighted Average Contract Price (per cwt.)	$8.72	$8.94
Contract Amount	$5,928,000	$2,032,000
Weighted Average Fair Value (per cwt.)	$8.73	$9.04
Fair Value	$5,938,000	$2,055,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

The information in the table below presents our natural gas futures positions outstanding as of March 31, 2005.

	Expected Maturity Fiscal 2005	Expected Maturity Fiscal 2006
Futures Contracts (net long positions):
Contract Volumes (mmbtu)	1,250,000	50,000
Weighted Average Contract Price (per mmbtu)	$6.59	$6.94
Contract Amount	$8,240,000	$347,000
Weighted Average Fair Value (per mmbtu)	$7.81	$7.94
Fair Value	$9,764,000	$397,000

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting except those required by the partial implementation of our new Enterprise Resource Planning system.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: May 4, 2005	By:	/s/ H. P. Mechler
H. P. Mechler
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