Form 10-Q
period 2005-06-30
IMPERIAL SUGAR CO /NEW/
filed 2005-08-04
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 1, 2005 there were 10,556,067 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding a possible future transaction with Schultze Asset Management LLC, future market prices and margins, future energy costs, future operating results, sugarbeet acreage, operating efficiencies, future government and legislative action, future cost savings, future benefit costs, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

• expect	• project	• estimate
• believe	• anticipate	• likely
• plan	• intend	• could
• should	• may	• predict
• budget	• possible

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, completion of any possible transaction, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, available quantity and quality of sugarbeets, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and other SEC filings.

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	September 30, 2004
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$17,419	$2,514
Marketable Securities	1,449	1,688
Accounts Receivable, Net	62,371	74,883
Inventories:
Finished Products	67,771	96,506
Raw and In-Process Materials	44,370	55,261
Supplies	13,544	10,155

Total Inventory	125,685	161,922
Deferred Costs and Prepaid Expenses	14,511	5,824
Assets Held for Sale	4,982	372

Total Current Assets	226,417	247,203
Other Investments	2,196	2,002
Property, Plant and Equipment, Net	132,094	138,136
Deferred Income Taxes, Net	22,457	23,887
Other Assets	4,651	4,582

Total	$387,815	$415,810

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable, Trade	$50,099	$77,849
Current Maturities of Long-Term Debt	2,277	5,334
Other Current Liabilities	35,334	33,647

Total Current Liabilities	87,710	116,830

Long-Term Debt, Net of Current Maturities	4,974	6,707
Deferred Employee Benefits and Other Liabilities	116,791	116,072
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 10,556,067 and 10,373,700 Shares Issued and Outstanding at June 30, 2005 and September 30, 2004	109,881	109,241
Retained Earnings	101,502	101,574
Accumulated Other Comprehensive Loss	(33,043)	(34,614)

Total Shareholders’ Equity	178,340	176,201

Total	$387,815	$415,810

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$236,620	$229,574	$703,537	$695,187

Cost of Sales	228,114	207,966	664,321	635,626
Selling, General and Administrative Expense	11,611	10,517	32,296	31,715
Depreciation and Amortization	4,108	3,608	11,867	10,346
Loss (Gain) on Operating Asset Sales	223	118	(4,503)	155

Total	244,056	222,209	703,981	677,842

Operating Income (Loss)	(7,436)	7,365	(444)	17,345
Interest Expense, Net	(439)	(977)	(1,600)	(3,923)
Change in Fair Value of Interest Rate Swaps	—	—	—	138
Gain on Non-Operating Asset Sales	—	—	1,854	—
Other Income, Net	741	268	1,737	1,016

Income (Loss) Before Income Taxes	(7,134)	6,656	1,547	14,576
Provision (Benefit) for Income Taxes	(2,639)	2,332	573	5,102

Net Income (Loss)	$(4,495)	$4,324	$974	$9,474

Earnings (Loss) per Share of Common Stock:
Basic	$(0.43)	$0.42	$0.09	$0.93

Diluted	$(0.43)	$0.40	$0.09	$0.88

Weighted Average Shares Outstanding:
Basic	10,552,009	10,345,777	10,455,375	10,188,296

Diluted	10,552,009	10,943,718	11,046,937	10,785,470

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended June 30,
	2005	2004
	(In Thousands of Dollars)
Operating Activities:
Net Income	$974	$9,474
Adjustments for Non-Cash and Non-Operating Items:
Reclassification Adjustment from Accumulated Other Comprehensive Income (Loss) to Net Income	(2,418)	1,905
Change in Fair Value of Interest Rate Swaps	—	(138)
Cash Settlements on Derivative Instruments	(74)	(1,484)
Depreciation and Amortization	11,867	10,346
Loss (Gain) on Sale of Assets	(6,357)	155
Deferred Income Taxes	573	5,102
Other	664	2,256
Changes in Operating Assets and Liabilities:
Accounts Receivable	7,541	11,083
Inventories	36,237	16,580
Deferred Costs and Prepaid Expenses	(8,687)	296
Accounts Payable, Trade	(27,750)	(21,493)
Other Liabilities	4,095	(1,844)

Net Cash Provided by Operating Activities	16,665	32,238

Investing Activities:
Capital Expenditures	(11,324)	(12,236)
Proceeds from Sale of Assets	6,456	2,453
Proceeds from Maturity of Securities	1,389	1,901
Investments in Marketable Securities	(1,149)	(1,395)
Proceeds from Collection of Notes Receivable	—	13,081
Collection of Escrow from Sale of Foodservice Business	8,994	—
Other	(837)	(180)

Investing Cash Flow	3,529	3,624

Financing Activities:
Short-Term Borrowings, Net	—	(3,097)
Revolving Credit Repayments	(3,250)	—
Repayment of Long-Term Debt	(1,540)	(28,165)
Issuance of Common Stock	547	1,532
Dividends	(1,046)	—

Financing Cash Flow	(5,289)	(29,730)

Increase in Cash and Temporary Investments	14,905	6,132
Cash and Temporary Investments, Beginning of Period	2,514	6,246

Cash and Temporary Investments, End of Period	$17,419	$12,378

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains	$923	$—

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2005

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2004	10,373,700	$109,241	$101,574	$(34,614)	$176,201
Comprehensive Income:
Net Income	—	—	974	—	974
Change in Unrealized Securities Gains (Net of Tax of $1)	—	—	—	1	1
Change in Derivative Fair Value (Net of Tax of $895)	—	—	—	1,524	1,524
Recognition of Deferred Gains in Net Income (Net of Tax of $27)	—	—	—	46	46

Total Comprehensive Income	—	—	—	—	2,545
Cash Dividends Paid	—	—	(1,046)	—	(1,046)
Stock Options Exercised and Restricted Stock Granted	182,367	640	—	—	640

Balance June 30, 2005	10,556,067	$109,881	$101,502	$(33,043)	$178,340

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2005 AND 2004

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123R). The revised statement requires the recording of compensation expense for the fair value of stock options and other equity-based compensation awards. In April 2005, the Securities and Exchange Commission delayed the implementation date of this pronouncement to fiscal years beginning after June 15, 2005. The Company expects to adopt this standard during the first quarter of fiscal 2006, using the modified prospective method and the Company is evaluating the impact on its consolidated financial statements.

In November 2004, the Financial Accounting Standards Board issued Financial Accounting Standard No. 151, Inventory Costs (SFAS 151). This statement is an amendment to the guidance in Accounting Research Bulletin 43, Chapter 4, “Inventory Pricing”, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. According to the statement, those items must be recognized as current period charges regardless of whether they meet the criteria of abnormal. This statement is effective for periods beginning after June 15, 2005. The Company is evaluating the effect of this statement on its consolidated financial statements.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(4,495)	$4,324	$974	$9,474
Deduct: Total stock-based employee compensation expense determined under fair value based method	(112)	(98)	(247)	(293)

Pro forma net income (loss)	$(4,607)	$4,226	$727	$9,181

Net income (loss) per share, Basic:
As reported	$(0.43)	$0.42	$0.09	$0.93

Pro forma	$(0.44)	$0.41	$0.07	$0.90

Net income (loss) per share, Diluted:
As reported	$(0.43)	$0.40	$0.09	$0.88

Pro forma	$(0.44)	$0.39	$0.07	$0.85

For purpose of estimating the fair value of options on their date of grant the Company used a binomial lattice option-pricing model in fiscal 2005 and the Black-Scholes option-pricing model previously. The following assumptions were used in those models:

Expected stock price volatility	3.9 - 35.0%
Risk-free interest rate	2.5 - 4.2%
Expected life of options	5.0 years

2. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	June 30, 2005	September 30, 2004
Senior revolving credit facility	$—	$3,250
Industrial revenue bonds	1,500	1,500
Non-interest bearing notes	5,751	7,291

Total long-term debt	7,251	12,041

Less current maturities	2,277	5,334

Long-term debt, net	$4,974	$6,707

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

In conjunction with the closure of the Sugar Land, Texas refinery in December 2002, the refinery’s union filed three similar grievances alleging the Company owed unspecified severance benefits pursuant to the collective bargaining agreement. The Company contested the grievances, and a series of arbitrators’ decisions agreed with the Company’s position and denied all grievances; the final decision was issued in March 2005. The Company is involved in litigation with an ex-employee who asserted a claim subsequent to his termination from the Company. The Company believes that the risk of material loss in this matter is remote.

In connection with the sales of the Diamond Crystal Brands (“DCB”) foodservice business and the beet factories in 2002, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, could have been deducted from the related escrow balance. During fiscal 2005, $9.0 million was released to the Company from escrow relating to the sale of the DCB business and the escrow was terminated.

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

4. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(4,495)	$4,324	$974	$9,474

Average shares outstanding	10,552,009	10,345,777	10,455,375	10,188,296
Effect of incremental shares issuable from assumed exercise of stock options under the treasury stock method (1)	—	597,941	591,562	597,174

Adjusted average shares	10,552,009	10,943,718	11,046,937	10,785,470

Basic EPS from net income (loss)	$(0.43)	$0.42	$0.09	$0.93

Diluted EPS from net income (loss)	$(0.43)	$0.40	$0.09	$0.88

(1)	Anti-dilutive securities excluded from the computation of diluted EPS for the nine months ended June 30, 2005, that could potentially dilute EPS in the future, were options to purchase 159,250 shares of common stock; all options were anti-dilutive for the three-month period due to the fact that there was a net loss. There were options to purchase 44,000 shares excluded for the three and nine months ended June 30, 2004 as they were anti-dilutive.

During the nine-month period ended June 30, 2005, the Company granted options to purchase 159,250 shares of common stock at a weighted average price of $14.96 per share and granted 63,117 shares of restricted stock. These options and restricted shares vest over a three-year period and the options expire ten years after the date of grant. Options to purchase 119,250 shares of common stock, with an average price of $4.75 were exercised during the nine months ended June 30, 2005; additionally, 10,750 stock appreciation rights were exercised at a price of $1.35 during the same time period.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and nine months ended June 30, 2005 and 2004 were (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Pension Plans
Service Cost	$325	$325	$974	$975
Interest Cost	3,639	3,579	10,917	10,738
Expected Return on Plan Assets	(3,554)	(3,710)	(10,661)	(11,130)
Amortization of Prior Service Cost	33	26	98	77
Recognized Actuarial Loss	161	115	483	343

Total Net Periodic Benefit Costs	$604	$335	$1,811	$1,003

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$7	$9	$14
Interest Cost	302	314	906	706
Amortization of Prior Service Cost	(265)	(299)	(795)	(549)
Recognized Actuarial Loss	175	107	525	215

Total Net Periodic Benefit Costs	$215	$129	$645	$386

Pension plan contributions, which are based on regulatory requirements, totaled $0.4 million and $0.8 million during the three and nine months ended June 30, 2005 compared to $1.0 million and $1.3 million for the three and nine months ended June 30, 2004. Contributions during the remainder of fiscal 2005 are expected to be approximately $0.6 million.

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

Results of Operations

Three and Nine Months Ended June 30, 2005

In the current quarter we reported a net loss of $4.5 million or $0.43 per diluted share, compared to net income of $4.3 million or $0.40 per diluted share during the third fiscal quarter of the prior year. The decrease was driven by a decrease in gross margin resulting from lower sales prices, higher energy, freight and manufacturing costs, partially offset by lower raw sugar costs. We discuss these factors in more detail below.

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 95% of our net sales.

	Three Months Ended June 30,		Nine months Ended June 30,
	2005	2004	2005	2004
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$224	$215	$671	$660
By-product Sales	10	11	23	25
Other Revenue	3	4	10	10

Net Sales	$237	$230	$704	$695

Sugar sales volumes and prices were:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2005		2004		2005		2004
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	4,474	$27.11	3,831	$27.98	12,712	$27.35	11,625	$28.31
Consumer	1,959	32.04	2,285	31.73	6,792	32.15	7,125	32.29
Foodservice	1,034	30.46	905	31.29	2,854	30.73	2,623	31.80

Domestic Sales	7,467	$28.87	7,021	$29.63	22,358	$29.24	21,373	$30.06
World/Toll Sales	637	13.15	718	9.36	1,355	12.62	1,861	9.71

Sugar Sales	8,104	$27.63	7,739	$27.75	23,713	$28.29	23,234	$28.43

Net sales increased 3.0% for the three months ended June 30, 2005 compared to the same period in the prior year. Domestic sugar volumes increased 6.4% for the quarter, as more aggressive industrial and foodservice selling increased volumes 16.8% and 14.3% respectively, while consumer volumes decreased 14.3% due to competitive pressures in the private label sector. For the nine months ended June 30, 2005, domestic volumes increased 4.6%, led by higher industrial sales and an 8.8% increase in foodservice volume. Overall domestic sales prices were 2.6% lower for the quarter and 2.7% lower for the first fiscal nine months of the year, reflecting the effects of a highly competitive market due to a large domestic sugarbeet crop, resulting in oversupply to the market. Toll volumes (processing of customer owned raw sugar) decreased in both the three and nine month periods of the current year. Average world sugar sales prices increased in both the three and nine-month periods, which, along with the decrease in lower priced toll volumes, resulted in higher average world/toll prices reflected in the table above.

Other revenue includes $2.1 million of revenue from transactions which effectively transferred USDA marketing allotments to other domestic processors during the nine-month period of the current year, none of which was in the current quarter. This compares to $0.6 million and $0.8 million of allotment transactions in the comparable three and nine month periods of the prior year. Also included in other revenue is service revenue. In the third quarter of fiscal 2005, we finalized the amendment to the services agreement with Michigan Sugar Company (MSC), such that MSC will now perform its own sales and marketing while we provide administrative services related to MSC’s sugar sales. The term of the agreement will remain the same and the economics of the amended agreement are intended to be relatively similar to the previous arrangement.

For the three months ended June 30, 2005, gross margin as a percentage of sales decreased to 3.6% from 9.4% in the prior year quarter. The year-to-date periods also reflected a decrease in gross margin percentages to 5.6% from 8.6%. The decrease in our current year’s gross margin percentage is primarily due to lower sales prices along with higher energy, freight and manufacturing costs. These factors were partially offset by lower raw sugar costs. Lower domestic sales prices contributed to decreases in gross margin of 2.6% and 2.7% in the three and nine-month periods ended June 30, 2005 compared to prior year. Energy costs were $3.6 million higher for the three months and $8.1 million higher for the nine months ended June 30, 2005, amounting to a reduction of gross margin percentage of 1.5% and 1.2% in the respective periods. In addition, fuel costs have had an adverse effect on our transportation costs which decreased our gross margin 0.8% and 0.5% for the three and nine months; generally we have been unable to pass on such costs to our customers. Increased manufacturing costs (excluding energy) negatively impacted gross margin by approximately 2.4% and 1.0% for the three and nine-month periods ended June 30, 2005 compared to those same prior year periods. Startup problems including mechanical interruptions, rain delays and beet quality issues drove higher costs in the beet factories which began processing in our third fiscal quarter. Cane manufacturing costs increased in the current fiscal year due to increased costs for processing materials and chemicals, packaging materials and fixed cost absorption. Our cost of raw cane sugar decreased from $21.05 per cwt (on a raw market basis) for the quarter ended June 30, 2004 to $20.74 per cwt for the current quarter, and from $21.20 per cwt to $20.61 per cwt for the year-to-date periods. Lower raw sugar costs increased our gross margin percentage 0.9% and 1.7% for the three and nine month periods, but not enough to fully offset the decline in sugar sales prices noted above. The traded raw sugar market prices increased significantly during the third quarter. If these price levels continue into the future, we expect our unhedged raw sugar costs to continue to increase.

Energy costs have increased significantly over the past year and we expect them to continue to be a larger part of our costs in the future. Our average cost of natural gas after applying gains and losses from hedging activity increased to $7.22 per mmbtu in the current quarter from $5.27 per mmbtu in the comparable prior year’s quarter and to $7.29 from $5.29 in the year-to-date period. As of July 18, 2005 we had purchased or hedged substantially all of our 4.1 million mmbtu natural gas requirements for fiscal 2005. The costs of our other energy sources have also increased. We have contracted for our coal supplies for 2005 of approximately 2.6 million mmbtu, at rates that are $1.58 per mmbtu higher than fiscal 2004. Our anticipated energy costs for our primary energy sources for the full year of fiscal 2005 will be approximately $11 million higher than in fiscal 2004. Additionally, other cost elements, such as freight costs, packaging material and chemicals, as well as secondary energy sources such as fuel oil and electricity have been adversely affected by the higher energy costs this year.

Selling, general and administrative expense increased $1.1 million or 10.4% and $0.6 million or 1.8% for the three and nine months ended June 30, 2005, compared to the same periods for 2004. Increases in professional service fees, due in part to Sarbanes-Oxley compliance efforts as well as strategic business initiatives, accounted for $0.8 and $1.1 million of the increase for the three and nine-month current year periods. Also contributing to the increase is higher employee benefits expense partially offset by lower incentive compensation expense in the current quarter. We expect to continue to experience higher selling, general and administrative expenses during the remainder of this fiscal year as previously open management positions have now been filled and professional services fees and benefit costs are higher than the previous year.

Depreciation expense has increased $0.5 million and $1.5 million in the three and nine-month periods ended June 30, 2005 compared to those same periods in the prior year. This increase is primarily due to capital projects recently placed in service including our new Enterprise Resource Planning system. Other income has increased by $0.5 million in the current quarter due to a refund on former key man life insurance policies.

We sold various assets during the nine months ended June 30, 2005, including land and a warehouse in Georgia for a gain of approximately $2.7 million and wastewater rights and emission reduction credits at closed factories for a gain of $0.9 million. We sold a royalty interest in a coal seam methane gas project for a gain of approximately $1.9 million during the nine months ended June 30, 2005 which was categorized as a non-operating gain on asset sale. In April 2005, we signed a definitive agreement to sell our former Sugar Land refinery, which has a net book value of $4.6 million, for $7 million. The sale, which is expected to close in 2006, is subject to normal due diligence and other matters which require state and local approval.

Operating income (loss), including gains on operating asset sales, decreased from $7.4 million for the three months ended June 30, 2004 to a negative $7.4 million for three months ended June 30, 2005, and decreased from $17.3 million to a negative $0.4 million for the nine month period. As a result of the market conditions described above, currently we anticipate operating profitability (excluding gains and losses on operating asset sales) is likely to decline significantly in the fourth quarter of fiscal year 2005 from fiscal 2004 performance.

The Company’s lower borrowing level in fiscal 2005, as well as reduced interest costs and fees related to the refinancing of the bank agreement, were the primary reasons for the decrease in interest expense for the quarter and year-to-date periods ended June 30, 2005 compared to 2004. Additionally, in the prior year, the Company recorded an additional $0.7 million of interest expense related to a change in estimate of the remaining term of deferred debt costs due to the early payoff of the term debt.

We are not currently paying federal income taxes on our earnings as a result of net operating loss carry forwards from prior periods.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings under an agreement which was amended in December 2004 to provide for up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustment) of senior secured revolving credit loans (the “Revolver”) at rates that are lower than the previous facility. The amended agreement also provides more capital structure flexibility and less restrictive covenants than the previous facility. At June 30, 2005 we had no outstanding borrowings under the Revolver and had borrowing capacity of $103.4 million, after deducting outstanding letters of credit totaling $21.6 million. We anticipate borrowing under the Revolver during the fourth fiscal quarter due to our seasonal working capital needs, particularly at our beet plants.

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

Our capital expenditures for the nine months ended June 30, 2005 were $11.3 million, primarily for technology, productivity and packaging improvements. Capital expenditures in fiscal 2005 are expected to total approximately $17 million, $9 million related to productivity and packaging improvements, $6 million of expenditures related to normal replacement of factory equipment, and $2 million of technology investments (primarily an Enterprise Resource Planning system).

In December 2004, our Board of Directors instituted a regular quarterly dividend of $0.05 per share. On August 2, 2005, the board of directors declared a cash dividend of $0.05 per share, payable August 26, 2005, to shareholders of record on August 16, 2005.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of June 30, 2005.

	Expected Maturity Fiscal 2005	Expected Maturity Fiscal 2006
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	1,813,000	2,699,000
Weighted Average Contract Price (per cwt.)	$21.18	$20.96
Contract Amount	$38,409,000	$56,578,000
Weighted Average Fair Value (per cwt.)	$22.00	$20.74
Fair Value	$39,892,000	$55,994,000

Expected Maturity Fiscal 2006
World Futures Contracts (net long positions):
Contract Volumes (cwt.)	226,000
Weighted Average Contract Price (per cwt.)	$8.11
Contract Amount	$1,833,000
Weighted Average Fair Value (per cwt.)	$9.37
Fair Value	$2,121,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar.

The information in the table below presents our natural gas futures positions outstanding as of June 30, 2005.

	Expected Maturity Fiscal 2005	Expected Maturity Fiscal 2006
Futures Contracts (net long positions):
Contract Volumes (mmbtu)	320,000	450,000
Weighted Average Contract Price (per mmbtu)	$6.47	$7.60
Contract Amount	$2,072,000	$3,421,000
Weighted Average Fair Value (per mmbtu)	$7.01	$7.85
Fair Value	$2,242,000	$3,534,000

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

The Company reported on May 19, 2005 that it had received from Schultze Asset Management, LLC (“Schultze”), an unsolicited indication of interest in a possible acquisition of all of the Company’s outstanding shares. This non-binding proposal provided for a purchase price of $17 per share, subject to completion of due diligence and definitive documentation. On June 22, 2005, the Company entered into a confidentiality agreement with a term of six months that contains a sixty-day standstill with Schultze, whereby Schultze was permitted limited access to management and to certain non-public information.

On July 20, 2005, after completing the permitted due diligence, Schultze communicated to the Company that it was “undeterred” in their interest in acquiring the company and that the parties should proceed to a discussion on valuation. Schultze indicated that the market’s reaction to the Company’s actual results should be factored into that discussion. The Company expects to schedule future meetings with Schultze.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: August 3, 2005	By:	/s/ H. P. Mechler
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