Form 10-K
period 2005-09-30
IMPERIAL SUGAR CO /NEW/
filed 2005-12-14
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2005

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

Common Stock, without par value

Warrants to Purchase Common Stock

Rights to Purchase Preferred Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2005, the last business day of registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ National Market on that date, was approximately $93 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Yes  ☒    No  ☐

There were 10,561,017 shares of the registrant’s common stock outstanding on December 12, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for registrant’s 2006 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements regarding future market prices and margins, future energy costs, future operating results, operating efficiencies, future government and legislative action, future cost savings, future pension costs, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

• expect	• project	• estimate
• believe	• anticipate	• likely
• plan	• intend	• could
• should	• may	• predict
• budget	• possible

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, economically feasible transportation services, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this report on Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

PART I

ITEM 1. Business

Overview

Imperial Sugar Company is one of the largest processors and marketers of refined sugar in the United States. We refine, package and distribute sugar at facilities located in Georgia and Louisiana. For the year ended September 30, 2005, we sold approximately 32 million hundredweight, or cwt, of refined sugar, which includes 4.5 million cwt. produced by our Holly Sugar Corporation subsidiary, which we sold on September 20, 2005.

We offer a broad product line and sell to a wide range of customers directly and through wholesalers and distributors. Our customers include retail grocers, foodservice distributors and industrial customers, principally food manufacturers. Our products include granulated, powdered, liquid and brown sugars marketed in a variety of packaging options (6 oz shakers to 100-pound bags and in bulk) under various brands (Dixie Crystals®, Holly® and Imperial®) or private labels. In addition, we produce selected specialty sugar products, including Savannah Gold™ (a premium-priced, free-flowing brown sugar), and specialty sugars used in confections and icings.

Imperial Sugar Company was incorporated in 1924 and is the successor to a cane sugar plantation and milling operation founded in Sugar Land, Texas in the early 1800s that began producing granulated sugar in 1843. In 1988, we purchased Holly Sugar Corporation and became a publicly traded company. We acquired Spreckels Sugar Company in 1996, Savannah Foods & Industries, Inc. in 1997 and Diamond Crystal Specialty Foods, Inc. in 1998.

On August 29, 2001, Imperial Sugar and substantially all of its subsidiaries emerged from protection under the U.S. Bankruptcy Code, under which they had filed for relief in January 2001. We have applied reorganization and fresh start accounting adjustments to our consolidated balance sheet as of August 29, 2001. Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start accounting is applied.

Since the beginning of fiscal 2002, we have sold a number of businesses including our Michigan and Rocky Mountain sugar beet operations and a significant portion of our foodservice business. We also discontinued our Sugar Land, Texas sugar refinery operations in December 2002 and the related packaging and distribution operations in June 2003. We took these actions and others to reduce our debt, to lower our working capital needs, to reduce our costs and to concentrate our resources in our most strategic regions of the Southeast, Southwest, Midwest and the West Coast. In connection with the Michigan sale, we executed a multi-year agreement to market all refined sugar production from those facilities. In April 2005, we amended the agreement to exclude marketing services but continue to provide certain administrative functions, including invoicing, customer service and credit and collections.

On September 20, 2005, we sold our Holly Sugar Corporation subsidiary for $51.1 million in cash plus $2.8 million placed in escrow for 18 months and an additional $1.0 million escrowed pending the final determination of working capital. Holly Sugar’s primary operations included two beet sugar factories, located in Brawley and Mendota, California, a distribution facility located in Tracy, California and Holly Hybrids, a beet seed processor and marketer located in Sheridan, Wyoming. Holly Sugar represented approximately 15% of our annual production capacity and 18% of our annual revenues prior to the sale. The buyer acquired the Spreckels brand name and we retained the Holly brand name. We used a portion of the proceeds from the Holly Sugar sale to fund a $2.50 per share special dividend to our shareholders on November 11, 2005, totaling $26.4 million. We also made a $21.4 million contribution to our defined benefit pension plans, which will satisfy most of the funding requirements for 2006 and 2007.

Overview of the Sugar Industry

Refined sugar can be produced by either processing sugarbeets or refining raw sugar produced from sugar cane. The profitability of cane and beet sugar operations is affected by government programs designed to support the price of domestic crops of sugar cane and sugarbeets.

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

Government Regulation

Federal government programs have existed to support the price of domestic crops of sugarbeets and sugar cane almost continually since 1934. The regulatory framework that currently affects the domestic sugar industry includes the Farm Security and Rural Investment Act of 2002, otherwise known as the Farm Bill, which is effective through September 2008. The Farm Bill provides for loans on sugar inventories to first processors (i.e., raw cane sugar mills and beet processors), implements a tariff rate quota that limits the amount of raw and refined sugar that can be imported into the United States, and imposes marketing allotments on sugarbeet processors and domestic raw cane sugar producers except under certain circumstances. Notwithstanding the tariff rate quota mechanism contained in the Farm Bill, the North American Free Trade Agreement, or NAFTA, adopted in 1994, limits the amount of sugar that can be imported to and exported from Mexico in part through the operation of certain tariffs which are declining each year and are to be totally eliminated in 2008. To date, NAFTA has had a lesser impact on the United States sugar market than the Farm Bill and its predecessor acts. However, NAFTA may have a greater impact on both demand and supply in the future. The United States Congress approved the Central American Free Trade Agreement, or CAFTA, in July 2005. CAFTA increases the amounts of sugar that can be imported to and exported from Guatemala, El Salvador, Nicaragua, and Honduras. Please read “—Sugar Legislation and Other Market Factors.”

Domestic Supply and Demand

Domestic demand for refined sugar had remained relatively flat to slightly declining over the past several years, a trend which began to reverse in 2004 and 2005. The sugar industry experienced a curtailment of supply that began during the summer of 2005 when certain beet sugar suppliers were unable to deliver under certain contracts as a result of the condition of the local beet sugar crop. This supply shortage was significantly exacerbated after Hurricane Katrina struck Louisiana in late August 2005, followed shortly thereafter by Hurricane Rita in September 2005. Hurricane Katrina caused some damage to the Louisiana sugar cane crop but more significantly forced the extended suspension of refined sugar production at a competitor’s refinery in Chalmette, Louisiana. Hurricane Rita caused even more extensive damage to the Louisiana sugar cane crop. Our Gramercy, Louisiana facility suffered minimal damage from the storms. Florida sugar cane crops were damaged as a result of Hurricane Wilma, which struck Florida in late October 2005. As a result of these events and the resulting shortage of sugar production, the U.S. Department of Agriculture, or USDA, increased the 2005 overall allotment quantity and allowed early entry for 2006 imported raw sugar to address the reduction in raw sugar harvested. Further actions by the USDA are expected during the course of 2006 to provide for additional sugar imports until the fundamental supply/demand equilibrium is restored. Please read “—Sugar Legislation and Other Market Factors.” We cannot predict the long-term effects of the hurricane damage.

Domestic Refined Sugar Prices

Given the current domestic supply and demand situation, the prices of refined sugar in the United States have increased substantially since late August 2005. We cannot predict the length of time that these increased prices will remain in effect. Please read “Management’s Discussion and Analysis of Financial Condition and

Results of Operations”. Historically, good crop years have led to relatively soft refined sugar prices, and small crop years have led to relatively strong refined sugar prices.

Our Products and Customers

Sugar Products

Imperial Sugar is one of the largest processors and marketers of refined sugar in the United States. Refined sugar is our principal product line and accounted for approximately 97% of our consolidated net sales from continuing operations for the year ended September 30, 2005. Prior to the sale of Holly Sugar, we produced approximately 85% of our refined sugar from raw sugar cane and 15% from sugarbeets. Our remaining refineries produce refined sugar from raw sugar cane. We market our sugar products to retail grocers, foodservice distributors and industrial food manufacturers directly through our sales force and through independent brokers.

We maintain sales offices at our headquarters in Sugar Land, Texas and at our office in Port Wentworth, Georgia and at regional locations across the United States. We consider our marketing and promotional activities important to our overall sales effort and we advertise our brand names in both the print media and radio. We also distribute various promotional materials, including discount coupons and compilations of recipes. Our largest customer is Wal-Mart Stores, Inc., which accounted for approximately 11.5% of our net sales from continuing operations in fiscal 2005.

One of our major objectives is to offer new, innovative products to the consumer and foodservice marketplace. Sugar packaging has not experienced as much innovation as some other consumer categories, and we believe that we can increase our grocery market share as well as our margins by offering consumers value-added products that provide easier usage and storage of sugar products. To this end, we introduced four new products to retailers at the end of fiscal 2004, introduced a new stand-up pouch line and expanded our shaker line in fiscal 2005, and plan to develop and introduce more products in the future. We also plan to add to our portfolio of products offered to foodservice distributors with particular emphasis on packaging innovation.

Retail Grocery Sales—We produce and sell granulated white, brown and powdered sugar to grocery customers in packages ranging from 6 oz shakers to 25-pound bags. Retail packages are marketed under the trade names:

• Dixie Crystals®

• Holly®

• Imperial®

Retail packages are also sold under retailers’ private labels, generally at prices lower than those for branded sugar. Core markets for our branded sugar and private label products include the Southeast and Southwest United States. Our primary business strategy is to seek to capitalize on our well-known brands to increase sales of our higher-margin branded products as a percentage of total grocery sales. Sales of refined sugar products to retail grocery customers accounted for approximately 36% of our refined sugar sales revenue from continuing operations in fiscal 2005. Of sales made to retail grocery customers in the year ended September 30, 2005, approximately 33% were of our own brands while 67% were sold as private label.

Industrial Sales—We produce and sell refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers purchase sugar for use in the preparation of confections, baked products, frozen desserts, canned goods and various other food products. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts with terms of one year or less. Industrial sales generally provide lower margins than grocery and foodservice sales. For the year ended September 30, 2005, our sales of refined sugar products to industrial customers accounted for approximately 49% of our refined sugar sales revenue from continuing operations.

We also produce specialty sugar products and sell them to industrial customers. Specialty sugar products accounted for 6% of industrial sales from continuing operations in fiscal 2005. Specialty sugar products include:

•	Savannah Gold™ (a premium-priced, free flowing brown sugar marketed primarily to industrial customers)

•	edible molasses

•	syrups

•	specialty sugars used in confections, fondants and icings.

Foodservice Sales—We sell a variety of sugar products (including granulated, powdered and brown sugar) in package sizes ranging from one-pound packages to 100-pound bags to foodservice distributors who in turn sell those products to restaurants and institutional foodservice establishments. For the year ended September 30, 2005, our sales of refined sugar products to foodservice distributors accounted for approximately 15% of our refined sugar sales revenue from continuing operations. Under terms of our sale of a significant portion of our foodservice business in December 2002, we have agreed not to sell individual servings of sugar and certain non-sugar products for a period of five years following the closing date of that sale.

By-Products and Beet Seed

Prior to the Holly Sugar sale, we sold by-products from our beet sugar processing, principally beet pulp and molasses, as livestock feeds to dairymen, livestock feeders and livestock feed processors. We also sold commercial sugar beet seed to growers.

Operational Facilities

We own and operate two cane sugar refineries. Each facility has packaging and distribution capabilities, is served by adequate transportation and is maintained in good operating condition. The following table shows the location, capacity and production of our cane sugar refineries:

Cane Sugar Refineries	Approximate Daily Melting Capacity (cwt)	Fiscal 2005 Production (cwt)
Port Wentworth, Georgia	63,000	15,485,000
Gramercy, Louisiana	45,000	11,427,000

Total	108,000	26,912,000

We also operate a distribution facility in Ludlow, Kentucky and we contract for throughput and storage at a number of warehouses and distribution stations.

Raw Materials and Processing Requirements

Raw Cane Sugar

We currently purchase raw cane sugar from domestic sources of supply located in Louisiana and Florida, as well as from various foreign countries. The availability of foreign raw cane sugar for domestic consumption is determined by the import quota level designated by applicable regulation. In fiscal 2005, we purchased all of our raw sugar needs for our Port Wentworth, Georgia refinery under annual or spot contracts with producers and traders and we expect this pattern to continue in 2006.

Approximately 65% of the raw sugar needs for our Gramercy, Louisiana refinery are expected to be supplied by Louisiana Sugar Cane Products, Inc. (LSCPI) under a two-year contract that expires on September 30, 2007. On November 1, 2005, LSCPI and Cargill Sugar North America announced their intent to enter into a joint venture to construct and operate a million-ton-per-year sugar refinery at Cargill’s Terre Haute Marine Facility in Reserve, Louisiana. The estimated commencement date for production is early 2008. If the proposed refinery is constructed, we expect to pursue business relationships with other domestic suppliers. Additionally, we intend to further develop existing relationships with producers in Mexico, whose sugar will enter the United States duty free in 2008, as well as with CAFTA suppliers.

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

We have access to approximately 300,000 short tons of aggregate raw sugar storage capacity: 80,000 short tons of storage at our Gramercy, Louisiana refinery and 220,000 short tons of storage capacity at our Port Wentworth, Georgia refinery. At Port Wentworth, we have the capability to segregate our raw sugar inventory, which allows us to store bonded sugar. Bonded sugar is sugar that is not entered at the time of arrival, but stored in a bonded warehouse under U.S. federal customs service regulations for entry at a later time.

Energy

Sugar refining is an energy intensive process. We use natural gas at our Gramercy, Louisiana refinery and coal, fuel oil and natural gas in the Port Wentworth refinery depending on pricing and availability. The two facilities used 2.2 million mmbtu of natural gas, 1.8 million mmbtu of coal and 0.6 million mmbtu of fuel oil in fiscal 2005.

We typically purchase natural gas and coal supplies under contracts for terms of one year or less that do not contain minimum quantity requirements. Pricing of natural gas generally is indexed to a spot market index and we use financial tools such as futures, options, swaps and caps in an effort to stabilize the price for gas purchases under indexed contracts. Coal is available in abundant supply domestically and we are able to purchase coal competitively. Natural gas prices in fiscal 2005 were significantly higher than in fiscal 2004 and we expect energy prices to increase in fiscal 2006.

Seasonality

Sales of refined sugar are somewhat seasonal, normally increasing during the third and fourth fiscal quarters because of increased demand of various food manufacturers and processors. Shipments of specialty products (brown and powdered sugar) increase in the first fiscal quarter due to holiday baking needs. Our second fiscal quarter ending March 31 historically experienced lower revenues and earnings than our other fiscal quarters as a result of reduced demand for refined sugar, margin reduction from product mix changes and lower absorption of fixed costs of our cane refineries.

Sugar Legislation and Other Market Factors

Our business and results of operations are substantially affected by market factors, principally the domestic prices for refined sugar and raw cane sugar available to us. These market factors are influenced by a variety of forces, including prices of competing crops, weather conditions and United States farm and trade policies.

The principal legislation currently supporting the price of domestic crops of sugar cane and sugarbeets is the Farm Security and Rural Investment Act of 2002, otherwise known as the Farm Bill, which became effective October 1, 2002 and extended the sugar price support program for sugar cane and sugarbeets until 2008.

Farm Bill

The Farm Bill has three important aspects:

•	Non-recourse Loan Program. The Farm Bill provides for a loan program covering sugar cane and sugarbeet crops during the 2002 to 2008 period. The program authorizes the Commodity Credit Corporation, or CCC, a federally owned and operated corporation within the U.S. Department of Agriculture, or USDA, to extend loans to first-processors of domestically grown sugar cane and sugarbeet crops secured by sugar inventories from current year crop production at rates of approximately 18 cents per pound for raw cane sugar and 22.9 cents per pound for refined beet sugar. CCC loans are non-recourse in most circumstances and mature the earlier of nine months after the date of the loan or September 30th each year. The program provides price support to the first-processor by effectively enabling the sale of raw cane sugar and refined beet sugar by forfeiture of the collateral at the respective loan rates in the event that market prices drop below the loan-advance levels.

•	Tariff-rate Quota System. The tariff-rate quota, or TRQ, element of the Farm Bill limits the amount of raw and refined sugar that can be imported into the United States, subject to a minimum amount mandated under the General Agreement on Tariffs and Trade (currently 1.9 million short tons), by imposing a tariff, currently $16.76 per cwt, on over-quota sugar that makes its import uneconomical. The government administers the program by adjusting duties and quotas for imported sugar to maintain domestic sugar prices at a level that discourages loan defaults under the non-recourse loan program. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar.

•	Marketing Allotments. The Farm Bill provides that marketing allotments on sugarbeet processors and domestic raw cane sugar producers who supply raw sugar may be imposed by the USDA but that these allotments may be removed if imports of raw sugar exceed 1.532 million short tons. Marketing allotments can have the effect of reducing the amount of domestic sugar that is available for marketing and strengthening sugar prices. Marketing allotments were in force in fiscal 2005 and continue to be in force for fiscal 2006. The USDA can adjust allotments to meet changing market situations.

The Farm Bill requires that the USDA operate its non-recourse sugar loan program so as to avoid forfeiture of sugar to the CCC to the maximum extent possible. To this end, the USDA has the authority to accept bids from sugar cane and sugarbeet processors to obtain raw cane sugar or refined beet sugar in CCC inventory in exchange for reduced production of raw cane sugar or refined beet sugar. This payment-in-kind authority, if employed by the USDA, effectively moves inventories of CCC-owned sugar back into the market without increasing overall supply.

Free Trade Initiatives

The North American Free Trade Agreement, or NAFTA, contains provisions that allow Mexico to increase its raw or refined sugar exports to the United States to 275,576 short tons raw value by 2007, if Mexico is projected to produce a net surplus of sugar. The duty on imports of Mexican sugar has decreased annually and will be 3.0 cents in 2006 and 1.5 cents in 2007. In October 2008, NAFTA sugar duties and quotas expire and sugar may be freely traded without duty between the United States and Mexico. Notwithstanding the existing import restrictions under the Farm Bill, the USDA has the right to re-allocate import levels among foreign countries including Mexico if it deems the demand/supply situation within the United States warrants such action. Such actions were taken toward the end of fiscal 2005 and the beginning of fiscal 2006 and additional actions are anticipated. Consequently, Mexican imports into the United States could be higher in 2006 than in previous years.

In addition to NAFTA, a number of other trade initiatives and negotiations involving the Americas and other quota holding countries are evolving. In July 2005, the United States enacted the Central American Free Trade Agreement, or CAFTA. Duty-free access to sugar from CAFTA countries will increase 109,000 metric tons over the current amount during the first year, growing to 151,000 metric ton increase over the first 15 years and 2,640 metric ton increases each year thereafter. It is impossible to determine the impact of CAFTA on the United States sugar market at this time, although these duty-free amounts are relatively minor compared to the current ten million tons of domestic consumption.

The United States has also negotiated a trade agreement with Australia, which did not include additional sugar access, and is currently negotiating additional agreements including the Free Trade Agreement of the Americas and other agreements with countries in the Andean pact (Columbia, Peru, Ecuador and Bolivia), South African Customs Union, Panama, Mercosur, Thailand and others. These agreements cover many trade issues between the United States and these countries, with sugar being an important subject in all of the negotiations. Additionally, a World Trade Organization round of negotiations is in progress. While the impact of these negotiations is unknown at this time, they could provide for additional sugar access from these trade agreement countries into the United States.

Environmental Regulation

Our operations are governed by various federal, state and local environmental regulations and these regulations impose effluent and emission limitations, and requirements regarding management of water resources, air resources, toxic substances, solid waste, and emergency planning. We make application for environmental permits required under federal, state and local regulations and we have obtained or have filed for environmental permits as required in Georgia, Louisiana and Texas.

Remediation

As a result of the cessation of sugar production at our facilities in Clewiston, Florida, and Sugar Land, Texas, both of which are subject to definitive agreements to sell, we may be required to incur costs to remediate certain production areas. Additional expenditures also may be required to comply with future environmental protection standards for current operating facilities, although the amount of any further expenditures cannot be fully estimated.

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

Competition

We compete with other cane sugar refiners and with beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as high-fructose corn syrup, aspartame, saccharin, sucralose and acesulfame-k. We also compete with foodservice companies and resellers in distributing bag sugar products. Our principal business is highly competitive, where the selling price and our ability to supply a customer’s needs in a timely fashion are important competitive considerations.

Employees

At November 30, 2005, we employed 827 employees. Our Port Wentworth, Georgia refinery employs non-union labor. Substantially all of the refinery employees at our Gramercy, Louisiana refinery are covered by a collective bargaining agreement which expires in February 2008.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on our web site located at www.imperialsugar.com as soon as reasonably practicable after we file or furnish these reports electronically with the SEC.

ITEM 2. Properties

We own each of our cane sugar refineries and our corporate headquarters in Sugar Land, Texas. We operate a distribution facility in Kentucky, and contract for throughput and storage at a number of warehouses and distribution stations. Certain of these properties are subject to liens securing our credit facility. We have a definitive agreement for the sale of our former Clewiston, Florida refinery site at a sale price of $1.3 million. However, the property was damaged by Hurricane Wilma in October 2005 and the parties are currently assessing the extent of the damage to the property and evaluating their respective rights and obligations pursuant to the sale agreement. Please read “Item 1. Business—Operational Facilities.”

In April 2005, we entered into a definitive agreement to sell our approximately 160-acre former refinery site (exclusive of our corporate headquarters building) in Sugar Land, Texas. The sales price for the former refinery site, which has a net book value of approximately $4.6 million, is $7 million, payable at closing. Such consideration anticipates that the buyer will purchase a $5 million environmental insurance policy for our benefit and includes standard indemnification warranties from us as the seller. The transaction is expected to close in 2006 and is subject to the completion of normal due diligence, various regulatory approvals and certain other conditions. The conditions to closing include the creation of certain tax-advantaged financing districts, which have been approved and local governmental approval to provide financing for a portion of the infrastructure costs associated with the redevelopment of the site. Additionally, the buyer must negotiate a development agreement with the City of Sugar Land, Texas and complete the acquisition of a 640-acre tract owned by the State of Texas, which is adjacent to the site.

ITEM 3. Legal	Proceedings

We are a party to litigation and claims that are normal in the course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not materially and adversely affect our consolidated results of operations, financial position or cash flows.

In accordance with our plan of reorganization, in November 2005 we resolved the two remaining disputed claims of pre-petition creditors in the U.S. Bankruptcy Court for the District of Delaware and distributed to the remaining pre-petition trade creditors common stock as provided under the plan of reorganization.

ITEM 4. Submission	of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age and position of our executive officers as of December 7, 2005. Our by-laws provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the earlier of the officer’s death, resignation or removal by the Board of Directors.

Name	Age	Positions
Robert A. Peiser	57	President and Chief Executive Officer
Paul Durlacher*	53	Executive Vice President and Chief Operating Officer
T. Kay Hastings	43	Senior Vice President—Human Resources
Patrick D. Henneberry	51	Senior Vice President—Commodities
H.P. Mechler	52	Senior Vice President and Chief Financial Officer
William F. Schwer	58	Senior Vice President and General Counsel
J. Eric Story	42	Vice President and Treasurer

*	Mr. Durlacher separated from the Company in December 2005.

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

Ms. Hastings joined Imperial as Senior Vice President—Human Resources in June 2003. Prior to joining Imperial, she served as Senior Vice President—Human Resources for Big V Supermarkets/Shoprite, a privately held grocery chain and member of the Wakefern Food Cooperative, from 2001 to 2002 and Vice President—Human Resources from 1999 to 2001. From 1997 to 1999, Ms. Hastings held domestic and international management roles as Director of Training and Special Projects with Hechinger Investment Company and with Wal Mart International-Mexico.

Mr. Henneberry joined Imperial as Senior Vice President in July 2002. Prior to joining Imperial, he was employed by Louis Dreyfus Corporation from 1984 to 2002. His more recent positions with Louis Dreyfus were: Vice President, Alcohol Division September 2001 to July 2002, Vice President, Louis Dreyfus eBusiness Ventures from May 2000 to March 2002 and Executive Vice President, Louis Dreyfus Sugar Company from April 1996 to April 2000.

Mr. Mechler became Senior Vice President and Chief Financial Officer in March 2005. He served as Vice President—Accounting and Finance since February 2003 and was Vice President—Accounting from April 1997 to February 2003. Mr. Mechler had been Controller since joining Imperial in 1988.

Mr. Schwer became Senior Vice President in July 1999. He served as Managing Director from October 1995 to July 1999, and General Counsel since 1989. He also served as Senior Vice President from 1993 to 1995. Mr. Schwer joined Holly Sugar Corporation, which we acquired in 1988, as Assistant General Counsel in that year.

Mr. Story was promoted to Vice President and Treasurer in September 2004 and previously served as Treasurer of Imperial since February 2003. He joined Savannah Foods & Industries, Inc. in 1987, which we acquired in 1997, and has held a number of finance and accounting positions within both Savannah Foods & Industries and Imperial. He became corporate controller for Savannah in 1994 and director of planning and analysis for Imperial in 2002.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Equity and Related Stockholder Matters

Our common stock currently is listed on the NASDAQ National Market System under the symbol “IPSU”. As of December 7, 2005, there were approximately 1,850 shareholders of record of our common stock.

The following table contains information about the high and low sales price per share of our common stock for fiscal years 2005 and 2004 as reported by NASDAQ. These prices have not been adjusted for the $2.50 special dividend paid on November 11, 2005.

	Sales Price		Dividends Paid
Three months ended	High	Low
Fiscal 2004
December 31, 2003	$14.31	$9.64	—
March 31, 2004	14.80	11.35	—
June 30, 2004	13.80	11.30	—
September 30, 2004	14.65	13.30	—

Fiscal 2005
December 31, 2004	$20.09	$13.91	—
March 31, 2005	18.70	13.10	$0.05
June 30, 2005	16.22	10.50	0.05
September 30, 2005	15.70	12.60	0.05

On August 29, 2001, Imperial Sugar’s plan of reorganization became effective. Under the plan of reorganization, an aggregate of 10,000,000 shares of common stock were issued to persons who were common shareholders and creditors of Imperial Sugar immediately prior to effectiveness of the plan of reorganization. Effective November 30, 2005, the remaining 189,374 shares of common stock were distributed pursuant to the plan of reorganization after finalization of all remaining claims. Pursuant to the plan of reorganization, warrants expiring in August 2008 to purchase an aggregate of 1,111,111 shares of Imperial Sugar’s common stock at $31.89 per share were issued to persons who were common shareholders of Imperial Sugar immediately prior to effectiveness of the plan of reorganization. As a result of a special cash dividend paid on November 11, 2005, the exercise price of the warrants was adjusted to $26.34. The warrants trade on the NASDAQ National Market System under the symbol “IPSUW”.

Dividend Policy

Our current credit agreement limits the payment of dividends, other than dividends payable solely in our capital stock, if our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit), after adjustment on a pro forma basis for such payment, is less than $20 million. In December 2004 our Board of Directors instituted a regular quarterly dividend of $0.05 per share and we paid three regular quarterly cash dividends during fiscal 2005. Additionally, in October 2005 our Board of Directors declared a special dividend of $2.50 per share, funded from a portion of the proceeds from the sale of Holly Sugar which was paid in November 2005. The determination to declare or pay future dividends out of funds legally available for that purpose will be at the discretion of our Board of Directors and will depend on our future earnings, results of operations, financial condition, capital requirements, any future contractual restrictions and other factors our Board of Directors deems relevant.

ITEM 6. Selected	Financial Data

The following selected consolidated financial information is derived from the consolidated financial statements of Imperial Sugar for periods both before and after emerging from bankruptcy protection in August 2001. This consolidated financial data should be read in conjunction with our consolidated financial statements including the related notes, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated statements of operations information for the periods ended September 30, 2005, 2004, 2003, 2002 and 2001 and the consolidated balance sheet information at September 30, 2005, 2004, 2003, 2002 and 2001 reflect our financial position and operating results after the effect of our plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Law” (SOP 90-7). Accordingly, such financial information is not comparable to our historical financial information before August 29, 2001.

Selected financial data for the last six periods is as follows (in thousands of dollars, except per share data):

	Successor Company					Predecessor Company
	Year Ended September 30,				Period from August 30, 2001 to September 30, 2001	Period from October 1, 2000 to August 29, 2001(2)
	2005(1)	2004	2003(1)	2002
For the Period:
Net Sales	$803,774	$785,895	$919,949	$857,917	$86,318	$883,997
Operating Income (Loss)	(10,689)	11,809	(7,614)	12,322	(3,896)	(44,399)
Income (Loss) Before Cumulative Effect and Discontinued Operations	(5,443)	7,520	(8,999)	(13,239)	(7,117)	(328,937)
Net Income (Loss)	(19,308)	14,964	76,657	16,417	(6,464)	(316,340)
Per Share Data:
Basic Income (Loss) per Share:
Before Cumulative Effect and Discontinued Operations	$(0.52)	$0.73	$(0.90)	$(1.32)	$(0.71)	$(10.15)
Net Income (Loss)	(1.84)	1.46	7.66	1.64	(0.65)	(9.76)
Diluted Income (Loss) per Share:
Before Cumulative Effect and Discontinued Operations	$(0.52)	$0.69	$(0.87)	$(1.32)	$(0.71)	$(10.15)
Net Income (Loss)	(1.84)	1.38	7.44	1.64	(0.65)	(9.76)
Cash Dividends Declared per Share	$0.15	—	—	—	—	—
At Period End:
Total Assets	$359,791	$415,810	$418,166	$444,600	$521,207
Long-term Debt-Net	4,361	6,707	10,975	148,878	226,779
Total Shareholders’ Equity	149,472	176,201	121,413	98,260	79,657

(1)	Net income includes gains or losses on sale of discontinued operations of $13.6 million loss for 2005 and $69.8 million gain for 2003.
(2)	Includes fresh start adjustments aggregating $453.2 million and reorganization costs totaling $19.7 million.

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

Overview

Imperial Sugar Company is one of the largest processors and marketers of refined sugar in the United States. We produce, package, and distribute sugar at facilities in Georgia and Louisiana. We operate in a single domestic business segment, which produces and sells refined sugar and related products. Revenues, volumes, costs and expenses of discontinued operations have been segregated from continuing operations in the Consolidated Statements of Operations and in the following discussion and analysis of results of operations.

Our results of operations substantially depend on market factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar and the marketing of refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries. Please read “Item 1. Business—Sugar Legislation and Other Market Factors” and “—Competition” and “—Overview of the Sugar Industry.”

Fiscal 2005 was a tumultuous time in the domestic sugar industry. Several years of large domestic crops and soft demand led to surplus inventory levels, particularly of refined beet sugar, resulting in very aggressive pricing in the refined sugar markets during the critical industrial contracting season that began during the preceding fiscal year. This resulted in substantial reductions in margins available in the markets that we serve during most of the fiscal year.

Conversely, neither industry nor government analysts forecasted the demand growth realized in fiscal 2005, nor the full extent of the damage to the Florida sugar cane crop caused by hurricanes that impacted that state during 2004. The USDA set import levels under the Tariff-Rate Quota (“TRQ”) and the amount of domestic sugar that can be marketed under the Overall Allotment Quantity (“OAQ”) based upon early estimates, and the result was a market that was under-supplied by the second half of the fiscal year. Raw sugar prices began to move higher in the late spring as the tight raw sugar supply began to be recognized, creating further pressure on margins. After a lag, refined sugar prices also began to rise in response to a growing recognition of a supply/demand imbalance.

In reaction to these conditions, as well as reports from some beet processors that they would delay the start of their fall 2005 harvest because of a small crop, the USDA acted rapidly and made a series of announcements beginning in mid-August 2005, to increase the OAQ and to increase imports of both raw and refined sugar. However the lateness of the USDA actions and logistics obstacles limited their effectiveness in bringing meaningful supplies to an increasingly short market. Hurricane Katrina in late August and Hurricane Rita in September added to the already tight situation as they damaged standing cane crops in Louisiana and shuttered key refining capacity. Our Gramercy, Louisiana refinery west of New Orleans, which suffered minimal physical damage, was closed a total of seven days because of the hurricanes. Our transportation systems across the South continue to experience disruptions because of the availability of truck and rail equipment. Hurricane Katrina seriously damaged a competitor’s refinery, forcing its closure for more than three months, exacerbating an already tight refined sugar market. Hurricane Wilma struck an important sugar cane producing area in south central Florida in October, further damaging the domestic crop and temporarily closing two refineries owned by competitors. Domestic refined prices have risen significantly since the mid summer 2005. These market conditions have allowed us to raise our prices and achieve improved margins on spot sales across all markets and on industrial contracts negotiated late in fiscal 2005 and continuing into the first quarter of fiscal 2006, although it is difficult to predict how long these conditions will last. We sell a significant portion of our industrial sugar volume on fixed price forward sales contracts for up to a year, many of which are on a calendar year basis. As a result, our realized sales prices tend to lag industry trends.

Fiscal 2006 refined prices and volumes, as well as the availability and price of raw sugar are dependent on a number of factors which we cannot predict, including the actual damage sustained by the domestic sugar cane crop and the USDA actions to adjust import level, the size of the current domestic sugar beet crop, the length of time which competitors refineries are not operating at normal levels, our customers’ reactions to supply disruptions and the availability of dependable transportation to deliver product to customers.

Results of Operations

Fiscal Year Ended September 30, 2005

Continuing Operations

Net revenues increased by 2% in fiscal 2005 compared to fiscal 2004, primarily as a result of increased sales volumes which offset lower prices.

	Fiscal Year Ended September 30,
	2005	2004
	(in Millions of Dollars)
Net Revenues:
Sugar Sales	$783	$765
By-product Sales	17	17
Other Revenue	4	4

Net Revenues	$804	$786

Sugar sales comprised approximately 97% of our net revenues in fiscal 2005 and 2004. Sugar sales volumes and prices were:

	Fiscal Year Ended September 30,
	2005		2004
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	13,111	$27.64	12,227	$28.23
Consumer	8,780	32.15	9,392	32.18
Foodservice	3,767	30.14	3,034	31.38

Domestic Sales	25,658	29.55	24,653	30.12
World/Toll	1,946	12.60	2,255	9.94

Sugar Sales	27,604	$28.36	26,908	$28.43

An increase in overall sugar sales in fiscal 2005 led to the increase in net revenues. Domestic sugar volume increased by 4.1% in fiscal 2005, primarily as a result of more aggressive industrial and foodservice selling, with increases of 7.2% and 24.2%, respectively. Prices for the period decreased on an overall basis by $0.07 per cwt, or 0.2%, due to overall domestic sales prices, which were 1.9% lower in fiscal 2005 than fiscal 2004. Changes in industrial sugar sales significantly affect our business as they represent approximately half of our sugar sales.

Industrial sales prices were down 2.1% for fiscal 2005, reflecting the effects of a highly competitive market early in the year and a large number of fixed price forward contracts that result in sales prices which lag industry trends. This market has become more favorable due to the factors mentioned above and we expect to begin to realize increased prices in fiscal 2006. Average world/toll sugar prices increased as a result of lower volume of lower priced toll sales.

Our gross margin decreased to 5.3% of sales in fiscal 2005 compared to 8.0% in fiscal 2004, primarily due to lower sales prices along with higher energy, freight and manufacturing costs. These factors were partially offset by lower raw sugar costs. Lower domestic sales prices in fiscal 2005 versus fiscal 2004 contributed to a decrease in gross margin of 1.8%. Energy costs were $8.3 million higher in the current year than the prior year, contributing to a decrease in gross margin of 1.0%. Fuel costs have also had a negative impact on our transportation costs, which decreased our gross margin 0.5% in the current year versus prior year. Manufacturing costs (excluding energy) negatively impacted gross margins by approximately 0.6% and related to increased costs for packaging materials, processing materials and chemicals, pallet costs and fringe benefits. Additionally, we received a sales tax credit in the prior year under an economic incentive agreement with our Louisiana refinery with no comparable credit in the current year. Our cost of raw cane sugar decreased from $21.17 per cwt (on a raw market basis) in 2004 to $20.77 per cwt in 2005, which increased gross margin by 1.4%.

Our sugar manufacturing operations are an energy intensive process, consuming approximately 4.8 million mmbtu of energy for our refineries annually. Natural gas provides approximately half of the energy for our plants, while the remainder of our energy usage is comprised of coal and fuel oil. We purchase over 2.4 million mmbtu of natural gas annually and our average cost, after hedging activity, increased to $7.06 per mmbtu in fiscal 2005 compared to $5.04 per mmbtu in 2004. We were able to mitigate some of the impact of the increase in natural gas costs by switching to less expensive alternate fuels where possible. As of December 12, 2005, we have purchased or hedged approximately 64% of our expected natural gas requirements for fiscal 2006, at an average price of $10.83 per mmbtu. We have contracted for 1.9 million mmbtu equivalent of coal for 2006 at prices which are $0.20 per mmbtu lower than 2005. If we purchased the remaining energy needs at current prices, our energy costs would exceed 2005 levels by $8.8 million. Additionally, other cost elements, such as freight costs, packaging material and chemicals, as well as secondary energy sources such as fuel oil and electricity have been adversely affected by the higher energy costs this year.

Selling, general and administrative expense for fiscal 2005 increased $3.7 million or 9.3% from fiscal 2004, primarily due to increased benefits costs and professional services costs, offset by a decrease in overall compensation costs in the current year. Compensation costs decreased by $1.4 million in the current year due to a decrease in incentive compensation accruals, partially offset by an increase in labor costs due to filling of some open positions from the prior year. Medical, pension and other benefit costs were up from fiscal 2004 by approximately $2.2 million, due to increased staffing levels, pension expenses and deferred compensation costs. Increases in professional services fees, due to Sarbanes-Oxley compliance efforts as well as strategic business initiatives, accounted for $2.2 million of the increase for the current year. Additionally, increases in company owned life insurance costs were offset by decreased recruiting and legal expenses for the year.

Depreciation expense increased $1.7 million in fiscal 2005 compared to fiscal 2004, primarily due to capital projects recently placed in service including our new Enterprise Resource Planning system.

During fiscal 2005, we sold various operating related assets, including land and a warehouse in Georgia for a gain of approximately $2.7 million and wastewater rights and emission reduction credits at closed factories for a gain of $0.9 million. We also sold a royalty interest in a coal seam methane gas project for a gain of approximately $1.9 million, which was reported as a non-operating gain on asset sale. In April 2005, we signed a definitive agreement to sell our former Sugar Land refinery, which has a net book value of $4.6 million, for $7 million. The sale, which is expected to close in 2006, is subject to normal due diligence and other matters which require state and local approval.

Interest expense decreased by $2.9 million in fiscal 2005. Our lower borrowing level in fiscal 2005, as well as reduced interest costs and fees related to the refinancing of the bank agreement, were the primary reasons for this decrease compared to 2004. In fiscal 2004, we recorded an additional $0.7 million of interest expense related to a change in estimate of the remaining term of deferred debt costs due to the early payoff of the term debt.

Other income includes interest income, dividends, royalties and distributions from cost basis investments. The increase of $1.5 million compared to prior year relates primarily to increased equity earnings in joint ventures.

Detail of our provision for income taxes, including a reconciliation to the statutory federal rates, is provided in Note 6 to the Consolidated Financial Statements.

Discontinued Operations

Income from discontinued operations before loss on disposal in fiscal 2005 was a loss of $0.3 million compared to income of $7.4 million in fiscal 2004, primarily because of lower sugar sales prices, higher energy costs and higher unit manufacturing cost, resulting from weather and mechanical interruptions experienced during the sugar beet processing campaign.

Fiscal Year Ended September 30, 2004

Continuing Operations

Net revenues decreased by 15% in fiscal 2004 compared to fiscal 2003, primarily as a result of decreased sales volumes and lower industrial prices.

	Fiscal Year Ended September 30,
	2004	2003
	(in Millions of Dollars)
Net Revenues:
Sugar Sales	$765	$900
By-product Sales	17	16
Other Revenue	4	4

Net Revenues	$786	$920

Sugar sales comprised approximately 97% of our net revenues in fiscal 2004 and 2003. Sugar sales volumes and prices were:

	Fiscal Year Ended September 30,
	2004		2003
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	12,227	$28.23	15,345	$28.79
Consumer	9,392	32.18	10,279	31.95
Foodservice	3,034	31.38	3,627	32.32

Domestic Sales	24,653	30.12	29,251	30.34
World/Toll	2,255	9.94	2,584	8.88

Sugar Sales	26,908	$28.43	31,835	$28.59

A decline in overall sugar sales in fiscal 2004 led to the decrease in net revenues. Volume decreased by 15.5% in fiscal 2004, primarily as a result of softness in an oversupplied market leading to increased competitive pressures, especially in the southeast consumer branded and industrial markets. In many instances, we chose not to pursue industrial sales at very low prices. Additionally, we rationalized our sales after the closure of the Sugar Land refinery in fiscal 2003. Somewhat lower domestic sugar consumption also contributed to lower sales volume. Prices for the period decreased on an overall basis by $0.16 per cwt, or 0.6%. A surplus of sugar on the market, primarily as a result of large domestic sugarbeet crops and lower domestic consumption resulted in a decrease in industrial prices in fiscal 2004 compared to fiscal 2003. Decreases in industrial sugar sales significantly affect our business as they represent more than half of our sugar sales. Industrial sales prices were down 1.9% for fiscal 2004 because of lower domestic sales prices and to a lesser extent, a shift in product mix, including a higher mix of world sugar sales which are made at lower sales prices.

Our gross margin improved to 8.0% of sales in fiscal 2004 compared to 6.8% in fiscal 2003, primarily due to lower raw material costs and efficiencies gained in our cane refining operations, which offset higher energy costs and lower sales prices. Our cost of raw cane sugar, which is the raw material for our sugar sales, decreased from $21.62 per cwt (on a raw market basis) in 2003 to $21.17 per cwt in 2004, increasing gross margin by 1.6%. The closure of our Sugar Land refinery in 2003 reduced costs and accounted for a 1.9% improvement in the gross margin percentage in fiscal 2004. On a comparable refinery basis, manufacturing costs were up due to increased fuel prices.

Our sugar manufacturing operations are an energy intensive process. While we utilize coal and fuel oil in a portion of our operations, natural gas provided the majority of the energy for our plants. We purchased over 2.3 million mmbtu of natural gas and our average cost, after hedging activity, increased to $5.04 per mmbtu in fiscal 2004 compared to $3.45 per mmbtu in 2003. We were able to mitigate some of the impact of the increase in natural gas costs by switching to less expensive alternate fuels where possible.

Selling, general and administrative expense for fiscal 2004 decreased $10.0 million or 20.2% from fiscal 2003, primarily attributable to decreased compensation costs, lower benefits expenses and prior year charges for restructuring our capital requirements. Compensation costs decreased in the current year as a result of reduced staffing levels and a number of open positions for a majority of the year. Medical, pension and other benefits costs were less than fiscal 2003 primarily as a result of plan changes and decreased staffing levels. Professional service fees were lower than the prior year related to initiatives in fiscal 2003 to rationalize our business and restructure our capital requirements. The company also experienced decreased bad debt expenses, which were offset by increases in advertising costs and recruiting fees and expenses in fiscal 2004.

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

As a result of the items discussed above, operating income improved to $11.8 million for the year ended September 30, 2004 from a loss of $7.6 million for the year ended September 30, 2003.

Interest expense decreased $1.0 million in fiscal 2004 as a result of a credit in fiscal 2003 for a refund of interest in connection with repayment of the senior bank debt in December 2002. This change more than offset lower interest on reduced borrowing levels.

Other income includes interest income, dividends, royalties and other distributions from cost basis investments and joint ventures. In fiscal 2003, we received a liquidating distribution of $2.2 million from the de-mutualization of an insurance company we had purchased key-man life insurance policies from a number of years ago.

Detail of our provision for income taxes, including a reconciliation to the statutory federal rates, is provided in Note 7 to the Consolidated Financial Statements.

Discontinued Operations

Discontinued operations in fiscal 2004 include the results of Holly Sugar, which was sold in 2005, as well as Diamond Crystal Brands and our Sidney, Torrington and Hereford beet factories which were sold in early fiscal 2003.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings.

We have a senior secured revolving credit agreement (the “Revolver”) which provides for up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustment) of revolving credit loans. The Revolver, which expires in December 2008, is secured by our cash and temporary investments, accounts receivable, inventory, certain investments and certain property, plant and equipment. Each of our subsidiaries is either a borrower or a guarantor under the facility. The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness

•	incur other liens

•	undergo any fundamental changes

•	engage in transactions with affiliates

•	enter into sale and leaseback transactions

•	change our fiscal periods

•	enter into mergers or consolidations

•	sell assets

•	prepay other debt

In addition, in the event that our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. As of September 30, 2005, we had no outstanding borrowings under the Revolver, and had unused capacity of $91.4 million.

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

Interest on borrowing under the Revolver accrued at LIBOR plus a margin that varies (based on liquidity, as defined) from 1.25% to 2.25%, or the base rate (Bank of America prime rate) plus a margin of negative 0.25% to positive 0.50%.

Our capital expenditures for the twelve months ended September 30, 2005 were $14.4 million, including $3.6 million for discontinued operations, primarily for technology, productivity and packaging improvements. Capital expenditures in fiscal 2006 are expected to total between $9 and $10 million, of which slightly less than half will be related to productivity and packaging improvements, a similar amount related to normal replacement of factory equipment, and a smaller amount to technology investments.

Pension liabilities totaled $74.6 million, which along with a $24.0 million liability for postretirement and post employment medical benefits and deferred compensation liabilities of $9.9 million comprised the substantial portion of the non-current deferred employee benefits and other liabilities at September 30, 2005.

Our contributions to company-sponsored pension plans totaled $22.5 million in fiscal 2005 and are expected to total approximately $3.2 million in fiscal 2006. Based on consultation with our outside actuary, assuming no change in current interest rates and assuming the plans’ assets grow at 8% per year, we estimate that our required contributions will be $1.7 million in 2007, $9.7 million in 2008, $10.3 million in 2009 and $6.6 million in 2010.

In December 2004, our Board of Directors instituted a regular quarterly dividend and we paid three regular quarterly cash dividends of $0.05 per share during fiscal 2005. Additionally, in October 2005 the Board of Directors declared a special dividend of $2.50 per share funded from a portion of the proceeds from the sale of Holly Sugar, which was paid November 11, 2005.

Our sugar production operations require significant working capital. Management believes that the credit facility and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs for at least the next twelve months.

The following table as of September 30, 2005, provides a summary of contractual commitments during the periods indicated:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In Millions of Dollars)
Long-term Debt Payments(1)	$6.7	$2.3	$2.9	$—	$1.5
Capital Lease Obligations	—	—	—	—	—
Operating Leases	6.3	1.9	2.8	1.6	—

Purchase Obligations:
Raw Materials(2)	490.7	311.8	178.9	—	—
Other(3)	13.8	13.8	—	—	—

Total Purchase Obligations	504.5	325.6	178.9	—	—
Other Long-term Liabilities Reflected on Balance Sheet Under GAAP(4)	9.5	1.0	2.0	1.9	4.6

Total	$527.0	$330.8	$186.6	$3.5	$6.1

(1)	Including current maturities of long-term debt.
(2)	Includes an estimated price for variably priced raw sugar contracts; actual price paid in the future will vary and such variance may be significant. Does not include raw sugar futures contracts which are not expected to result in actual delivery.
(3)	Includes open purchase orders for the purchase of goods and services issued in the ordinary course of business.
(4)	Includes projected future benefit payments for deferred compensation programs for certain current and former employees.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may materially differ from these estimates and our estimates may change materially if our assumptions or conditions change and as additional information becomes available in future periods. Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Form 10-K. Management considers an accounting estimate to be critical if it involves significant estimates or judgments and if the results of the estimation process could materially affect the financial statements.

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements for fiscal 2005. The following is a summary of the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Credit Losses: We extend trade credit to customers on substantially all of our sales and are subject to credit risk in the event of non-payment. We provide an allowance for estimated credit losses based on a review of prior loss history, a review of the trend in credit quality statistics about the receivable portfolio such as past due percentages, a review of individual credit extensions and other factors. As of September 30, 2005, the allowance for estimated credit losses, which is reported as a reduction of accounts receivable in the consolidated balance sheet, was $1.0 million. Actual credit losses in the future may vary from this estimate.

Allowance for Trade Promotions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reduction for the sale of our products to consumers, reimbursement of customer paid advertising and amounts paid to obtain favorable display positions in retailers’ stores. Accruals for trade promotions are recorded at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us or by direct payment to customers. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Allowances for trade promotions total $4.6 million at September 30, 2005. Final determination of trade promotion allowances may result in adjustments in future periods.

Defined Benefit and Medical Retirement Plans: The plan obligations and related assets of defined benefit and medical retirement plans are presented in Note 7 to the Consolidated Financial Statements. Pension plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined based on consultation with actuaries and are based in part on a number of assumptions we provide. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. In determining the discount rate, we use the yield on Moody’s AA rated, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. At September 30, 2005, the actuarial assumption for our plans were: discount rate of 5.15%; long-term rate of return on plan assets of 8%; assumed salary increases of 5%; and healthcare cost trend rate ranging from 5% to 9%. A 1% change in the discount rate would change our recorded retirement obligations by approximately $24 million, while a 1% change in the assumed rate of return on assets would change annual costs by $1.5 million. The impact of changes in healthcare trend rates is described in Note 7 to the Consolidated Financial Statements.

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

Accounting for Income Taxes: Accounting for income taxes requires significant judgment in estimating the probability of the future tax benefit expected to be realized from future tax deductions attributable to temporary differences and loss carryforwards. As described in Note 6 to the Consolidated Financial Statements, we provided a valuation allowance for the tax benefit attributable to capital loss carryforwards, but concluded that future tax benefits of tax deductions and net operating losses totaling $40 million are more likely than not to be realized in future years. The ultimate realization of these tax benefits is dependant on our operations generating sufficient taxable income during the carryforward period to offset the deductions and carryforwards.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued a number of new accounting standards discussed in Note 1 to the Consolidated Financial Statements. These standards establish additional accounting and disclosure requirements. Management has evaluated, as described in Note 1 to the Consolidated Financial Statements, the effects such requirements will have on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board revised Financial Accounting Standard No. 123, Accounting for Stock-Based Compensations (SFAS 123R). The revised statement requires the recording of compensation expense for the fair value of stock options and other equity-based compensation awards. In April 2005, the Securities and Exchange Commission delayed the implementation date of this pronouncement to fiscal years beginning after June 15, 2005. We will adopt this standard during the first quarter of fiscal 2006, using the modified prospective method and we expect to record higher expenses of $0.4 million in fiscal 2006, based on stock options currently outstanding.

In November 2004, the Financial Accounting Standards Board issued Financial Accounting Standard No. 151, Inventory Costs (SFAS 151). This statement is an amendment to the guidance in Accounting Research Bulletin 43, Chapter 4, “Inventory Pricing”, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement is effective for years beginning after June 15, 2005. We do not expect this statement to have a significant effect on our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations. Gains and losses on raw sugar futures and options are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period the forecasted purchase occurs. Our derivatives hedging activity is supervised by a senior risk management committee which monitors and reports to the Board of Directors, compliance with our risk management policy.

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of September 30, 2005.

Expected Maturity Fiscal 2006
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	2,360,000
Weighted Average Contract Price (per cwt.)	$20.92
Contract Amount	$49,363,000
Weighted Average Fair Value (per cwt.)	$21.02
Fair Value	$49,595,000

Expected Maturity Fiscal 2007
Domestic Futures Contracts (short positions):
Contract Volumes (cwt.)	(82,000)
Weighted Average Contract Price (per cwt.)	$20.96
Contract Amount	$(1,714,000)
Weighted Average Fair Value (per cwt.)	$21.05
Fair Value	$(1,721,000)

	Expected Maturity Fiscal 2006	Expected Maturity Fiscal 2007
World Futures Contracts (net long positions):
Contract Volumes (cwt.)	289,000	56,000
Weighted Average Contract Price (per cwt.)	$9.95	$10.98
Contract Amount	$2,876,000	$615,000
Weighted Average Fair Value (per cwt.)	$11.10	$11.06
Fair Value	$3,209,000	$619,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At September 30, 2004, our domestic futures position was a net long position of 2.0 million cwt. at an average contract price of $20.82 and an average fair value price of $20.63. Our world futures position at September 30, 2004 was a net long position of 0.2 million cwt. at an average contract price of $8.18 and an average fair market value of $9.07.

The information in the table below presents our natural gas futures positions outstanding as of September 30, 2005.

Expected Maturity Fiscal 2006
Futures Contracts (long positions):
Contract Volumes (mmbtu)	930,000
Weighted Average Contract Price (per mmbtu)	$10.49
Contract Amount	$9,755,000
Weighted Average Fair Value (per mmbtu)	$13.10
Fair Value	$12,180,000

At September 30, 2004, our natural gas futures position was a long position of 0.1 million mmbtu with an average contract price of $6.39 and an average fair value price of $7.29.

At September 30, 2005, we had no financial investments which were sensitive to interest rate changes. The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates at September 30, 2004. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the treasury yield curve at the reporting date.

	Expected Maturity Date at September 30, 2004 Fiscal Year Ending September 30,
	2005	2006	2007	2008	2009	There- after	Total	Fair Value
	(In Millions of Dollars)
Liabilities
Long-term debt:
Fixed rate debt	$2.1	$2.3	$2.9	—	—	$1.5	$8.8	$8.8
Average interest rate	12.0%	12.0%	12.0%	—	—	6.4%	11.0%
Variable rate debt	$3.3	—	—	—	—	—	$3.3	$3.3
Average interest rate	4.8%	—	—	—	—	—	4.8%

I TEM 8.    Financial Statements and Supplementary Data.

See the index of financial statements and financial statement schedules under “Item 15. Exhibits, Financial Statement Schedules.”

Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

	Fiscal Year 2005 by Quarter Ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Net Sales	$214,706	$171,492	$191,025	$226,551
Gross Margins	15,188	8,423	7,882	10,750
Income (Loss) from Continuing Operations	4,000	(2,534)	(4,153)	(2,756)
Income (Loss) from Discontinued Operations	2,543	1,460	(342)	(17,526)

Net Income (Loss)	6,543	(1,074)	(4,495)	(20,282)
Earnings Per Share:
Income (Loss) from Continuing Operations:
Basic	$0.39	$(0.24)	$(0.39)	$(0.26)
Diluted	0.36	(0.24)	(0.39)	(0.26)
Income (Loss) from Discontinued Operations:
Basic	$0.24	$0.14	$(0.04)	$(1.66)
Diluted	0.23	0.14	(0.04)	(1.66)
Net Income (Loss):
Basic	$0.63	$(0.10)	$(0.43)	$(1.92)
Diluted	0.59	(0.10)	(0.43)	(1.92)
Cash Dividends Paid	—	$0.05	$0.05	$0.05

	Fiscal Year 2004 by Quarter Ended
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Net Sales	$217,724	$174,694	$183,665	$209,812
Gross Margins	19,197	13,231	14,654	15,484
Income from Continuing Operations	3,158	54	578	3,730
Income from Discontinued Operations	355	1,583	3,746	1,760

Net Income	3,513	1,637	4,324	5,490
Earnings Per Share:
Income from Continuing Operations:
Basic	$0.31	$0.01	$0.06	$0.36
Diluted	0.29	0.00	0.05	0.34
Income from Discontinued Operations:
Basic	$0.04	$0.15	$0.36	$0.17
Diluted	0.03	0.15	0.35	0.16
Net Income:
Basic	$0.35	$0.16	$0.42	$0.53
Diluted	0.32	0.15	0.40	0.50

There were no cash dividends paid or declared during fiscal 2004.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting as of September 30, 2005 can be found on page 29 of the Financial Section of this report.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included on page 30 of the Financial Section of this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

ITEM 11.    Executive Compensation

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

ITEM 13.    Certain Relationships and Related Transactions

ITEM 14.    Principal Accountant Fees and Services

Information regarding our executive officers is included in Part I of this report. The other information required by Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2005, and is incorporated in this report by reference.

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

Exhibit No.		Document

*2	(a)	Second Amended and Restated Joint Plan of Reorganization (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*2	(b)	Stipulation with Respect to Confirmation Objection of Wells Fargo Bank (Texas), N.A. and Amendment to Debtors’ Second Amended and Restated Joint Plan of Reorganization dated June 5, 2001 (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

Exhibit No.	Document

*2(c)	Stipulation Regarding Confirmation Objection of Missouri Department of Revenue and Amendment to Debtors’ Second Amended and Restated Joint Plan of Reorganization dated June 5, 2001 (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*3(a)(1)	Amended and Restated Articles of Incorporation of Reorganized Imperial Sugar (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*3(a)(2)	Articles of Amendment dated February 28, 2002, to the Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(2) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 2002 (the “2002 Form 10-K”) and incorporated herein by reference).

*3(b)	Amended and Restated By-Laws of Reorganized Imperial Sugar (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

The Company is a party to several long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4 (iii)(A) of Item 601 (b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*4(a)	Rights Agreement dated as of December 31, 2002 between the Company and The Bank of New York (previously filed as Exhibit 4(a) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

*4(b)	Amended and Restated Credit Agreement dated as of December 1, 2004 among the financial institutions named therein, as lenders, Bank of America, N.A., as administrative agent, and Imperial Sugar Company (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated December 1, 2004 and incorporated by reference herein).

*4(c)	Warrant Agreement dated as of August 28, 2001 between Imperial Sugar Company and The Bank of New York, as warrant agent (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*4(d)	Registration Rights Agreement dated as of August 28, 2001, by and among Imperial Sugar Company and the parties listed on the signature page thereto (previously filed as Exhibit 4(d) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 2001 (the “2001 Form 10-K”) and incorporated herein by reference).

Exhibits 10(a) through 10(g) relate to management contracts or compensatory plans.

*10(a)(1)	Specimen of Employment Agreement (Form A) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(1) to the 2001 Form 10-K and incorporated herein by reference).

*10(a)(2)	Specimen of Employment Agreement (Form B) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(3) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(a)(3)	Schedule of Employment Agreements.

*10(a)(4)	Specimen of Change in Control and Severance Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(5) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

Exhibit No.	Document

10(a)(5)	Schedule of Change in Control and Severance Agreements.

*10(a)(6)	Specimen of Change in Control Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(7) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(a)(7)	Schedule of Change in Control Agreements.

*10(b)(1)	Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (previously filed as Exhibit 10(b)(1) to Imperial Sugar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the “September 1994 Form 10-Q”) and incorporated herein by reference).

*10(b)(2)	Specimen of Imperial Sugar’s Salary Continuation Agreement entered into with W.F. Schwer (previously filed as Exhibit 10(b)(3) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(c)(1)	Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (previously filed as Exhibit 10(c)(1) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(c)(2)	Specimen of Imperial Sugar’s Benefit Restoration Agreement entered into with W.F. Schwer (previously filed as Exhibit 10(c)(2) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(d)	Imperial Holly Corporation Retirement Plan For Non-employee Directors (previously filed as Exhibit 10(j) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

*10(e)(1)	Long-Term Incentive Plan of Reorganized Imperial Sugar Company (previously filed as Exhibit 10(f) to the 2001 Form 10-K and incorporated herein by reference).

*10(e)(2)	Specimen of Imperial Sugar Company Long Term Incentive Plan Non Qualified Stock Option Award Agreement (previously filed as Exhibit 10(e)(2) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 2005 (the “2005 Form 10-K”) and incorporated herein by reference).

*10(e)(3)	Specimen of Stock Appreciation Rights Agreement (previously filed as Exhibit 10(e)(3) to the 2005 Form 10-K and incorporated herein by reference).

*10(f)	Stock and Asset Purchase Agreement, dated as of August 16, 2005, by and between Imperial Sugar Company, Ragus Holdings, Inc. and Southern Minnesota Beet Sugar Cooperative (previously filed as Exhibit 10 to Imperial Sugar’s Current Report on Form 8-K and filed August 19, 2005 and incorporated herein by reference).

10(g)	Summary of Imperial Sugar Company Management Incentive Pan for fiscal 2005 and 2006.

*14	Code of ethics (previously filed as Exhibit 14 to Imperial Sugar’s Annual Report on Form 10-K for the year ending September 30, 2003 and incorporated herein by reference).

21	Subsidiaries of Imperial Sugar Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2005.

IMPERIAL SUGAR COMPANY

By:	/s/ ROBERT A. PEISER
Robert A. Peiser President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 2005.

Signature	Title

/s/ ROBERT A. PEISER Robert A. Peiser	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ H.P. MECHLER H.P. Mechler	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES J. GAFFNEY James J. Gaffney	Chairman of the Board of Directors

/s/ CURTIS G. ANDERSON Curtis G. Anderson	Director

/s/ GAYLORD O. COAN Gaylord O. Coan	Director

/s/ YVES-ANDRE ISTEL Yves-Andre Istel	Director

/s/ ROBERT J. MCLAUGHLIN Robert J. McLaughlin	Director

/s/ JOHN K. SWEENEY John K. Sweeney	Director

David C. Moran	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including Imperial Sugar Company’s principal executive officer and principal financial and accounting officer, is responsible for establishing and maintaining adequate internal control over Imperial Sugar Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Sugar Company’s internal control over financial reporting was effective as of September 30, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Robert A. Peiser	/s/ H.P. Mechler
Robert A. Peiser	H.P. Mechler
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Imperial Sugar Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005 of Imperial Sugar Company and our report dated December 13, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas

December 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flow for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas

December 13, 2005

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$49,179	$2,514
Marketable Securities	310	1,688
Accounts Receivable, Net	52,233	74,883
Inventories:
Finished Products	34,977	96,506
Raw and In-process Materials	51,627	55,261
Supplies	9,043	10,155

Total Inventory	95,647	161,922
Deferred Costs and Prepaid Expenses	12,037	5,824
Assets Held for Sale	4,625	372

Total Current Assets	214,031	247,203
Other Investments	2,303	2,002
Property, Plant and Equipment—Net	96,818	138,136
Deferred Income Taxes—Net	40,338	23,887
Other Assets	6,301	4,582

Total	$359,791	$415,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable—Trade	$69,142	$77,849
Current Maturities of Long-Term Debt	2,346	5,334
Other Current Liabilities	23,386	33,647

Total Current Liabilities	94,874	116,830

Long-Term Debt—Net of Current Maturities	4,361	6,707
Deferred Employee Benefits and Other Liabilities	111,084	116,072
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 10,561,017 and 10,373,700 Shares Issued and Outstanding at September 30, 2005 and 2004	110,450	109,241
Retained Earnings	80,693	101,574
Accumulated Other Comprehensive (Loss)	(41,671)	(34,614)

Total Shareholders’ Equity	149,472	176,201

Total	$359,791	$415,810

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2005	2004	2003
	(In Thousands of Dollars, Except Share and Per Share Amounts)
Net Sales	$803,774	$785,895	$919,949

Cost of Sales	761,532	723,330	857,172
Selling, General and Administrative Expense	43,123	39,439	49,464
Discount on Receivables Sold	—	—	1,847
Depreciation	12,739	11,051	14,083
Loss (Gain) on Operating Asset Sales, Impairment and Other Costs	(2,931)	266	4,997

Total Costs and Expenses	814,463	774,086	927,563

Operating Income (Loss)	(10,689)	11,809	(7,614)
Interest Expense	(2,909)	(5,808)	(6,847)
Change in Fair Value of Interest Rate Swaps	—	138	(621)
Costs Associated with Debt Repaid	—	—	(4,617)
Gain (Loss) on Non-Operating Asset Sales	1,854	—	—
Other Income—Net	3,683	2,139	5,751

Income (Loss) from Continuing Operations Before Income Taxes	(8,061)	8,278	(13,948)
Provision (Credit) for Income Taxes	(2,618)	758	(4,949)

Income (Loss) from Continuing Operations	(5,443)	7,520	(8,999)
Income (Loss) from Discontinued Operations	(13,865)	7,444	85,656

Net Income (Loss)	$(19,308)	$14,964	$76,657

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(0.52)	$0.73	$(0.90)
Income (Loss) from Discontinued Operations	(1.32)	0.73	8.56

Net Income (Loss)	$(1.84)	$1.46	$7.66

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(0.52)	$0.69	$(0.87)
Income (Loss) from Discontinued Operations	(1.32)	0.69	8.31

Net Income (Loss)	$(1.84)	$1.38	$7.44

Weighted Average Shares Outstanding:
Basic	10,484,399	10,234,958	10,013,400

Diluted	10,484,399	10,844,333	10,304,851

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands of Dollars)
BALANCE September 30 2002	10,000,000	$95,316	$9,953	$(7,009)	$98,260
Comprehensive Income:
Net Income			76,657		76,657
Change in Unrealized Securities Gains (1)				(28)	(28)
Change in Derivative Fair Value (1)				221	221
Recognition of Deferred Gains in Net Income (1)				(5,218)	(5,218)
Change in Minimum Pension Liability (1)				(49,577)	(49,577)

Total Comprehensive Income					22,055
Tax Benefit Realized from Net Deferred Tax Asset		839			839
Stock Options Exercised	47,500	259			259

BALANCE September 30, 2003	10,047,500	96,414	86,610	(61,611)	121,413
Comprehensive Income:
Net Income			14,964		14,964
Change in Unrealized Securities Gains (Net of Tax of $5)				(10)	(10)
Change in Derivative Fair Value (Net of Tax of $826)				(1,534)	(1,534)
Recognition of Deferred Gains in Net Income (Net of Tax of $1,020)				1,897	1,897
Change in Minimum Pension Liability (Net of Tax of $2,736)				5,080	5,080
Reversal of Valuation Allowance for Deferred Tax Asset				21,564	21,564

Total Comprehensive Income					41,961
Reversal of Pre-fresh Start Valuation Allowance for Deferred Tax Asset		3,407			3,407
Tax Benefit Realized from Net Deferred Tax Asset		6,996			6,996
Stock Options Exercised	326,200	2,424			2,424

BALANCE September 30, 2004	10,373,700	109,241	101,574	(34,614)	176,201
Comprehensive Income:
Net Income (Loss)			(19,308)		(19,308)
Change in Unrealized Securities Gains (Net of Tax of $7)				11	11
Change in Derivative Fair Value (Net of Tax of $2,997)				5,175	5,175
Recognition of Deferred Gains in Net Income (Net of Tax of $1,304)				(2,252)	(2,252)
Change in Minimum Pension Liability (Net of Tax of $12,371)				(18,908)	(18,908)
Recognition of Pension Liability in Sale of Discontinued Operations (Net of Tax of $5,166)				8,917	8,917

Total Comprehensive Loss					(26,365)
Dividends			(1,573)		(1,573)
Stock Options Exercised and Restricted Stock Grants	187,317	1,209			1,209

BALANCE September 30, 2005	10,561,017	$110,450	$80,693	$(41,671)	$149,472

(1)	The tax effect of these items was zero.

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended September 30,
	2005	2004	2003
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$(19,308)	$14,964	$76,657
Adjustments for Noncash and Nonoperating Items:
Depreciation	12,739	11,159	4,276
Reclassification Adjustment from Accumulated Comprehensive Income to Net Income	(8,172)	1,897	(5,218)
Cash Settlement of Derivatives	3,556	(1,534)	221
Change in Fair Value of Interest Rate Swaps	—	(138)	621
Loss (Gain) on Sales of Assets	(4,785)	328	(2,870)
Deferred Income Taxes	2,618	758	(4,949)
Impairment Loss	—	—	4,269
Write Off Deferred Debt Costs	—	—	2,420
Loss (Gain) on Sales of Discontinued Operations	13,596	—	(69,824)
Loss (Income) from Discontinued Operations	269	(7,444)	(15,832)
Other	973	2,524	1,547
Changes in Operating Assets and Liabilities (Excluding Operating Assets and Liabilities Sold in Dispositions):
Accounts Receivables	825	2,361	6,485
Inventories	(1,227)	9,973	(31,008)
Deferred Costs and Prepaid Expenses	(7,243)	1,696	(12,466)
Accounts Payable—Trade	9,709	(7,922)	34,093
Other Liabilities	(24,447)	(11,521)	(5,943)

Net Cash Provided by (Used in) Continuing Operations	(20,897)	17,101	(18,763)
Net Cash Provided by Discontinued Operations	21,996	5,958	38,533

Net Cash Provided by Operations	1,099	23,059	19,770

Investing Activities:
Capital Expenditures—Continuing Operations	(10,780)	(14,138)	(7,024)
Capital Expenditures—Discontinued Operations	(3,628)	(4,121)	(9,130)
Investment in Marketable Securities	(1,149)	(1,649)	(1,943)
Proceeds from Maturity of Marketable Securities	1,389	2,199	2,181
Proceeds from Sales of Assets	6,448	3,874	13,855
Proceeds from Sales of Discontinued Operations, Including Collection of Escrow	59,088	—	139,923
Proceeds from Collection of Note Receivable	—	13,081	—
Other	77	95	(3,282)

Investing Cash Flow	51,445	(659)	134,580

Financing Activities:
Short-Term Borrowings—Net	—	(3,097)	348
Borrowings (Repayment) of Revolving Credit—Net	(3,250)	3,250	(25,040)
Borrowings of Long-Term Debt	—	—	35,000
Repayment of Long-Term Debt	(2,084)	(28,709)	(128,530)
Cash Dividends	(1,573)	—	—
Stock Option Proceeds	1,028	2,424	259
Repurchase of Accounts Receivable	—	—	(37,268)

Financing Cash Flow	(5,879)	(26,132)	(155,231)

Increase (Decrease) in Cash and Temporary Investments	46,665	(3,732)	361
Cash and Temporary Investments, Beginning of Period	2,514	6,246	5,885

Cash and Temporary Investments, End of Period	$49,179	$2,514	$6,246

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005, 2004, and 2003

1. ACCOUNTING POLICIES

The Company

The consolidated financial statements include the accounts of Imperial Sugar Company and its wholly owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products. The Company sold a significant portion of its foodservice business in December 2002 and its beet sugar operations in September 2005 and has reported the results of those businesses as discontinued operations.

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

A significant portion of the Company’s industrial sales are made under fixed price, forward sales contracts, which extend up to one year. The Company also contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from the purchase. To mitigate its exposure to future price changes, the Company attempts to manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar contracted for future receipt and utilizes traded raw sugar futures, when feasible.

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

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

Inventories

Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in, first-out (“LIFO”) method. All other costs are determined under the first-in, first-out (“FIFO”) or average method. Pursuant to the application of fresh start accounting, the current cost of inventory at August 29, 2001, became the LIFO base layer. LIFO inventories at September 30, 2005 and 2004 approximated current cost. Supplies inventory includes operating and packaging supplies as well as maintenance parts utilized in the Company’s manufacturing operations.

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Financial Accounting Standard No. 123, Accounting for Stock-Based Compensations (SFAS 123R). The revised statement requires the recording of compensation expense for the fair value of stock options and other equity-based compensation awards. In April 2005, the Securities and Exchange Commission delayed the implementation date of this pronouncement to fiscal years beginning after June 15, 2005. The Company will adopt this standard during the first quarter of fiscal 2006, using the modified prospective method and the Company expects to record higher expenses of $0.4 million in fiscal 2006, based on stock options currently outstanding.

In November 2004, the Financial Accounting Standards Board issued Financial Accounting Standard No. 151, Inventory Costs (SFAS 151). This statement is an amendment to the guidance in Accounting Research

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

Bulletin 43, Chapter 4, “Inventory Pricing”, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement is effective for years beginning after June 15, 2005. We do not expect this statement to have a significant effect on our consolidated financial statements.

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, the Company measures (until the adoption of SFAS 123R in fiscal 2006) compensation cost using the intrinsic value method prescribed in by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s reported net income and net income per share would have been different had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method of accounting as shown in the pro forma amounts below:

	Year Ended September 30,
	2005	2004	2003
Net Income (Loss), as Reported	$(19,308)	$14,964	$76,657
Deduct: Total Stock-based Employee Compensation:
Expense Determined Under Fair Value Based Method	(359)	(467)	(403)

Pro Forma Net Income (Loss)	$(19,667)	$14,497	$76,254

Net Income (Loss) Per Share, Basic:
As Reported	$(1.84)	$1.46	$7.66

Pro Forma	$(1.88)	$1.42	$7.62

Net Income (Loss) Per Share, Diluted:
As Reported	$(1.84)	$1.38	$7.44

Pro Forma	$(1.88)	$1.34	$7.40

For purpose of estimating the fair value of options on their date of grant, the Company used a binomial lattice option pricing model in fiscal 2005 and Black-Scholes option-pricing model, previously. The following assumptions were used in those models:

Expected Stock Price Volatility	3.0-35%
Risk-free Interest Rate	2.5-4.2%
Expected Life of Options	5.0

2. MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company’s marketable securities at September 30, 2005 and 2004 consisted of U.S. Government securities, maturing in 2005, which are pledged to secure certain insurance obligations.

Other investments at September 30, 2005 and 2004 consisted principally of a limited partnership interest in a company which owns an interest in a fuel oil terminal in the Port of Houston and the Company’s minority interest in an organic sweetener business.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

3. ACCOUNTS RECEIVABLE

Accounts receivable are reported net of an allowance for credit losses of $1.0 million at September 30, 2005 and $1.4 million at September 30, 2004. The provision for credit losses charged to selling, general and administrative expenses was $0.5 million in fiscal 2005, $0.1 million in fiscal 2004, and $1.1 million in fiscal 2003.

The Company previously had a receivable securitization facility which provided for the sale of accounts receivable at discounted amounts. The facility was terminated in conjunction with the refinancing of the Company’s senior bank debt in December 2002.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands of dollars):

	September 30,
	2005	2004
Land	$2,697	$14,585
Buildings, Machinery and Equipment	130,737	158,580
Construction in Progress	4,748	7,094

Total	138,182	180,259
Less Accumulated Depreciation	(41,364)	(42,123)

Property, Plant and Equipment—Net	$96,818	$138,136

5. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	September 30,
	2005	2004
Senior Bank Revolving Credit Loans	$—	$3,250
Industrial Revenue Bonds	1,500	1,500
Non-interest Bearing Notes	5,207	7,291

Total Long-term Debt	6,707	12,041
Less Current and Deemed Current Maturities	2,346	5,334

Long-term Debt, Net	$4,361	$6,707

The Company has a senior secured revolving credit facility (“Revolver”) providing for loans of up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustments). This facility is used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The Revolver matures on December 31, 2008 and will have no financial covenants so long as average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) exceeds $20 million; otherwise a minimum EBITDA test would apply. The Revolver limits the Company’s ability to pay dividends, if our average total liquidity, after adjustment on a pro forma basis for such payment, is less than $20 million. Average total liquidity during fiscal 2005 was $89 million. The facility is secured by all of the Company’s assets and all subsidiaries of the Company are borrowers or guarantors under the facility.

Interest rates on the revolver were LIBOR plus 1.25% to 2.25% or prime less 0.25% to plus 0.50%.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

Although the final maturity of the Revolver is December 31, 2008, the Company classifies debt under the Revolver as current, pursuant to Emerging Issues Task Force Issue 95-22. The agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts. At September 30, 2005, the carrying amount of the Company’s debt approximates fair value.

The industrial revenue bond has a fixed interest rate of 6.4% with a maturity date of 2017.

Pursuant to the Plan of Reorganization, the non-interest bearing notes were issued to certain former employees and directors who were participants in non-qualified pension and deferred compensation plans. The notes require quarterly payments aggregating $0.7 million through August 2007. The notes have been recorded on a discounted basis at a 12% rate of interest.

Aggregate scheduled maturities of long-term debt at September 30, 2005, is as follows (in thousands of dollars):

	Senior Bank Debt	Other	Total
Fiscal 2006	—	$2,346	$2,346
Fiscal 2007	—	2,861	2,861
Fiscal 2008	—	—	—
Fiscal 2009	—	—	—
Fiscal 2010	—	—	—
Thereafter	—	1,500	1,500

	—	$6,707	$6,707

Cash paid for interest on short and long-term debt was $2.2 million, $3.3 million and $5.1 million for the years ended September 30, 2005, 2004 and 2003, respectively. Interest capitalized as part of the cost of constructing assets was $0.2 million, $0.4 million and $0.2 million for the years ended September 30, 2005, 2004 and 2003, respectively. In fiscal 2003, the Company received a refund of approximately $2.1 million of previously paid interest related to the repayment of the old bank debt, which was recorded as a reduction of interest expense.

6. INCOME TAXES

The components of the consolidated income tax provision (credit) from continuing operations, were as follows (in thousands of dollars):

	Year Ended September 30,
	2005	2004	2003
Federal:
Current	$—	$—	$—
Deferred	(2,391)	2,399	(4,951)
State:
Current	—	276	2
Deferred	(227)	—	—

Total Before Valuation Allowance	(2,618)	2,675	(4,949)
Valuation Allowance	—	(1,917)	—

Total	$(2,618)	$758	$(4,949)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

The consolidated income tax provision from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company’s income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

	Year Ended September 30,
	2005	2004	2003
Income Taxes Computed at the Statutory Federal Rate	$(2,840)	$2,897	$(4,882)
State Income Taxes, Net of Federal Benefit	(227)	180	1
Other	449	(402)	(68)
Valuation Allowance	—	(1,917)	—

Total	$(2,618)	$758	$(4,949)

Income taxes paid were $0.1 million, $0.3 million and $1.3 million in fiscal 2005, 2004 and 2003, respectively.

The tax effects of temporary differences which give rise to the Company’s deferred tax assets and liabilities were as follows (in thousands of dollars):

	September 30, 2005			September 30, 2004
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Inventory Valuation Differences, Principally Fresh Start Accounting	—	$(4,867)	$(4,867)	—	$(12,542)	$(12,542)
Manufacturing Costs Prior to Production Deducted Currently	—	—	—	—	(101)	(101)
Accruals Not Currently Deductible	$1,463	—	1,463	$2,854	—	2,854
Other	225	—	225	1,077	—	1,077

Total Current	1,688	(4,867)	(3,179)	3,931	(12,643)	(8,712)

Noncurrent:
Depreciation Differences, Including Fresh Start Accounting	—	(12,883)	(12,883)	—	(18,364)	(18,364)
Pensions	28,927	—	28,927	28,451	—	28,451
Accruals Not Currently Deductible	10,873	—	10,873	12,637	—	12,637
Operating Loss Carryforwards	17,512	—	17,512	8,361	—	8,361
Capital Loss Carryforwards	18,130	—	18,130	—	—	—
Other	—	(912)	(912)	1,514	—	1,514

Total Noncurrent	75,442	(13,795)	61,647	50,963	(18,364)	32,599

Total	$77,130	$(18,662)	58,468	$54,894	$(31,007)	23,887

Valuation Allowance			(18,130)			—

Net			$40,338			$23,887

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

The Company has net operating loss (“NOL”) carryforwards of $48.3 million which expire in 2020 through 2025, and a capital loss carryforward of $51.8 million, which expires in 2010.

Previously, the valuation allowance reduced deferred tax assets to the amount that the Company believed was most likely to be realized. Due to the recent history of operating profits, the Company believes a valuation allowance for the net deferred tax asset balance is no longer required and reversed the remaining balance in fiscal 2004. The reversal of the valuation allowance resulted in a reduction of current income tax expense of $1.9 million for the post-fresh start portion and an adjustment of $21.5 million to accumulated other comprehensive income. The remaining $10.4 million of the reversal related to the pre-fresh start period was recorded as a credit to common stock, in accordance with fresh start accounting requirements. The Company has provided a valuation allowance for the full amount of the capital loss carryforward as the Company believes that the capital loss is more likely than not to expire unrealized.

7. EMPLOYEE BENEFITS

Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

Substantially all of the Company’s nonseasonal employees are covered by retirement plans. In 2003, a number of changes were made which affected retirement plans, including the sale of a portion of our foodservice operation and sale of beet sugar plants, the closing of the Sugar Land refinery and the freezing of benefits under the salaried plan. The sale of the remaining beet sugar operations in 2005 resulted in further reductions in future pension obligations. Certain unionized employees previously employed at the Company’s Sugar Land, Texas refinery were covered by a multi-employer plan, and other employees are covered by Company-sponsored defined benefit plans. Under the Company-sponsored defined benefit plans, retirement benefits are primarily a function of years of service and the employee’s compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains, and losses over the remaining service periods. Additionally, the Company previously provided a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law as well as a non-qualified retirement plan for non-employee directors, which provided benefits based upon years of service as a director and the retainer in effect at the date of a director’s retirement. Certain of the Company’s employees are covered by benefit plans that provide postretirement health care and life insurance benefits to employees who meet the applicable eligibility requirements. The Company’s actuary prepares a valuation as of June 30 each year.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

The following tables present the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used (in thousands of dollars):

	Pension Benefits
	Year Ended September 30,
	2005	2004	2003
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$240,751	$247,116	$229,077
Service Cost	709	1,300	3,553
Interest Cost	11,930	14,317	15,445
Amendments	212	311	1,073
Actuarial (Gain)/Loss	29,153	(3,151)	38,433
Disposition of Business Units	(43,214)	—	(1,628)
Expenses Paid	(1,387)	(1,516)	(1,740)
Benefits Paid	(14,649)	(17,626)	(16,088)
Curtailment and Other	—	—	(21,009)

Benefits Obligation at End of Period	$223,505	$240,751	$247,116

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$158,555	$155,165	$171,858
Actual Return on Plan Assets	9,058	19,159	199
Employer Contribution	4,819	3,373	1,491
Disposition of Business Units	(30,193)	—	(555)
Expenses Paid	(1,387)	(1,516)	(1,740)
Benefits Paid	(14,649)	(17,626)	(16,088)

Fair Value of Plan Assets at End of Period	$126,203	$158,555	$155,165

Funded Status	$(97,301)	$(82,196)	$(91,951)
Unrecognized Actuarial Loss	70,964	53,750	61,678
Unrecognized Prior Service Cost	1,210	1,411	1,203
Adjustment for Fourth Quarter Contributions	22,000	5,459	1,997

Net Amount Recognized	$(3,127)	$(21,576)	$(27,073)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

	Postretirement Benefits Other Than Pensions
	Year Ended September 30,
	2005	2004	2003
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$20,173	$17,718	$24,806
Service Cost	12	21	117
Interest Cost	1,208	1,020	1,700
Amendments	—	(3,305)	(11,218)
Actuarial Loss	1,487	6,746	4,776
Curtailment	—	—	(461)
Benefits Paid	(1,125)	(2,027)	(2,002)

Benefits Obligation at End of Period	$21,755	$20,173	$17,718

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	—	—	—
Employer Contribution	1,125	2,027	2,002
Benefits Paid	(1,125)	(2,027)	(2,002)

Fair Value of Plan Assets at End of Period	$—	$—	$—

Funded Status	$(21,755)	$(20,173)	$(17,718)
Unrecognized Actuarial Loss	13,689	12,900	6,475
Unrecognized Prior Service Cost	(12,615)	(13,676)	(11,218)
Adjustment for Fourth Quarter Contributions	206	574	560

Net Amount Recognized	$(20,475)	$(20,375)	$(21,901)

	Pension Benefits September 30,		Postretirement Benefits Other than Pensions September 30,

	2005	2004	2005	2004
Amounts Recognized in the Statement of Financial Position Consist of:
Accrued Benefit Liability	$(74,633)	$(76,086)	$(20,475)	$(20,375)
Intangible Asset	1,210	1,411	—	—
Accumulated Other Comprehensive Income, Pre-Tax	70,296	53,099	—	—

Net Amount Recognized	$(3,127)	$(21,576)	$(20,475)	$(20,375)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

The assumptions used and the annual cost related to these plans consist of the following:

	Year Ended September 30,
	2005	2004	2003
Pension Benefits
Weighted-average Assumptions:
Discount Rate	5.15%	6.25%	6.0%
Expected Return on Plan Assets	8.0%	8.0%	9.0%
Rate of Compensation Increase	5.0%	4.0-5.0%	4.0-5.0%
Components of Net Periodic Benefit Cost of Company-sponsored Plans:
Service Cost	$709	$1,300	$3,553
Interest Cost	11,930	14,317	15,445
Expected Return on Plan Assets	(11,503)	(14,840)	(17,515)
Amortization of Prior Service Cost	102	103	12
Recognized Actuarial (Gain)/Loss	168	458	3
Recognized Curtailment Gain	—	—	(84)

Total Net Periodic Benefit Cost—Company-sponsored Plans	1,406	1,338	1,414
Multi-employer Plan for Certain Unionized Employees	—	—	339

Total Pension Cost	$1,406	$1,338	$1,753

	Year Ended September 30,
	2005	2004	2003
Postretirement Benefits Other Than Pensions
Discount Rate Assumptions	5.15%	6.25%	6.0%
Components of Net Periodic Benefit Cost:
Service Cost	$12	$21	$117
Interest Cost	1,208	1,020	1,700
Amortization of Prior Service Cost	(1,061)	(848)	—
Recognized Actuarial Loss	699	321	50

Net Periodic Benefit Cost	$858	$514	$1,867

Aggregated accumulated benefit obligations for all plans were $222.8 million and $240.1 million at September 30, 2005 and 2004, respectively. Accumulated benefit obligations were in excess of plan assets for all plans for both periods.

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

The reduction of participants in the Company’s salaried pension plan resulting from the sale of Holly Sugar in September 2005 will be accounted for as a curtailment in fiscal 2006. Pension plan contributions, which are based on regulatory requirements, totaled $22.5 million and $6.8 million during fiscal 2005 and 2004; contributions during fiscal 2006 are expected to be approximately $3.2 million.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2005 was 9% for 2006. The rate was assumed to decrease gradually to 5% for 2012 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands of Dollars)
Effect on Total Service and Interest Cost Components	$79	$(70)
Effective on Postretirement Benefit Obligation	1,494	(1,304)

The Company amended its post retirement medical plan to eliminate prescription drug coverage effective January 1, 2006. This amendment will be accounted for as a plan modification in fiscal 2006.

Plan assets of the Company sponsored defined benefit pension plans at September 30, 2005 were invested in marketable securities. The Company’s plan assets were allocated as follows:

	September 30, 2005		September 30, 2004
Asset Category	Actual	Target	Actual	Target
Intermediate Fixed Income	27%	30%	30%	30%
Large Cap Equity	24%	25%	21%	25%
Mid Cap Equity	18%	17.5%	20%	17.5%
Small Cap Equity	19%	17.5%	19%	17.5%
Hedge Fund	5%	5%	5%	5%
Real Estate Fund	5%	5%	—	5%
Cash and Other	2%	—	5%	—

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending September 30,	Pension Benefits	Post Retirement Benefits Other Than Pensions
2006	$12,720	$1,624
2007	12,754	1,664
2008	12,929	1,690
2009	13,020	1,699
2010	13,169	1,704
Next Five Years	$70,422	$8,297

The assumed rate of return is based on the results of historical statistical return studies conducted by the Company’s advisors. As a result of the re-allocation of assets in September 2003, the Company reduced its assumed long-term rate of return on plan assets from 9% to 8% for fiscal 2004.

401(k) Plans

Substantially all of the employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amount charged to expense for these plans was $1.6 million, $1.8 million and $1.0 million for the years ended September 30, 2005, 2004 and 2003, respectively.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

8. SHAREHOLDERS’ EQUITY

Earnings per Share

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Year Ended September 30,
	2005	2004	2003
Income (Loss) from Continuing Operations:	$(5,443)	$7,520	$(8,999)

Average Shares Outstanding	10,484,399	10,234,958	10,013,400
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method(1)	—	609,375	291,451

Adjusted Average Shares	10,484,399	10,844,333	10,304,851

Diluted EPS—Continuing Operations	$(0.52)	$0.69	$(0.87)

Income (Loss) from Discontinued Operations	(13,865)	7,444	85,656

Average Shares Outstanding	10,484,399	10,234,958	10,013,400
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method(1)	—	609,375	291,451

Adjusted Average Shares	10,484,399	10,844,333	10,304,851

Diluted EPS—Discontinued Operations	$(1.32)	$0.69	$8.31

Net Income (Loss)	(19,308)	14,964	76,657

Average Shares Outstanding	10,484,399	10,234,958	10,013,400
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method(1)	—	609,375	291,451

Adjusted Average Shares	10,484,399	10,844,333	10,304,851

Diluted EPS—Net Income (Loss)	$(1.84)	$1.38	$7.44

(1)	No securities were included in the computation of diluted EPS for the year ended September 30, 2005, because of the losses.

The Company has a long-term incentive plan which provides for the granting to management of options to purchase up to 1,453,456 shares of common stock. The plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights (SARs), restricted stock, cash award performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. Stock options granted to date have an exercise price equal to the fair market value of the shares of common stock at date of grant. Options become exercisable in annual increments over a three year period from grant date. These options expire not more than ten years from date of grant.

In fiscal 2005, the Company granted 64,367 shares of restricted stock to certain employees. These restricted stock shares vest equally over a three-year period and the Company accrues the expense for the shares over the vesting term.

Additionally, in 2003, the Company granted stock appreciation rights (SARs) to certain employees based on 119,000 shares, at a stated price of $1.35 per share. The SARs provide the right to receive, at the date the rights

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

are exercised, cash equal to the market appreciation between the stated price and the current market value to a maximum appreciation value of $5.55 per share. The SARs vest over a three-year period and expire ten years from date of grant. The Company accrues for the value of the SARs over the vesting term. SARs totaling 10,750 and 11,000 were exercised during fiscal 2005 and 2004.

Stock option activity in the plan was as follows:

	Year Ended
	September 30, 2005		September 30, 2004
	Options	Weighted Average Price per Share	Options	Weighted Average Price per Share
Beginning Balance	1,238,756	$6.61	1,453,456	$4.73
Granted	159,250	14.96	211,000	13.57
Expired or Cancelled	(59,000)	4.54	(99,500)	4.54
Exercised	(126,250)	4.79	(326,200)	4.70

Balance, September 30	1,212,756	8.00	1,238,756	6.61

Exercisable as of September 30	882,256	$6.28	682,642	$5.90

Options outstanding at September 30, 2005 consisted of the following:

Range of Exercise Prices per Share	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Exercisable Options
				Number of Options	Weighted-Average Exercise Price per Share
$14.78-19.55	159,250	$14.96	9.3 years	2,000	$18.35
11.63-14.18	207,000	13.60	8.7 years	103,500	13.60
5.55-10.58	743,506	5.69	7.4 years	676,006	5.66
1.35-4.00	103,000	2.69	6.9 years	100,750	2.72

Stock option pricing above does not reflect adjustments resulting from the special dividend paid in November 2005.

9. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments to manage exposures to changes in raw sugar prices, natural gas prices and interest rates. The Company’s objective for holding derivatives is to minimize risk using the most efficient methods to eliminate or reduce the impacts of these exposures.

Raw Sugar

The Company’s risk management policy is to manage the forward pricing of purchases of raw sugar in relation to its forward refined sugar sales to reduce price risk. The Company attempts to meet this objective by entering into fixed price supply agreements and futures contracts to reduce its exposure. The Company has designated its futures contracts as cash flow hedging instruments. Such financial instruments are used to manage the Company’s exposure to variability in future cash flows attributable to the purchase price of raw sugar. The changes in the fair value of the designated futures contracts are included as a component of Other Comprehensive Income (“OCI”).

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

The Company collects or pays cash based upon the change in the market value of open futures positions on a daily basis; accordingly, no asset or liability for the raw sugar futures contracts is reflected in the consolidated balance sheet.

The changes in the fair value of the designated futures contracts are matched to inventory purchases by period, and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through September 30, 2006, approximately $1.3 million of existing net gains presently deferred in OCI. The Company has hedged a portion of its exposure to raw sugar price risk movement through November 2006.

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

The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, no asset or liability for the natural gas futures contracts is reflected in the consolidated balance sheet. There were no outstanding natural gas options or basis swaps at September 30, 2005 or 2004.

The changes in the fair value of the designated futures and options are matched to forecasted natural gas purchases and are recognized in earnings in the period the forecasted purchase occurs. The Company expects to recognize in earnings through September 30, 2006, approximately $3.2 million of existing net gains presently deferred in OCI. The Company has hedged a portion of its exposure to natural gas price risk through September 2006.

For the periods ended September 30, 2004 and 2003, the Company recognized derivative gains of $1.3 million and $0.5 million respectively recorded in cost of sales which represented the ineffectiveness of cash flow hedging activity. In fiscal 2005, all hedges qualified for deferral.

Interest Rates

In the past, the Company had material amounts of debt with interest rates that floated with market rates, exposing the Company to interest rate risk. The Company’s policy is to reduce interest rate risk on its variable

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

rate debt by entering into interest rate swap agreements for a portion of such floating rate debt. The Company had interest rate swap agreements with a major financial institution, the last of which was terminated in March 2004. Since the Company has the ability to change the interest rate index of the debt, the interest rate swap agreements were not designated as hedging instruments under SFAS 133 and changes in the fair value of the interest rate swaps were recognized in earnings.

10. COMMITMENTS AND CONTINGENCIES

The Company is party to litigation and claims which are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position, or cash flows.

The Company was obligated under $16.5 million in outstanding letters of credit at September 30, 2005, principally to secure insurance obligations.

The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $0.8 million in fiscal 2005, $1.0 million in fiscal 2004 and $2.0 million in fiscal 2003.

The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 2005 are summarized as follows (in thousands of dollars):

Fiscal Year Ending September 30,	Operating Leases
2006	$1,842
2007	1,485
2008	1,352
2009	1,186
2010	428
Thereafter	—

In February 2002, the Company sold its Michigan Sugar subsidiary for cash and notes. Additionally, the buyer assumed $18.5 million of industrial revenue bonds, with final maturity in 2025, issued by Michigan Sugar. The Company remains contingently liable for repayment of the industrial revenue bonds under a guarantee arrangement and does not believe that a liability is probable. The Company obligation under the guaranty was cross collateralized with a seller note receivable that would have provided the Company with a claim to substantially all Michigan Sugar’s production assets should the Company have had to perform under the guarantee. In December 2003, the Company received $13.3 million in principal and interest from Michigan Sugar in full satisfaction of the seller note, reported as other investments, and released the collateral. The Company’s obligation pursuant to the guarantee of the industrial revenue bonds is now unsecured. The Company accounted for this release of collateral as a modification of the guarantee and recorded a non-current liability for its fair value in the first quarter of fiscal 2004, pursuant to Financial Interpretation No. 45. The loss on recording the fair value of the guarantee was substantially offset by the gain from the early repayment of the seller note.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

11. GAIN (LOSS) ON ASSET SALES, IMPAIRMENT AND OTHER COSTS

The Company had gains (losses) on asset sales, impairment and other costs as follows (in thousands of dollars):

	Year Ended September 30,
	2005	2004	2003
Gain(Loss) on Asset Sales:
Air and Water Discharge Rights	500	—	$690
Surplus Real Estate and Equipment	$2,431	$(266)	(1,328)

Total (Loss) Gain—Asset Sales	2,931	(266)	(638)

Impairment and Other Charges:
Impairment of Supplies Inventory—Sugar Land	—	—	(2,393)
Sugar Land Severance (for 50 Salaried Employees)	—	—	(869)
Impairment of Assets Held for Sale	—	—	(1,876)
Lease Obligations and Other	—	—	779

Total Impairment and Other Charges	—	—	(4,359)

Total Gains(Losses) on Asset Sales, Impairment, and Other Costs	$2,931	$(266)	$(4,997)

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

12. DISCONTINUED OPERATIONS

In September 2005, the Company completed the sale of Holly Sugar Corporation (“Holly”) for a gross sales price of $55.1 million. Approximately $4.5 million of proceeds from this transaction were placed in escrow or held as post-closing working capital adjustments. $2.8 million will remain in escrow for 18 months, while the remainder is expected to be settled in fiscal 2006. The escrow is recorded within other assets in the balance sheet, and the working capital portion is recorded as a current receivable. The sale of Holly resulted in a loss of approximately $13.6 million.

In October 2002, the Company completed the sale of its beet processing facilities in Sidney, Montana and Torrington, Wyoming, and Hereford, Texas. Gross sales price in the transaction was $34 million, resulting in a gain of approximately $2.9 million.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, 2004 and 2003

In December 2002, the Company completed the sale of its Diamond Crystal Brands (“DCB”) foodservice business for a gross sales price of approximately $121 million after certain post-closing working capital adjustments. The Company retained a substantial portion of the sugar product sales to the foodservice segment as a result of this disposition. The sale of DCB resulted in a gain of approximately $69.8 million in 2003. The Company settled the remaining escrow in 2005 and recorded an additional gain of $0.8 million.

The financial statements have been reclassified to reflect the Holly, Sidney, Torrington, Hereford, and DCB operations as discontinued pursuant to SFAS 144. The operating results for discontinued operations have been included through their disposition dates. No provision for income taxes on discontinued operations was recorded because of differences in the book and tax basis of the stock of Holly or DCB.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

	Year Ended September 30,
	2005	2004	2003
Net Sales	$172,893	$171,902	$236,856
Cost and Expenses	(171,323)	(157,038)	(216,794)
Depreciation	(2,656)	(3,115)	(3,421)
Gain (Loss) on Sale of Assets	—	(62)	3,504

Operating Income (Loss) from Discontinued Operations	(1,086)	11,687	20,145
Other Income (Expense)	618	129	1,475

Income (Loss) Before Income Tax	(468)	11,816	21,620
Provision for Income Taxes	(199)	4,372	5,788

Income (Loss) from Discontinued Operations Before Gain	(269)	7,444	15,832
Gain (Loss) on Disposal	(13,596)	—	69,824

Income (Loss) from Discontinued Operations	$(13,865)	$7,444	$85,656

In connection with the sales of Holly, DCB and the beet factories described above, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. To date, no significant indemnity claims have been asserted and the Company does not believe any future claim, if asserted, would be material to the Company’s consolidated financial position, results of operations or cash flows.

13. SUPPLEMENTARY INFORMATION

Interest income (which is reported in other income) totaled $0.6 million, $0.6 million and $2.4 million for fiscal 2005, 2004 and 2003, respectively.

Other current liabilities include payroll and employee benefit accruals totaling $7.6 million at September 30, 2005 and $16.4 million at September 30, 2004, as well as various other items including taxes, interest, promotional allowances and professional fees.