Form 10-Q
period 2005-12-31
IMPERIAL SUGAR CO /NEW/
filed 2006-01-31
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☐            Accelerated Filer    ☒            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of January 27, 2006 there were 10,569,850 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, future energy costs, future operating results, operating efficiencies, future government and legislative action, future cost savings, future benefit costs, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

• expect	• project	• estimate

• believe	• anticipate	• likely

• plan	• intend	• could

• should	• may	• predict

• budget	• possible

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and other SEC filings.

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	September 30, 2005
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$11,237	$49,179
Marketable Securities	306	310
Accounts Receivable, Net	56,053	52,233
Inventories:
Finished Products	33,956	34,977
Raw and In-Process Materials	42,936	51,627
Supplies	10,247	9,043

Total Inventory	87,139	95,647
Prepaid Expenses	7,973	12,037
Assets Held for Sale	4,625	4,625

Total Current Assets	167,333	214,031
Other Investments	2,473	2,303
Property, Plant and Equipment, Net	94,266	96,818
Deferred Income Taxes, Net	33,867	40,338
Other Assets	6,228	6,301

Total	$304,167	$359,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$29,379	$69,142
Current Maturities of Long-Term Debt	2,416	2,346
Other Current Liabilities	23,181	23,386

Total Current Liabilities	54,976	94,874

Long-Term Debt, Net of Current Maturities	3,556	4,361
Deferred Employee Benefits and Other Liabilities	111,230	111,084
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 10,569,850 and 10,561,017 Shares Issued and Outstanding at December 31, 2005 and September 30, 2005	110,551	110,450
Retained Earnings	65,733	80,693
Accumulated Other Comprehensive Loss	(41,879)	(41,671)

Total Shareholders’ Equity	134,405	149,472

Total	$304,167	$359,791

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2005	2004
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$253,986	$214,706

Cost of Sales	221,653	199,518
Selling, General and Administrative Expense	11,891	9,973
Depreciation	3,310	3,048
Loss (Gain) on Operating Asset Dispositions	116	(3,174)

Total Costs and Expenses	236,970	209,365

Operating Income	17,016	5,342
Interest Expense	(572)	(981)
Gain on Non-Operating Asset Dispositions	—	1,854
Other Income — Net	676	601

Income from Continuing Operations Before Income Taxes	17,120	6,816
Provision for Income Taxes	6,069	2,816

Income from Continuing Operations	11,051	4,000
Income from Discontinued Operations	935	2,543

Net Income	$11,986	$6,543

Basic Earnings per Share of Common Stock:
Income from Continuing Operations	$1.05	$0.39
Income from Discontinued Operations	0.09	0.24

Net Income	$1.14	$0.63

Diluted Earnings per Share of Common Stock:
Income from Continuing Operations	$1.00	$0.36
Income from Discontinued Operations	0.08	0.23

Net Income	$1.08	$0.59

Weighted Average Shares Outstanding:
Basic	10,567,131	10,377,841

Diluted	11,075,172	11,110,012

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended December 31,
	2005	2004
	(In Thousands of Dollars)
Operating Activities:
Net Income	$11,986	$6,543
Adjustments for Non-Cash and Non-Operating Items:
Depreciation	3,310	3,048
Reclassification Adjustment from Accumulated Other Comprehensive Income (Loss) to Net Income	(2,120)	(1,446)
Cash Settlements on Derivative Instruments	2,434	146
Loss (Gain) on Asset Dispositions	116	(5,028)
Deferred Income Taxes	6,069	3,843
Loss (Gain) on Discontinued Operations	(935)	(795)
Loss (Income) from Discontinued Operations	—	(1,748)
Other	365	323
Changes in Operating Assets and Liabilities (Excluding Operating Assets and Liabilities Sold in Dispositions):
Accounts Receivable	(3,821)	24,302
Inventories	8,509	(1,792)
Deferred Costs and Prepaid Expenses	4,064	(426)
Accounts Payable—Trade	(39,763)	(23,553)
Other Liabilities	(1,668)	(7,618)

Net Cash Provided by (Used In) Continuing Operations	(11,454)	(4,201)
Net Cash Provided by Discontinued Operations	1,449	32,952

Net Cash Provided by (Used In) Operations	(10,005)	28,751

Investing Activities:
Capital Expenditures—Continuing Operations	(875)	(2,059)
Proceeds from Sale of Assets	—	5,656
Other	(226)	(483)

Net Cash Provided by (Used In) Continuing Operations	(1,101)	3,114
Capital Expenditures—Discontinued Operations	—	(137)
Proceeds from Collection of Escrow—Discontinued Operations	—	8,994

Net Cash Provided by (Used In) Discontinued Operations	—	8,857

Net Cash Provided by (Used In) Operations	(1,101)	11,971

Financing Activities:
Repayment of Revolving Credit (Net)	—	(3,250)
Repayment of Long-Term Debt	(561)	(498)
Issuance of Common Stock	33	50
Dividends	(26,308)	—

Financing Cash Flow—Continuing Operations	(26,836)	(3,698)

Increase (Decrease) in Cash and Temporary Investments	(37,942)	37,024
Cash and Temporary Investments, Beginning of Period	49,179	2,514

Cash and Temporary Investments, End of Period	$11,237	$39,538

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains	$110	$(455)

Dividends Accrued	$638	$519

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2005

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2005	10,561,017	$110,450	$80,693	$(41,671)	$149,472
Comprehensive Income:
Net Income	—	—	11,986	—	11,986
Change in Unrealized Securities Gains (Net of Tax of $2)	—	—	—	(4)	(4)
Change in Derivative Fair Value (Net of Tax of $742)	—	—	—	1,378	1,378
Recognition of Deferred Gains in Net Income (Net of Tax of $852)	—	—	—	(1,582)	(1,582)

Total Comprehensive Income	—	—	—	—	11,778
Cash Dividends ($2.55 per share)	—	—	(26,946)	—	(26,946)
Stock Options Exercised and Restricted Stock Granted	8,833	101	—	—	101

Balance December 31, 2005	10,569,850	$110,551	$65,733	$(41,879)	$134,405

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. The Company operates its business as one domestic segment - the production and sale of refined sugar and related products.

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Financial Accounting Standard No. 123, Share-Based Payment (SFAS 123R). The revised statement requires the recording of compensation expense for the fair value of stock options and other equity-based compensation awards. The Company adopted this standard during the first quarter of fiscal 2006, using the modified prospective method and recorded the applicable expenses of $0.3 million, for stock options currently outstanding based on the methods and assumptions noted below.

Prior year results are presented using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s reported net income and net income per share for the prior year would have been different had compensation cost been determined using the fair value method of accounting as shown in the pro forma amounts below (in thousands of dollars, except per share amounts):

Three Months Ended December 31,
2004
Net income, as reported	$6,543
Deduct: Total stock-based employee compensation expense determined under fair value based method	(51)

Pro forma net income	$6,492
Net income per share, Basic:
As reported	$0.63
Pro forma	$0.63
Net income per share, Diluted:
As reported	$0.59
Pro forma	$0.58

For purposes of estimating the fair value of options on their date of grant, the Company uses a binomial lattice option pricing model currently and used the Black-Scholes option-pricing model previously. The following assumptions were used in those models:

Expected stock price volatility	3.0 - 35%
Risk-free interest rate	2.5 - 4.2%
Expected life of options	5.0 years

2. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	December 31, 2005	September 30, 2005
Senior revolving credit facility	$—	$—
Industrial revenue bonds	1,500	1,500
Non-interest bearing notes	4,472	5,207

Total long-term debt	5,972	6,707

Less current maturities	2,416	2,346

Long-term debt, net	$3,556	$4,361

The senior revolving credit facility (“Revolver”) is used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The Revolver matures on December 31, 2008 and has no financial covenants so long as average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) exceeds $20 million; otherwise a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”) test would apply. The Revolver limits the Company’s ability to pay dividends or repurchase stock, if our average total liquidity, after adjustment on a pro forma basis for such payment, is less than $20 million.

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

In connection with the sale of a subsidiary in 2002, the buyer assumed $18.5 million of industrial revenue bonds, with final maturity in 2025. The Company remains contingently liable for repayment of the bonds under a guaranty arrangement and does not believe that a liability is probable. The Company has recorded a non-current liability for the fair value of the guarantee pursuant to Financial Interpretation No. 45.

In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including certain environmental matters. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. To date, no significant indemnity claims have been asserted and the Company does not believe any future claim, if asserted, would be material to the Company’s consolidated financial position, results of operations or cash flows.

4. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended December 31,
	2005	2004
Income from Continuing Operations:	$11,051	$4,000

Average Shares Outstanding	10,567,131	10,377,841
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	508,041	732,171

Adjusted Average Shares	11,075,172	11,110,012

Diluted EPS - Continuing Operations	$1.00	$0.36

Income from Discontinued Operations	935	2,543

Average Shares Outstanding	10,567,131	10,377,841
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	508,041	732,171

Adjusted Average Shares	11,075,172	11,110,012

Diluted EPS - Discontinued Operations	$0.08	$0.23

Net Income	11,986	6,543

Average Shares Outstanding	10,567,131	10,377,841
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	508,041	732,171

Adjusted Average Shares	11,075,172	11,110,012

Diluted EPS - Net Income	$1.08	$0.59

(1)	Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended December 31, 2005, that could potentially dilute EPS in the future, were options to purchase 309,750 shares of common stock. There were options to purchase 4,000 shares excluded for the three months ended December 31, 2004 as they were anti-dilutive.

During the three-month period ended December 31, 2005, the Company granted options to purchase 25,000 shares of common stock at a weighted average price of $13.725 per share and granted 8,500 shares of restricted stock. These options and restricted shares vest over a three-year period and the options expire ten years after the date of grant.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months ended December 31, 2005 and 2004 were (in thousands):

	Three Months Ended December 31,
	2005	2004
Pension Plans
Service Cost	$193	$177
Interest Cost	2,820	2,982
Expected Return on Plan Assets	(3,039)	(2,876)
Amortization of Prior Service Cost	28	26
Recognized Actuarial Loss	396	42
Curtailment Loss	97	—

Total Net Periodic Benefit Costs	$495	$351

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$3
Interest Cost	196	302
Amortization of Prior Service Cost	(365)	(265)
Recognized Actuarial Loss	190	175

Total Net Periodic Benefit Costs	$24	$215

Pension plan contributions, which are based on regulatory requirements, totaled $0.2 million during the three months ended December 31, 2005 compared to $0.2 million for the three months ended December 31, 2004. Contributions during the remainder of fiscal 2006 are expected to be approximately $3.0 million.

6. DISCONTINUED OPERATIONS

The financial statements reflect the operating results of the Holly Sugar subsidiary (“Holly”), which was sold in September 2005, as discontinued operations.

In conjunction with the sale of Holly, $4.5 million was placed in escrow, or held as post-closing working capital adjustments, for a period of time after the sale.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

	Three Months Ended December 31,
	2005	2004
Net Sales	$—	$43,428
Cost and Expenses	1,449	(40,349)
Depreciation	—	(787)
Gain on Sale of Assets	—	345

Operating Income from Discontinued Operations	1,449	2,637
Other Income	—	138
Provision for Income Taxes	(514)	(1,027)

Income from Discontinued Operations Before Gain	935	1,748
Gain on Disposal	—	795

Income from Discontinued Operations	$935	$2,543

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

In September 2005, we sold our Holly Sugar subsidiary (“Holly”). Holly’s results are excluded from continuing operations discussed below and are shown separately as discontinued operations.

Results of Operations

Three Months Ended December 31, 2005

Continuing Operations

In the current quarter we reported income from continuing operations of $11.1 million or $1.00 per diluted share, compared to $4.0 million or $0.36 per diluted share during the first fiscal quarter of the prior year. The increase was driven by higher sales volumes and an improvement in gross margin resulting from higher sales prices, offset in part by higher energy, freight and manufacturing costs and raw sugar costs. We discuss these factors in more detail below.

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 97% of our net sales.

	Three Months Ended December 31,
	2005	2004
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$247	$209
By-product Sales	6	5
Other Revenue	1	1

Net Sales	$254	$215

Sugar sales volumes and prices were:

	Three Months Ended December 31,
	2005		2004
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	3,425	$29.49	3,158	$27.77
Consumer	2,597	36.28	2,869	32.51
Foodservice	1,274	35.09	790	30.49

Domestic Sales	7,296	$32.88	6,817	$30.08
World/Toll Sales	561	12.78	303	13.26

Sugar Sales	7,857	$31.45	7,120	$29.36

Net sales increased 18.3% for the three months ended December 31, 2005 compared to the same period in the prior year. Domestic sugar volumes increased 7.0% for the quarter and domestic prices increased 9.3%. Favorable domestic sugar market conditions were driven by a tight domestic supply caused by a smaller domestic sugarbeet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of gulf coast hurricanes on the cane sugar industry. Hurricanes damaged standing sugar cane crops in both Florida and Louisiana and a competitor’s cane sugar refinery, which produces over 9% of domestic refined sugar, was closed until early December 2005, when it commenced limited production. The USDA has attempted to compensate for these factors by increasing imports of both raw and refined sugar, but overall domestic supplies remain tight. Additionally, the active hurricane season caused significant disruption of rail and truck transportation service during the late summer and fall time periods. Lower promotional spending and logistical disruptions were the primary reasons for the lower consumer volumes. A significant portion of our industrial sales are done under fixed price forward sales contracts for up to a year, many of which are on a calendar year basis. As a result, industrial sales prices tend to lag market trends and the increase in industrial sales prices for the first quarter was not as robust as the increase in consumer and foodservice prices. While there has been some reluctance by industrial customers to book a full year’s volume at current prices, we expect industrial sales prices to be higher during the balance of fiscal 2006. World and toll sales volumes both increased in the current quarter compared to prior year quarter. However, toll volumes, which have significantly lower sales prices than world sales, increased by a larger percentage than the higher priced world sales, resulting in lower average world/toll prices reflected in the table above.

For the three months ended December 31, 2005, gross margin as a percentage of sales increased to 12.7% compared to 7.1% in the prior year quarter. The increase in our current year’s gross margin percentage is primarily due to increased domestic sugar sales prices, partially offset by higher energy, raw sugar, freight and manufacturing costs. The increase in domestic sales prices in the first fiscal quarter of 2006 contributed 8.0% to the increase in gross margin. Energy costs were $2.6 million higher for the three months ended December 31, 2005, amounting to a reduction of gross margin percentage of 1.0% for the quarter. In addition, fuel costs have had an adverse effect on our transportation costs, which decreased our gross margin 0.3% for the quarter. Cane manufacturing costs increased in the current fiscal year due to increased costs for labor, packaging materials and fringe benefits. Increased manufacturing costs (excluding energy) negatively impacted gross margin by approximately 0.7% for the three-month period ended December 31, 2005 compared to the same period in the prior year. Our cost of raw cane sugar increased from $20.55 per cwt (on a raw market basis) for the quarter ended December 31, 2004 to $20.93 per cwt for the current quarter. Higher raw sugar costs decreased our gross margin percentage by 1.1% for the three-month period.

The domestic raw sugar supplies are tight and there is a risk of undersupply later in the year. The damage to the Louisiana and Florida crops from three hurricanes may be more severe than current estimates and the ability of some of the offshore quota holders to deliver their allowed quantities is uncertain. A portion of the currently allowed imports is in the form of refined sugar from Mexico, which has proved difficult for some US customers to utilize. The USDA may be required to further relax import restrictions later this year to satisfy projected domestic demand. Very high world sugar prices are attracting excess production from exporting countries into the world market, potentially making supplies available to the US market more scarce later in the year, which may necessitate changes in the way the USDA manages the import program. Supply interruptions may develop if these conditions persist, absent timely USDA action. In addition, domestic raw sugar prices have risen in reaction to these factors, increasing our unhedged raw sugar cost. Further increases in domestic raw sugar prices are possible and we may or may not be able to increase the price of refined sugar to our customers to offset such higher costs.

Energy costs have increased significantly over the past several years and we expect them to continue to be a larger part of our costs in the future. Our average cost of natural gas after applying gains and losses from hedging activity increased to $11.39 per mmbtu in the current quarter from $7.25 per mmbtu in the comparable prior year’s quarter. As of January 12, 2006 we had purchased or hedged approximately 86% of our 2.4 million mmbtu natural gas requirements for fiscal 2006. If the balance of our anticipated natural gas purchases were priced in the futures market on January 12, 2006, our full year fiscal 2006 gas costs would be approximately $8.0 million higher than in fiscal 2005. Additionally, other cost elements, such as freight costs, packaging material and chemicals, as well as secondary energy sources such as fuel oil and electricity have been adversely affected by the higher energy costs this year.

Selling, general and administrative expense increased $1.9 million for the period ended December 31, 2005, compared to the same period in the prior year. Contributing to the increase in costs was higher incentive compensation of $0.8 million and stock option expense of $0.3 million, partially offset by lower salary costs of $0.3 million. Additionally, severance costs increased by approximately $0.4 million due to downsizing of corporate headquarter’s staff. Also contributing to the increased costs were new product advertising of $0.6 million and professional service fees due to Sarbanes-Oxley compliance efforts of $0.4 million.

Depreciation expense increased $0.3 million in the three-month period ended December 31, 2005 compared to the same period in the prior year. This increase is primarily due to capital projects recently placed in service.

In the first quarter of the prior year, we sold various assets including land and a warehouse in Georgia for a gain of approximately $2.7 million and wastewater rights and emission reduction credits at closed factories for a gain of $0.9 million. We also sold a royalty interest in a coal seam methane gas project for a gain of approximately $1.9 million during the quarter ended December 31, 2004, which was categorized as a non-operating gain on asset sale.

Operating income was $17.0 million (including $0.1 million in losses on operating asset sales) for the three months ended December 31, 2005 and $5.3 million (including $3.2 million in gains on operating asset sales) for the three months ended December 31, 2004.

The Company’s lower borrowing level in fiscal 2006, as well as reduced interest costs and fees related to the amendment of the bank agreement in December 2004, were the primary reasons for the decrease in interest expense for the quarter ended December 31, 2005 compared to 2004.

We are not currently paying federal income taxes on our earnings as a result of net operating loss carry forwards from prior periods.

Discontinued Operations

Income from discontinued operations for the quarter ended December 31, 2005 was primarily due to the resolution of a pre-disposal contingency.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings under an agreement that provides for up to $125 million (subject to a borrowing base and seasonal borrowing limit adjustment) of senior secured revolving credit loans (the “Revolver”). At December 31, 2005 we had no outstanding borrowings under the Revolver and had borrowing capacity of $83.8 million, after deducting outstanding letters of credit totaling $16.2 million.

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

Our capital expenditures for the three months ended December 31, 2005 were $0.9 million, primarily for productivity improvements. Capital expenditures in fiscal 2006 are expected to be between $9 and $10 million, of which slightly less than half will be related to productivity and packaging improvements, a similar amount related to normal replacement of factory equipment and a smaller amount to technology investments.

During the first quarter of fiscal 2006, we declared and paid a special cash dividend of $2.50 per share in addition to the regular quarterly dividend of $0.05 per share.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2005.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of December 31, 2005.

	Expected Maturity Fiscal 2006	Expected Maturity Fiscal 2007
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	3,702,000	(253,000)
Weighted Average Contract Price (per cwt.)	$21.40	$21.16
Contract Amount	$79,218,000	$(5,357,000)
Weighted Average Fair Value (per cwt.)	$22.30	$21.35
Fair Value	$82,562,000	$(5,405,000)

Expected Maturity Fiscal 2006
World Futures Contracts (net long positions):
Contract Volumes (cwt.)	436,000
Weighted Average Contract Price (per cwt.)	$12.38
Contract Amount	$5,393,000
Weighted Average Fair Value (per cwt.)	$14.39
Fair Value	$6,269,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of December 31, 2005.

Expected Maturity Fiscal 2006
Futures Contracts (net long positions):
Contract Volumes (mmbtu)	1,320,000
Weighted Average Contract Price (per mmbtu)	$10.21
Contract Amount	$13,474,000
Weighted Average Fair Value (per mmbtu)	$10.62
Fair Value	$14,018,000

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: January 31, 2006	By:	/s/ H. P. Mechler
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