Form 10-Q
period 2006-03-31
IMPERIAL SUGAR CO /NEW/
filed 2006-05-04
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-16674

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

Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐                     Accelerated Filer   ☑                     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes   ☐     No   ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ☑     No   ☐

As of May 2, 2006 there were 11,305,225 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, future energy costs, future operating results, operating efficiencies, future government and legislative action, future outcomes of legal proceedings, future cost savings, future benefit costs, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	September 30, 2005
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$21,471	$49,179
Marketable Securities	309	310
Accounts Receivable, Net	49,330	52,233
Inventories:
Finished Products	39,612	34,977
Raw and In-Process Materials	71,632	51,627
Supplies	10,677	9,043

Total Inventory	121,921	95,647
Prepaid Expenses	7,187	12,037
Assets Held for Sale	4,625	4,625

Total Current Assets	204,843	214,031
Other Investments	2,704	2,303
Property, Plant and Equipment, Net	91,651	96,818
Deferred Income Taxes, Net	34,195	40,338
Other Assets	6,411	6,301

Total	$339,804	$359,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$52,393	$69,142
Current Maturities of Long-Term Debt	2,512	2,346
Other Current Liabilities	24,196	23,386

Total Current Liabilities	79,101	94,874

Long-Term Debt, Net of Current Maturities	2,872	4,361
Deferred Employee Benefits and Other Liabilities	111,020	111,084
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,305,225 and 10,561,017 Shares Issued and Outstanding at March 31, 2006 and September 30, 2005	116,876	110,450
Retained Earnings	72,205	80,693
Accumulated Other Comprehensive Loss	(42,270)	(41,671)

Total Shareholders’ Equity	146,811	149,472

Total	$339,804	$359,791

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$221,264	$171,492	$475,250	$386,198

Cost of Sales	195,980	163,069	417,633	362,588
Selling, General and Administrative Expense	10,020	9,844	21,911	19,816
Depreciation and Amortization	4,003	3,136	7,313	6,184
Loss (Gain) on Operating Asset Dispositions	—	(446)	116	(3,620)

Total Costs and Expenses	210,003	175,603	446,973	384,968

Operating Income (Loss)	11,261	(4,111)	28,277	1,230
Interest Expense	(541)	(640)	(1,113)	(1,621)
Gain on Non-Operating Asset Dispositions	—	—	—	1,854
Other Income, Net	862	687	1,538	1,289

Income (Loss) from Continuing Operations
Before Income Taxes	11,582	(4,064)	28,702	2,752
Provision (Benefit) for Income Taxes	4,450	(1,530)	10,519	1,286

Income (Loss) from Continuing Operations	7,132	(2,534)	18,183	1,466
Income from Discontinued Operations	—	1,460	935	4,003

Net Income (Loss)	$7,132	$(1,074)	$19,118	$5,469

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$0.65	$(0.24)	$1.69	$0.14

Income from Discontinued Operations	$—	$0.14	$0.09	$0.38

Net Income (Loss)	$0.65	$(0.10)	$1.78	$0.52

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$0.63	$(0.24)	$1.64	$0.14

Income from Discontinued Operations	$—	$0.14	$0.08	$0.36

Net Income (Loss)	$0.63	$(0.10)	$1.72	$0.50

Weighted Average Shares Outstanding:
Basic	10,943,629	10,458,401	10,753,311	10,417,678

Diluted	11,326,287	10,458,401	11,093,521	11,035,338

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended March 31,
	2006	2005
	(In Thousands of Dollars)
Operating Activities:
Net Income	$19,118	$5,469
Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	7,313	6,184
Cash Settlements on Derivative Instruments	3,697	(552)
Reclassification Adjustment from Accumulated Other Comprehensive (Income) Loss to Net Income	(4,616)	(1,024)
Loss (Gain) on Asset Dispositions	116	(5,511)
Deferred Income Taxes	9,439	3,212
Income From Discontinued Operations	(935)	(3,279)
Gain on Disposal of Discontinued Operations	—	(724)
Other	(131)	446
Changes in Operating Assets and Liabilities (Excluding Operating Assets and Liabilities Sold in Dispositions):
Accounts Receivable	2,903	17,403
Inventories	(26,274)	(7,438)
Deferred Costs and Prepaid Expenses	4,850	(1,690)
Accounts Payable—Trade	(16,749)	(1,566)
Other Liabilities	451	(4,186)

Net Cash Provided by (Used In) Continuing Operations	(818)	6,744
Net Cash Provided by Discontinued Operations	1,449	36,889

Net Cash Provided by (Used In) Operations	631	43,633

Investing Activities:
Capital Expenditures—Continuing Operations	(2,262)	(4,641)
Proceeds from Sale of Assets	—	6,164
Other	(306)	(610)

Net Cash Provided by (Used In) Continuing Operations	(2,568)	913
Capital Expenditures—Discontinued Operations	—	(2,499)
Proceeds from Collection of Escrow—Discontinued Operations	—	8,994

Net Cash Provided by (Used In) Discontinued Operations	—	6,495

Net Cash Provided by (Used In) Operations	(2,568)	7,408

Financing Activities:
Repayment of Revolving Credit (Net)	—	(3,250)
Repayment of Long-Term Debt	(1,149)	(1,012)
Issuance of Common Stock	2,902	504
Dividends	(27,524)	(519)

Financing Cash Flow—Continuing Operations	(25,771)	(4,277)

Increase (Decrease) in Cash and Temporary Investments	(27,708)	46,764
Cash and Temporary Investments, Beginning of Period	49,179	2,514

Cash and Temporary Investments, End of Period	$21,471	$49,278

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains (Losses)	$(323)	$552

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2006

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2005	10,561,017	$110,450	$80,693	$(41,671)	$149,472
Comprehensive Income:
Net Income	—	—	19,118	—	19,118
Change in Unrealized Securities Gains (Net of Tax of $1)	—	—	—	(2)	(2)
Change in Derivative Fair Value (Net of Tax of $1,294)	—	—	—	2,403	2,403
Recognition of Deferred Gains in Net Income (Net of Tax of $1,616)	—	—	—	(3,000)	(3,000)

Total Comprehensive Income	—	—	—	—	18,519
Cash Dividends ($2.61 per share)	—	—	(27,606)	—	(27,606)
Stock Options Exercised and Restricted Stock Granted	744,208	6,426	—	—	6,426

Balance March 31, 2006	11,305,225	$116,876	$72,205	$(42,270)	$146,811

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Financial Accounting Standard No. 123, Share-Based Payment (SFAS 123R). The revised statement requires the recording of compensation expense for the fair value of stock options and other equity-based compensation awards. The Company adopted this standard in fiscal 2006, using the modified prospective method and recorded the applicable expenses of $0.3 million and $0.4 million for the three and six months ended March 31, 2006, for stock options currently outstanding based on the methods and assumptions noted below.

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

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income (loss), as reported	$(1,074)	$5,469
Deduct: Total stock-based employee compensation expense determined under fair value based method	(83)	(135)

Pro forma net income (loss)	$(1,157)	$5,334

Net income (loss) per share, Basic:
As reported	$(0.10)	$0.52

Pro forma	$(0.11)	$0.51

Net income (loss) per share, Diluted:
As reported	$(0.10)	$0.50

Pro forma	$(0.11)	$0.48

For purposes of estimating the fair value of options on their date of grant, in fiscal 2005 the Company began using a binomial lattice option pricing model and used the Black-Scholes option-pricing model previously. The following assumptions were used in those models:

Expected stock price volatility	3.0 - 35%
Risk-free interest rate	2.5 - 4.2%
Expected life of options	5.0 years
Dividend yield	0 - 0.7%

2. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	March 31, 2006	September 30, 2005
Senior revolving credit facility	$—	$—
Industrial revenue bonds	1,500	1,500
Non-interest bearing notes	3,884	5,207

Total long-term debt	5,384	6,707
Less current maturities	2,512	2,346

Long-term debt, net	$2,872	$4,361

The senior revolving credit facility (“Revolver”), which provides for borrowings of up to $100 million (subject to a borrowing base), is used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The Revolver matures on December 31, 2008 and has no financial covenants so long as average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) exceeds $20 million; otherwise a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”) test would apply. The Revolver limits the Company’s ability to pay dividends or repurchase stock, if average total liquidity, after adjustment on a pro forma basis for such payment, is less than $20 million.

The Revolver is secured by our cash and temporary investments, accounts receivable, inventory, certain investments and certain property, plant and equipment. All subsidiaries of the Company are borrowers or guarantors under the facility.

Although the final maturity of the Revolver is December 31, 2008, the Company classifies debt under the Revolver as current, pursuant to Emerging Issues Task Force Issue 95-22. The Revolver contains a subjective acceleration clause which can be exercised if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

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

In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including certain environmental matters and conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. In connection with the sale of the Company’s Holly Sugar Corporation subsidiary to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, approximately $1.7 million of sales proceeds is being held in escrow or by the buyer pending the final settlement of post-closing working capital adjustment and $2.8 million of proceeds are in escrow for 18 months to secure the Company’s indemnity obligations. SMBSC objected to the Company’s working capital computations and has referred disputed items totaling $0.5 million to an accounting arbitration process. A receivable for the working capital post-closing adjustment is recorded in accounts receivable, net of an allowance for the disputed items. Additionally, SMBSC has alleged that the Company breached certain warranties and covenants in the sales agreement and has filed an arbitration claim before the American Arbitration Association (“AAA”) alleging damages in excess of $7 million. The Company has denied the claims and intends to vigorously defend its position. The Company does not believe that its liability, if any, pursuant to SMBSC’s claim will be material to the Company’s consolidated financial position, results of operations or cash flows.

In conjunction with the sale of Holly Sugar, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of that option in February 2006, alleging that there had been an unspecified “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC in the AAA proceeding seeking specific performance of the Supply Option Agreement and damages for breach of contract.

4. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In Thousands of Dollars, Except per Share Amounts)
Income (Loss) from Continuing Operations	$7,132	$(2,534)	$18,183	$1,466

Average Shares Outstanding	10,943,629	10,458,401	10,753,311	10,417,678
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	382,658	—	340,210	617,660

Adjusted Average Shares	11,326,287	10,458,401	11,093,521	11,035,338

Diluted EPS - Continuing Operations	$0.63	$(0.24)	$1.64	$0.14

Income from Discontinued Operations	$—	$1,460	$935	$4,003

Average Shares Outstanding	10,943,629	10,458,401	10,753,311	10,417,678
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	382,658	—	340,210	617,660

Adjusted Average Shares	11,326,287	10,458,401	11,093,521	11,035,338

Diluted EPS - Discontinued Operations	$—	$0.14	$0.08	$0.36

Net Income (Loss)	$7,132	$(1,074)	$19,118	$5,469

Average Shares Outstanding	10,943,629	10,458,401	10,753,311	10,417,678
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	382,658	—	340,210	617,660

Adjusted Average Shares	11,326,287	10,458,401	11,093,521	11,035,338

Diluted EPS - Net Income (Loss)	$0.63	$(0.10)	$1.72	$0.50

(1)	No anti-dilutive stock options were excluded from the computation of diluted EPS for the three and six months ended March 31, 2006, that could potentially dilute EPS in the future. Options to purchase 221,567 shares were excluded for the six months ended March 31, 2005 as they were anti-dilutive. Warrants to purchase 1,111,111 shares issued August 28, 2001, were anti-dilutive for all periods and have been excluded from the computation.

After filing the Form 10-Q for the quarter ended December 31, 2005, the Company discovered an immaterial error in the calculation of diluted weighted average shares outstanding, which had the effect of overstating diluted earnings per share for the first quarter of fiscal 2006 by $0.02 per share. This error has been corrected in the diluted earnings per share calculation for the six months ended March 31, 2006.

During the six-month period ended March 31, 2006, the Company granted options to purchase 25,000 shares of common stock at a weighted average price of $13.725 per share (fair market value, date of grant) and granted 120,000 shares of restricted stock. The options vest over a three-year period and expire ten years after the date of grant. The restricted stock vests over a three or four-year period. Options to purchase 634,787 shares of common stock with an average strike price of $4.57 per share (fair market value, date of grant) were exercised during the six months ended March 31, 2006; additionally, 58,750 stock appreciation rights were exercised at a price of $1.35 per right during the same time period.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and six months ended March 31, 2006 and 2005 were (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Pension Plans
Service Cost	$193	$325	$386	$650
Interest Cost	2,820	3,639	5,640	7,278
Expected Return on Plan Assets	(3,039)	(3,553)	(6,078)	(7,106)
Amortization of Prior Service Cost	28	32	56	64
Recognized Actuarial Loss	396	161	792	322
Curtailment Loss	97	—	194	—

Total Net Periodic Benefit Costs	$495	$604	$990	$1,208

Postretirement Benefits Other than Pension Plans
Service Cost	$(8)	$3	$23	$6
Interest Cost	(414)	302	1,334	604
Amortization of Prior Service Cost	774	(265)	(2,491)	(530)
Recognized Actuarial Loss	(403)	175	1,298	350

Total Net Periodic Benefit Costs	$(51)	$215	$164	$430

Pension plan contributions, which are based on regulatory requirements, totaled $0.4 million during the six months ended March 31, 2006 compared to $0.4 million for the six months ended March 31, 2005. Contributions during the remainder of fiscal 2006 are expected to be approximately $3.0 million.

6. DISCONTINUED OPERATIONS

The financial statements reflect the operating results of the Holly Sugar subsidiary (“Holly”), which was sold in September 2005, as discontinued operations.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

	Three Months Ended March 31,	Six Months Ended March 31,
	2005	2006	2005
Net Sales	$33,833	$—	$77,261
Cost and Expenses	(30,682)	1,449	(71,030)
Depreciation	(788)	—	(1,575)
Gain on Sale of Assets	37	—	382

Operating Income from Discontinued Operation	2,400	1,449	5,038
Other Income	30	—	167
Provision for Income Taxes	(899)	(514)	(1,926)

Income from Discontinued Operation Before Gain	$1,531	$935	$3,279
Gain (Loss) on Disposal	(71)	—	724

Income from Discontinued Operation	$1,460	$935	$4,003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three and Six Months Ended March 31, 2006

Continuing Operations

In the second fiscal quarter ended March 31, 2006, we reported income from continuing operations of $7.1 million or $0.63 per diluted share, compared to a loss of ($2.5) million or ($0.24) per diluted share during the second fiscal quarter of the prior year. For the first six months of the current year, we reported income from continuing operations of $18.2 million or $1.64 per diluted share, compared to income of $1.5 million or $0.14 per diluted share last year. Our improved results were driven primarily by higher sales volumes and an improvement in gross margin resulting from higher sales prices, offset in part by higher raw sugar, energy, freight and manufacturing costs. We discuss these factors in more detail below.

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 97% of our net sales.

Sugar sales volumes and prices were:

	Three Months Ended March 31,				Six Months Ended March 31,
	2006		2005		2006		2005
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	3,331	$31.84	2,890	$27.61	6,756	$30.65	6,048	$27.69
Consumer	1,771	35.37	1,863	31.73	4,368	35.91	4,732	32.21
Foodservice	1,010	39.77	744	30.73	2,284	37.16	1,534	30.60

Domestic Sales	6,112	$34.17	5,497	$29.43	13,408	$33.47	12,314	$29.79
World/Toll Sales	566	12.16	415	11.35	1,127	12.47	718	12.16

Sugar Sales	6,678	$32.31	5,912	$28.16	14,535	$31.84	13,032	$28.82

Net sales increased 29.0% for the three months and 23.1% for the six months ended March 31, 2006, each compared to the same period in the prior year. Domestic sugar volumes increased 11.1% for the quarter and 8.9% for the six-month period, while domestic prices increased 16.1% and 12.4% for the same periods. Favorable domestic sugar market conditions were driven by a tight domestic supply caused by a smaller domestic sugarbeet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of Gulf Coast hurricanes on the cane sugar industry. Hurricanes damaged standing sugar cane crops in both Florida and Louisiana and caused a competitor’s cane sugar refinery, which produces over 9% of domestic refined sugar, to close from the end of August until early December 2005, when it commenced limited production. Additionally, the active hurricane season caused significant disruption of rail and truck transportation service during the late summer and fall time periods. The USDA has attempted to compensate for these factors by increasing allowable imports of both raw and refined sugar several times during the year, most recently in February 2006, but overall domestic supplies remain tight. As a result of these factors, our volumes increased and prices rose. Lower promotional spending and logistical disruptions, as well as competition from private label consumer sugar produced in Mexico, were the primary reasons for the lower consumer volumes. A significant portion of our industrial sales are done under fixed price forward sales contracts for up to a year, many of which are on a calendar year basis. Fiscal 2006 industrial contracting with some customers commenced as early as late spring 2005, prior to the significant increases in market prices. As a result of these factors, industrial sales prices tend to lag market trends and the increase in industrial sales prices early in the fiscal year was not as robust as the increase in consumer and foodservice prices. The percentage of industrial volume in the second fiscal quarter that was derived from higher priced contracts booked in the post-Katrina period was higher than that same measure during the first fiscal quarter. This percentage is expected to increase further in the second half of the fiscal year. Consequently, we expect industrial sales prices during the balance of fiscal 2006 to be higher than the first six months. World and toll sales volumes both increased in the current year periods compared to the same periods of the prior year. Average world/toll prices reflected in the table above increased because of higher world sugar prices.

Gross margin as a percentage of sales for the three months ended March 31, 2006, increased to 11.4% from 4.9% in the prior year quarter and increased to 12.1% for the first six months compared to 6.1% in the prior year. The increase in our current year’s gross margin percentage is primarily due to increased sugar sales prices, partially offset by higher raw sugar, energy, freight and manufacturing costs. The increase in sales prices contributed 13.3% to the increase in gross margin in the second fiscal quarter and 10.5% in the first half of fiscal 2006. Our cost of raw cane sugar increased from $20.52 per cwt (on a raw market basis) for the quarter ended March 31, 2005 to $22.13 per cwt for the current quarter and from $20.54 per cwt for the first six months of last year to $21.47 per cwt for the first six months of this year. These higher raw sugar costs decreased our gross margin percentage by 4.5% for the three months and 2.6% for the six months ended March 31, 2006. Energy costs were $1.7 million and $4.5 million higher for the three and six months ended March 31, 2006, amounting to a reduction of gross margin percentage of 0.8% for the quarter and 0.9% for the six months. In addition, fuel costs have had an adverse effect on our transportation costs, which decreased our gross margin 0.5% for the quarter and 0.4% for the six months. Sugar manufacturing costs increased in the current fiscal year due primarily to increased costs for labor, fringe benefits and maintenance, in part due to the greater volume of activity during the quarter. Increased manufacturing costs (excluding energy) negatively impacted gross margin by approximately 0.6% for the three months and 0.4% for the six months ended March 31, 2006, compared to the same period in the prior year.

Domestic raw sugar supplies are tight and there is a risk of undersupply later in the year. The damage to the Louisiana and Florida crops from three hurricanes may be more severe than current USDA estimates and the ability of some of the offshore quota holders to deliver their allowed quantities is uncertain. A portion of the currently allowed imports is in the form of refined sugar, principally from Mexico, which has proved difficult for some U.S. industrial and foodservice customers to utilize. The USDA may be required to further relax import restrictions later this year to satisfy projected domestic demand. Very high world sugar prices are attracting excess production from exporting countries into the world market, potentially making supplies available to the U.S. market more scarce later in the year, which may necessitate changes in the way the USDA manages the import program. Supply interruptions may develop if these conditions persist, absent timely USDA action. In addition, domestic raw sugar prices have risen in reaction to these factors, increasing our unhedged raw sugar cost. Further increases in domestic raw sugar prices are possible, and we may or may not be able to increase the price of refined sugar to our customers to offset such higher costs.

Energy costs have increased significantly over the past several years and we expect them to continue to be a larger part of our costs in the future. Our average cost of natural gas after applying gains and losses from hedging activity increased to $11.55 per mmbtu in the current quarter from $8.00 per mmbtu in the comparable prior year’s quarter. As of April 17, 2006 we had purchased or hedged 89% of our expected natural gas requirements for fiscal 2006. If the balance of our anticipated natural gas purchases were priced in the futures market on April 17, 2006, our full year fiscal 2006 natural gas costs would be approximately $7.0 million higher than in fiscal 2005. Additionally, other cost elements, such as freight costs, packaging material and chemicals, as well as secondary energy sources such as fuel oil and electricity have been adversely affected by the higher energy costs this year.

Selling, general and administrative expense increased $0.2 million for the three months and $2.1 million for the six months ended March 31, 2006, compared to the same periods in the prior year. Contributing to the increase in costs for the quarter was higher incentive compensation of $1.7 million, offset in part by lower salary costs ($0.7 million), lower severance cost ($0.3 million) and lower bad debt cost ($0.3 million). For the six month period, higher incentive compensation ($2.5 million), stock option expense ($0.4 million) and new product advertising cost ($0.8 million) were partially offset by $1.1 million lower salary costs as well as $0.3 million lower retiree medical costs.

In the first quarter of the prior year, we sold various assets, including land and a warehouse in Georgia for a gain of approximately $2.7 million and wastewater rights and emission reduction credits at closed factories for a gain of $0.9 million. We also sold a royalty interest in a coal seam methane gas project for a gain of approximately $1.9 million during the quarter ended December 31, 2004, which was categorized as a non-operating gain on asset sale. No significant asset sales have occurred in fiscal 2006.

The Company’s lower borrowing level in fiscal 2006, as well as reduced interest rates and fees related to the amendment of the bank agreement in December 2004, were the primary reasons for the decrease in interest expense for the three and six months periods ended March 31, 2006.

We recorded a deferred tax provision in the consolidated statement of operations, however we are not currently paying federal income taxes on our earnings as a result of net operating loss carry forwards from prior periods. If current earnings trends continue, we would be paying cash income tax by the end of fiscal 2006.

Discontinued Operations

Income from discontinued operations for the six months ended March 31, 2006 was primarily due to the resolution of a pre-disposal contingency.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings under an agreement that provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans (the “Revolver”). At March 31, 2006 we had no outstanding borrowings under the Revolver and had borrowing capacity of $80.8 million, after deducting outstanding letters of credit totaling $19.2 million.

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

The Revolver also includes customary events of default, including a change of control. Borrowings are generally available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2008, we classify debt under the Revolver as current, pursuant to Emerging Issues Task Force Issue 95-22 as the Revolver contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse effect, and provides the lenders direct access to our cash receipts.

We increased our inventories by $26 million in the first six months of fiscal 2006, principally because of higher raw sugar levels we maintained in response to concerns about an increasingly tight raw sugar market, as well as somewhat higher finished goods inventory. This increase, along with a $17 million decrease in accounts payable related to the timing of the payment of raw sugar purchases and the payment of a special dividend to shareholders, are the primary reasons for the reduction in cash during the period. A detailed analysis of the sources and uses of cash is provided in the Consolidated Statements of Cash Flow.

Our capital expenditures for the six months ended March 31, 2006 were $2.3 million, primarily for normal replacement and productivity improvements. Capital expenditures in fiscal 2006 are expected to be approximately $10 million, of which slightly less than half will be related to productivity and packaging improvements, a similar amount related to normal replacement of factory equipment and a smaller amount to technology investments.

During the first quarter of fiscal 2006, we paid a special cash dividend of $2.50 per share in addition to the regular quarterly dividend of $0.05 per share. We increased the regular quarterly dividend rate to $0.06 per share in the second quarter of fiscal 2006.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of March 31, 2006.

	Expected Maturity Fiscal 2006	Expected Maturity Fiscal 2007
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	4,109,280	221,760
Weighted Average Contract Price (per cwt.)	$23.16	$22.68
Contract Amount	$95,155,000	$5,029,000
Weighted Average Fair Value (per cwt.)	$23.93	$22.47
Fair Value	$98,326,000	$4,984,000

	Expected Maturity Fiscal 2006	Expected Maturity Fiscal 2007
World Futures Contracts (net long (short) positions):
Contract Volumes (cwt.)	535,360	(433,440)
Weighted Average Contract Price (per cwt.)	$13.92	$16.75
Contract Amount	$7,451,000	$(7,259,000)
Weighted Average Fair Value (per cwt.)	$17.89	$17.87
Fair Value	$9,578,000	$(7,746,000)

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of March 31, 2006.

	Expected Maturity Fiscal 2006	Expected Maturity Fiscal 2007
Futures Contracts (long positions):
Contract Volumes (mmbtu)	1,010,000	180,000
Weighted Average Contract Price (per mmbtu)	$9.31	$9.61
Contract Amount	$9,403,000	$1,731,000
Weighted Average Fair Value (per mmbtu)	$7.56	$9.04
Fair Value	$7,639,000	$1,627,000

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the six months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including certain environmental matters and conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. In connection with the sale of the Company’s Holly Sugar Corporation subsidiary to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, approximately $1.7 million of sales proceeds is being held in escrow or by the buyer pending the final settlement of post-closing working capital adjustment and $2.8 million of proceeds are in escrow for 18 months to secure the Company’s indemnity obligations. SMBSC objected to the Company’s working capital computations and has referred disputed items totaling $0.5 million to an accounting arbitration process. A receivable for the working capital post-closing adjustment is recorded in accounts receivable, net of an allowance for the disputed items. Additionally, SMBSC has alleged that the Company breached certain warranties and covenants in the sales agreement and has filed an arbitration claim before the American Arbitration Association (“AAA”) alleging damages in excess of $7 million. The Company has denied the claims and intends to vigorously defend its position. The Company does not believe that its liability, if any, pursuant to SMBSC’s claim will be material to the Company’s consolidated financial position, results of operations or cash flows.

In conjunction with the sale of Holly Sugar, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of that option in February 2006, alleging that there had been an unspecified “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC in the AAA proceeding seeking specific performance of the Supply Option Agreement and damages for breach of contract.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 31, 2006, the Company held its annual meeting of shareholders and voted on three proposals.

(1)	Four directors were elected with votes cast as follows:

Nominee	Votes for	Votes withheld
Class I
Robert J. McLaughlin	6,715,066	2,589,621
Robert A. Peiser	7,091,183	2,213,504
John K. Sweeney	7,091,754	2,212,933
Class II
David C. Moran	7,092,251	2,212,436

(2)	The shareholders ratified the appointment of Deloitte & Touche L.L.P. as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2006, with votes cast as follows:

Votes for	Votes against	Abstentions
9,245,102	51,016	8,569

(3)	The shareholders rejected a shareholder proposal regarding compensation for the chief executive officer and certain other executive officers:

Votes for	Votes against	Abstentions	Broker Non-votes
1,766,421	5,917,015	83,189	1,538,062

Item 6.	Exhibits

(a)	Exhibits

4(b)(1)

Omnibus Amendment to Credit Agreement dated January 1, 2006 by and among Bank of America, N.A.,

as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto.

4(b)(2)	Second Amendment to Credit Agreement dated March 15, 2006 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto.

4(e)	Amendment to Registration Rights Agreement dated as of March 28, 2006, by and among Imperial Sugar Company and the parties listed on the signature page thereto.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY (Registrant)

Dated: May 3, 2006	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Document

4(b)(1)	Omnibus Amendment to Credit Agreement dated January 1, 2006 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto.

4(b)(2)	Second Amendment to Credit Agreement dated March 15, 2006 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto.

4(e)	Amendment to Registration Rights Agreement dated as of March 28, 2006, by and among Imperial Sugar Company and the parties listed on the signature page thereto.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.