Form 10-Q
period 2006-06-30
IMPERIAL SUGAR CO /NEW/
filed 2006-08-02
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 1, 2006 there were 11,297,802 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, future energy costs, future operating results, future availability of raw sugar, operating efficiencies, future government and legislative action, future outcomes of legal proceedings, future cost savings, future benefit costs, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

• expect	• project	• estimate

• believe	• anticipate	• likely

• plan	• intend	• could

• should	• may	• predict

• budget	• possible

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this report on Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and other SEC filings.

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	September 30, 2005
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$50,115	$49,179
Marketable Securities	308	310
Accounts Receivable, Net	48,907	52,233
Inventories:
Finished Products	51,027	34,977
Raw and In-Process Materials	63,160	51,627
Supplies	10,931	9,043

Total Inventory	125,118	95,647
Prepaid Expenses	5,033	12,037
Assets Held for Sale	4,625	4,625

Total Current Assets	234,106	214,031
Other Investments	2,784	2,303
Property, Plant and Equipment, Net	90,541	96,818
Deferred Income Taxes, Net	29,049	40,338
Other Assets	6,723	6,301

Total	$363,203	$359,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$62,451	$69,142
Current Maturities of Long-Term Debt	2,587	2,346
Other Current Liabilities	27,161	23,386

Total Current Liabilities	92,199	94,874

Long-Term Debt, Net of Current Maturities	2,197	4,361
Deferred Employee Benefits and Other Liabilities	110,879	111,084
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,297,792 and 10,561,017 Shares Issued and Outstanding at June 30, 2006 and September 30, 2005	116,980	110,450
Retained Earnings	86,785	80,693
Accumulated Other Comprehensive Loss	(45,837)	(41,671)

Total Shareholders’ Equity	157,928	149,472

Total	$363,203	$359,791

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$231,294	$191,025	$706,544	$577,223

Cost of Sales	195,638	183,143	613,271	545,731
Selling, General and Administrative Expense	11,506	11,246	33,417	31,062
Depreciation and Amortization	3,370	3,280	10,683	9,464
Loss (Gain) on Operating Asset Dispositions	—	248	116	(3,372)

Total Costs and Expenses	210,514	197,917	657,487	582,885

Operating Income (Loss)	20,780	(6,892)	49,057	(5,662)
Interest Expense	(513)	(589)	(1,626)	(2,210)
Gain on Non-Operating Asset Dispositions	—	—	—	1,854
Other Income, Net	1,438	902	2,976	2,191

Income (Loss) from Continuing Operations
Before Income Taxes	21,705	(6,579)	50,407	(3,827)
Provision (Benefit) for Income Taxes	6,932	(2,426)	17,451	(1,140)

Income (Loss) from Continuing Operations	14,773	(4,153)	32,956	(2,687)
Income (Loss) from Discontinued Operations	437	(342)	1,372	3,661

Net Income (Loss)	$15,210	$(4,495)	$34,328	$974

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$1.31	$(0.39)	$3.01	$(0.26)

Income (Loss) from Discontinued Operations	$0.04	$(0.04)	$0.13	$0.35

Net Income (Loss)	$1.35	$(0.43)	$3.14	$0.09

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$1.26	$(0.39)	$2.94	$(0.26)

Income (Loss) from Discontinued Operations	$0.04	$(0.04)	$0.12	$0.35

Net Income (Loss)	$1.30	$(0.43)	$3.06	$0.09

Weighted Average Shares Outstanding:
Basic	11,305,763	10,552,009	10,937,462	10,455,375

Diluted	11,677,704	10,552,009	11,221,270	10,455,375

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended June 30,
	2006	2005
	(In Thousands of Dollars)
Operating Activities:
Net Income	$34,328	$974
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	10,683	9,464
Cash Settlements on Derivative Instruments	(1,414)	(74)
Reclassification Adjustment from Accumulated Other Comprehensive (Income) Loss to Net Income	(5,028)	(2,418)
Loss (Gain) on Asset Dispositions	156	(5,226)
Deferred Income Taxes	18,205	573
Income From Discontinued Operations	(1,449)	(2,917)
Gain on Disposal of Discontinued Operations	(677)	(743)
Other	(176)	664
Changes in Operating Assets and Liabilities (Excluding Operating Assets and Liabilities Sold in Dispositions):
Accounts Receivable	3,326	7,370
Inventories	(29,471)	17,241
Deferred Costs and Prepaid Expenses	7,004	(3,464)
Accounts Payable—Trade	(6,691)	(23,332)
Other Liabilities	2,227	(2,595)

Net Cash Provided by (Used In) Continuing Operations	31,023	(4,483)
Net Cash Provided by Discontinued Operations	1,799	21,148

Net Cash Provided by Operations	32,822	16,665

Investing Activities:
Capital Expenditures—Continuing Operations	(4,569)	(7,926)
Proceeds from Sale of Assets	10	6,456
Other	(562)	(597)

Net Cash Provided by (Used In) Continuing Operations	(5,121)	(2,067)

Capital Expenditures—Discontinued Operations	—	(3,398)
Proceeds from Collection of Escrow—Discontinued Operations	229	8,994

Net Cash Provided by Discontinued Operations	229	5,596

Net Cash Provided by (Used In) Operations	(4,892)	3,529

Financing Activities:
Repayment of Revolving Credit (Net)	—	(3,250)
Repayment of Long-Term Debt	(1,749)	(1,540)
Issuance of Common Stock	2,918	547
Dividends	(28,163)	(1,046)

Financing Cash Flow—Continuing Operations	(26,994)	(5,289)

Increase (Decrease) in Cash and Temporary Investments	936	14,905
Cash and Temporary Investments, Beginning of Period	49,179	2,514

Cash and Temporary Investments, End of Period	$50,115	$17,419

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains (Losses)	$(2,280)	$923

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2006

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2005	10,561,017	$110,450	$80,693	$(41,671)	$149,472
Comprehensive Income:
Net Income	—	—	34,328	—	34,328
Change in Unrealized Securities Gains (Net of Tax of $1)	—	—	—	(3)	(3)
Change in Derivative Fair Value (Net of Tax of $518)	—	—	—	(896)	(896)
Recognition of Deferred Gains in Net Income (Net of Tax of $1,761)	—	—	—	(3,267)	(3,267)

Total Comprehensive Income	—	—	—	—	30,162
Cash Dividends ($2.67 per share)	—	—	(28,236)	—	(28,236)
Stock Options and Warrants Exercised and Restricted Stock Granted	747,856	6,628	—	—	6,628
Shares Canceled	(11,081)	(98)	—	—	(98)

Balance June 30, 2006	11,297,792	$116,980	$86,785	$(45,837)	$157,928

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Financial Accounting Standard No. 123, Share-Based Payment (SFAS 123R). The revised statement requires the recording of compensation expense for the fair value of stock options and other equity-based compensation awards. The Company adopted this standard in fiscal 2006, using the modified prospective method and recorded the applicable expenses of $0.1 million and $0.4 million for the three and nine months ended June 30, 2006, for stock options currently outstanding based on the methods and assumptions noted below.

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

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income (loss), as reported	$(4,495)	$974
Deduct: Total stock-based employee compensation expense determined under fair value based method	(112)	(247)

Pro forma net income (loss)	$(4,607)	$727

Net income (loss) per share, Basic:
As reported	$(0.43)	$0.09

Pro forma	$(0.44)	$0.07

Net income (loss) per share, Diluted:
As reported	$(0.43)	$0.09

Pro forma	$(0.44)	$0.07

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

In June 2006, the FASB issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Company is analyzing the impact, if any, of FIN 48, which is required to be adopted in fiscal 2008, on its consolidated financial statements.

2. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	June 30, 2006	September 30, 2005
Senior revolving credit facility	$—	$—
Industrial revenue bonds	1,500	1,500
Non-interest bearing notes	3,284	5,207

Total long-term debt	4,784	6,707

Less current maturities	2,587	2,346

Long-term debt, net	$2,197	$4,361

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

In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including certain environmental matters and conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. In connection with the sale of the Company’s Holly Sugar Corporation subsidiary to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, approximately $1.5 million of sales proceeds is being held in escrow or by the buyer pending the final settlement of post-closing working capital adjustment and $2.8 million of proceeds are in escrow for 18 months to secure the Company’s indemnity obligations. SMBSC objected to the Company’s initial working capital computations and the parties agreed to a reduction of $150,000. The Company reduced the previously established allowance for such disputes by $350,000, which is reflected as a gain on disposition of discontinued operations in the third quarter of fiscal 2006. A receivable for the working capital post-closing adjustment is recorded in accounts receivable, net of an allowance for the disputed items. Additionally, SMBSC has alleged that the Company breached certain warranties and covenants in the sales agreement and has filed an arbitration claim before the American Arbitration Association (“AAA”) alleging damages in excess of $7 million. The Company has denied the claims and intends to vigorously defend its position. The Company does not believe that its liability, if any, pursuant to SMBSC’s claim will be material to the Company’s consolidated financial position, results of operations or cash flows.

Also, in conjunction with the sale of Holly Sugar, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of that option in February 2006, alleging that there had been an unspecified “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC in the AAA proceeding seeking specific performance of the Supply Option Agreement and damages for breach of contract.

4. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands of Dollars, Except per Share Amounts)
Income (Loss) from Continuing Operations	$14,773	$(4,153)	$32,956	$(2,687)

Average Shares Outstanding	11,305,763	10,552,009	10,937,462	10,455,375
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	371,941	0	283,808	0

Adjusted Average Shares	11,677,704	10,552,009	11,221,270	10,455,375

Diluted EPS - Continuing Operations	$1.26	$(0.39)	$2.94	$(0.26)

Income (Loss) from Discontinued Operations	$437	$(342)	$1,372	$3,661

Average Shares Outstanding	11,305,763	10,552,009	10,937,462	10,455,375
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	371,941	0	283,808	0

Adjusted Average Shares	11,677,704	10,552,009	11,221,270	10,455,375

Diluted EPS - Discontinued Operations	$0.04	$(0.04)	$0.12	$0.35

Net Income (Loss)	$15,210	$(4,495)	$34,328	$974

Average Shares Outstanding	11,305,763	10,552,009	10,937,462	10,455,375
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options Under the Treasury Stock Method (1)	371,941	0	283,808	0

Adjusted Average Shares	11,677,704	10,552,009	11,221,270	10,455,375

Diluted EPS - Net Income (Loss)	$1.30	$(0.43)	$3.06	$0.09

(1)	There were no anti-dilutive securities for the three months ended June 30, 2006. Options to purchase 2,000 shares of common stock and warrants to purchase 1,049,748 shares of common stock were excluded from the computation of diluted EPS for the nine months ended June 30, 2006 because they were anti-dilutive. All options and warrants were anti-dilutive for the three and nine month periods ended June 30, 2005 as the Company reported a net loss from continuing operations.

During the nine-month period ended June 30, 2006, the Company granted options to purchase 25,000 shares of common stock at a weighted average price of $13.725 per share (fair market value, date of grant) and granted 121,500 shares of restricted stock. The options vest over a three-year period and expire ten years after the date of grant. The restricted stock vests over a three or four-year period. Options to purchase 636,787 shares of common stock with an average strike price of $4.58 per share (fair market value, date of grant) were exercised during the nine months ended June 30, 2006. Additionally, 58,750 stock appreciation rights were exercised at a price of $1.35 per right during the same time period.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and nine months ended June 30, 2006 and 2005 were (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Pension Plans
Service Cost	$193	$325	$579	$974
Interest Cost	2,819	3,639	8,459	10,917
Expected Return on Plan Assets	(3,038)	(3,554)	(9,116)	(10,661)
Amortization of Prior Service Cost	28	33	84	98
Recognized Actuarial Loss	396	161	1,188	483
Curtailment Loss	97	—	291	—

Total Net Periodic Benefit Costs	$495	$604	$1,485	$1,811

Postretirement Benefits Other than Pension Plans
Service Cost	$(4)	$3	$19	$9
Interest Cost	(276)	302	1,058	906
Amortization of Prior Service Cost	515	(265)	(1,976)	(795)
Recognized Actuarial Loss	(269)	175	1,029	525

Total Net Periodic Benefit Costs	$(34)	$215	$130	$645

Pension plan contributions, which are based on regulatory requirements, totaled $0.6 million during the nine months ended June 30, 2006 compared to $0.8 million for the nine months ended June 30, 2005. Contributions during the remainder of fiscal 2006 are expected to be approximately $2.6 million.

6. DISCONTINUED OPERATIONS

The financial statements reflect the operating results of the Holly Sugar subsidiary (“Holly”), which was sold in September 2005, and Diamond Crystal Brands, which was sold in December 2002, as discontinued operations.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Net Sales	$—	$45,595	$—	$126,314
Cost and Expenses	—	(45,336)	1,449	(119,824)
Depreciation	—	(828)	—	(2,403)
Gain on Sale of Assets	—	6	—	388

Operating Income (Loss) from Discontinued Operations	—	(563)	1,449	4,475
Other Income (Expense)	—	(11)	—	156
Provision for Income Taxes	—	213	(514)	(1,713)

Income (Loss) from Discontinued Operations Before Gain	—	(361)	935	2,918
Gain on Disposal	437	19	437	743

Income (Loss) from Discontinued Operations	$437	$(342)	$1,372	$3,661

In June 2006, the Company settled an indemnity claim in connection with its acquisition of a business which was purchased in 1998 and subsequently sold in 2002. The Company recorded a $0.3 million gain from discontinued operations equal to the cash distribution from the related escrow account, plus the fresh start value of the Company common stock and warrants received from escrow, which were cancelled.

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

Results of Operations

Three and Nine Months Ended June 30, 2006

Continuing Operations

In the third fiscal quarter ended June 30, 2006, we reported income from continuing operations of $14.8 million or $1.26 per diluted share, compared to a loss of ($4.2) million or ($0.39) per diluted share during the third fiscal quarter of the prior year. For the first nine months of the current year, we reported income from continuing operations of $33.0 million or $2.94 per diluted share, compared to a loss of ($2.7) million or ($0.26) per diluted share last year. Our improved results were driven primarily by an improvement in gross margin resulting from higher sales prices, offset in part by higher raw sugar, energy, freight and manufacturing costs. We discuss these factors in more detail below.

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 97% of our net sales.

Sugar sales volumes and prices were:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006		2005		2006		2005
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	3,236	$33.79	3,276	$27.36	9,992	$31.66	9,324	$27.57
Consumer	1,926	37.23	1,914	32.08	6,294	36.31	6,645	32.17
Foodservice	889	41.54	878	30.21	3,173	38.39	2,412	30.46

Domestic Sales	6,051	$36.02	6,068	$29.26	19,459	$34.26	18,381	$29.61
World/Toll Sales	599	12.11	636	13.15	1,726	12.34	1,355	12.62

Sugar Sales	6,650	$33.87	6,704	$27.73	21,185	$32.48	19,736	$28.45

Net sales increased 21.1% for the three months and 22.4% for the nine months ended June 30, 2006, each compared to the same period in the prior year. Domestic sugar volumes decreased 0.3% for the quarter and increased 5.9% for the nine-month period, while domestic prices increased 23.1% and 15.7% for the same periods. Favorable domestic sugar market conditions were driven by a tight domestic supply caused by a smaller domestic sugarbeet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of Gulf Coast hurricanes on the cane sugar industry. Hurricanes damaged standing sugar cane crops in both Florida and Louisiana and caused a competitor’s cane sugar refinery, which produces over 9% of domestic refined sugar, to close from the end of August until it commenced production in early December 2005. Additionally, the active hurricane season caused significant disruption of rail and truck transportation service during the late summer and fall time periods. The USDA has attempted to compensate for these factors by increasing allowable imports of both raw and refined sugar several times during the year, most recently in July 2006. As a result of these factors, our volumes increased and prices rose. Lower promotional spending and logistical disruptions in the first half of the year, as well as continued private label competition, including private label sugar produced in Mexico, were the primary reasons for the lower consumer volumes for the nine-month period. We increased promotional activity in the third quarter and our consumer volume was slightly higher than the prior year period.

A significant portion of our industrial sales are done under fixed price forward sales contracts generally for a year, many of which are on a calendar year basis. Fiscal 2006 industrial contracting with some customers commenced as early as spring 2005, prior to the significant increases in market prices. As a result of these factors, industrial sales prices tend to lag market trends and the increase in industrial sales prices early in the fiscal year was not as robust as the increase in consumer and foodservice prices. We have realized rising industrial prices throughout fiscal 2006, as the volume of industrial shipments derived from higher priced contracts booked after market prices began rising in late summer of 2005 increased. This lag effect in realized industrial prices precipitated by contracts written after last summer’s market events largely matured in the third quarter, and we do not anticipate significant additional increases in realized industrial prices in the fourth quarter of fiscal 2006. Spot industrial prices and indicative contract pricing for 2007 have begun to soften from their very high levels of 2006, as the domestic cane refining industry capacity has been fully restored and sugar beet acreage planted for fall 2006 harvest increased a reported 5%.

World sales volume dropped in the three months ended June 30, 2006 compared to the same period of the prior year while toll volumes increased. Average world/toll prices reflected in the table above decreased due to the higher mix of lower priced toll volume, more than offsetting higher world prices.

Gross margin as a percentage of sales for the three months ended June 30, 2006, increased to 15.4% from 4.1% in the prior year quarter and increased to 13.2% for the first nine months compared to 5.5% in the prior year. The increase in our current year’s gross margin percentage is primarily due to increased sugar sales prices, partially offset by higher raw sugar, energy, freight and manufacturing costs. The increase in sales prices contributed 17.4% to the increase in gross margin in the third fiscal quarter and 12.7% in the first nine months of fiscal 2006. Our cost of raw cane sugar increased from $20.74 per cwt (on a raw market basis) for the quarter ended June 30, 2005 to $22.51 per cwt for the current quarter and from $20.61 per cwt for the first nine months of last year to $21.80 per cwt for the first nine months of this year. These higher raw sugar costs decreased our gross margin percentage by 4.6% for the three months and 3.3% for the nine months ended June 30, 2006. Energy costs were $1.3 million and $5.7 million higher for the three and nine months ended June 30, 2006, amounting to a reduction of gross margin percentage of 0.6% for the quarter and 0.8% for the nine months. In addition, fuel costs have increased our transportation costs, which reduced our gross margin 0.5% for the quarter and 0.4% for the nine months. Sugar manufacturing costs increased in the current fiscal year due primarily to increased costs for fringe benefits, taxes and maintenance. Increased manufacturing costs (excluding energy) negatively impacted gross margin by approximately 0.3% for the three months and 0.4% for the nine months ended June 30, 2006, compared to the same period in the prior year.

Domestic raw sugar supplies in 2006 have been tight and there has been a risk of undersupply in the first quarter of fiscal 2007. In response to these conditions, the USDA announced a number of actions in late July to provide additional raw and refined sugar supply to the domestic market to help alleviate these tight conditions. While it is too soon to determine how much additional supply will actually enter the market, these actions should reduce the risk of undersupply. Raw sugar prices in 2006 have been high as a result of the tightness of supply, increasing our unhedged raw sugar cost. Raw sugar prices declined after the USDA’s July announcement, but we are unable to predict whether these lower prices will continue.

Energy costs have increased significantly over the past several years and we expect them to continue to be a larger part of our costs in the future. Our average cost of natural gas after applying gains and losses from hedging activity increased to $9.59 per mmbtu in the current quarter from $7.21 per mmbtu in the comparable prior year’s quarter. As of July 19, 2006 we had purchased or hedged 97% of our expected natural gas requirements for fiscal 2006. If the balance of our anticipated natural gas purchases were priced in the futures market on July 19, 2006, our full year fiscal 2006 natural gas costs would be approximately $7.0 million higher than in fiscal 2005 including $1.3 million for the fourth fiscal quarter. Additionally, other cost elements, such as freight costs, packaging material and chemicals, as well as secondary energy sources such as fuel oil and electricity, have been adversely affected by the higher energy costs this year.

Selling, general and administrative expense increased $0.3 million for the three months and $2.4 million for the nine months ended June 30, 2006, compared to the same periods in the prior year. Contributing to the increase in costs for the quarter was higher incentive compensation of $1.5 million and advertising and promotion costs of $1.2 million, offset in part by lower medical costs ($1.3 million) and lower salary costs ($0.8 million). For the nine month period, higher incentive compensation ($4.0 million), audit and consulting expense ($0.7 million), stock option expense ($0.5 million) and advertising and promotion cost ($1.1 million) were partially offset by $1.7 million lower salary costs as well as $1.8 million lower medical costs.

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

The Company’s lower borrowing level in fiscal 2006, as well as reduced interest rates and fees related to the amendment of the bank agreement in December 2004, were the primary reasons for the decrease in interest expense for the three and nine month periods ended June 30, 2006.

We recorded a deferred tax provision in the consolidated statement of operations, however we are not currently paying federal income taxes on our earnings as a result of net operating loss carry forwards from prior periods. We expect to begin paying cash income tax in the fourth quarter of fiscal 2006.

Discontinued Operations

Income from discontinued operations for the nine months ended June 30, 2006 was primarily due to the resolution of a pre-disposal contingency.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings under an agreement that provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans (the “Revolver”). At June 30, 2006 we had no outstanding borrowings under the Revolver and had borrowing capacity of $88.6 million, after deducting outstanding letters of credit totaling $11.4 million.

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

We increased our inventories by $29 million in the first nine months of fiscal 2006, because of higher raw and refined sugar levels we maintained in response to concerns about tight sugar markets during the balance of the year.

Our capital expenditures for the nine months ended June 30, 2006 were $4.6 million, primarily for normal replacement and productivity improvements. Capital expenditures in fiscal 2006 are expected to be approximately $9 million, of which slightly less than half will be related to productivity and packaging improvements, a similar amount related to normal replacement of factory equipment and a smaller amount to technology investments.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of June 30, 2006.

	Expected Maturity Fiscal 2006	Expected Maturity Fiscal 2007
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	1,510,880	1,257,760
Weighted Average Contract Price (per cwt.)	$23.39	$22.35
Contract Amount	$35,346,569	$28,116,040
Weighted Average Fair Value (per cwt.)	$23.15	$22.44
Fair Value	$34,976,872	$28,225,098

	Expected Maturity Fiscal 2006	Expected Maturity Fiscal 2007
World Futures Contracts (net long positions):
Contract Volumes (cwt.)	0	6,720
Weighted Average Contract Price (per cwt.)	$0	$17.66
Contract Amount	$0	$118,675
Weighted Average Fair Value (per cwt.)	$0	$16.68
Fair Value	$0	$112,090

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of June 30, 2006.

	Expected Maturity Fiscal 2006	Expected Maturity Fiscal 2007
Futures Contracts (long positions):
Contract Volumes (mmbtu)	410,000	260,000
Weighted Average Contract Price (per mmbtu)	$9.13	$8.73
Contract Amount	$3,742,840	$2,269,960
Weighted Average Fair Value (per mmbtu)	$6.24	$7.83
Fair Value	$2,558,290	$2,036,440

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the nine months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including certain environmental matters and conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. In connection with the sale of the Company’s Holly Sugar Corporation subsidiary to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, approximately $1.5 million of sales proceeds is being held in escrow or by the buyer pending the final settlement of post-closing working capital adjustment and $2.8 million of proceeds are in escrow for 18 months to secure the Company’s indemnity obligations. SMBSC objected to the Company’s initial working capital computations and the parties agreed to a reduction of $150,000. The Company reduced the previously established allowance for such disputes by $350,000, which is reflected as a gain on disposition of discontinued operations in the third quarter of fiscal 2006. A receivable for the working capital post-closing adjustment is recorded in accounts receivable, net of an allowance for the disputed items. Additionally, SMBSC has alleged that the Company breached certain warranties and covenants in the sales agreement and has filed an arbitration claim before the American Arbitration Association (“AAA”) alleging damages in excess of $7 million. The Company has denied the claims and intends to vigorously defend its position. The Company does not believe that its liability, if any, pursuant to SMBSC’s claim will be material to the Company’s consolidated financial position, results of operations or cash flows.

Also, in conjunction with the sale of Holly Sugar, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of that option in February 2006, alleging that there had been an unspecified “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC in the AAA proceeding seeking specific performance of the Supply Option Agreement and damages for breach of contract.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: August 1, 2006	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.