Form 10-K
period 2006-09-30
IMPERIAL SUGAR CO /NEW/
filed 2006-12-12
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2006

Commission File No. 000-16674

IMPERIAL SUGAR COMPANY

(Exact name of registrant as specified in its charter)

Texas	74-0704500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Imperial Square, 8016 Highway 90-A, P.O. Box 9, Sugar Land, Texas 77487-0009

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (281) 491-9181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	The NASDAQ Stock Market LLC
Rights to Purchase Preferred Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2006, the last business day of registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ Stock Market LLC on that date, was approximately $238 million.

There were 11,295,949 shares of the registrant’s common stock outstanding on December 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for registrant’s 2007 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements regarding future market prices and margins, future energy costs, future operating results, future availability of raw sugar, operating efficiencies, future government and legislative action, future outcomes of legal proceedings, future cost savings, future pension payments, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

• expect	• project	• estimate
• believe	• anticipate	• likely
• plan	• intend	• could
• should	• may	• predict
• budget	• possible

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this report on Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

PART I

ITEM 1.	Business

Overview

Imperial Sugar Company (which together with its subsidiaries is referred to herein as the “Company”, “we”, “us”, “our” and “ours”) is one of the largest processors and marketers of refined sugar in the United States. We refine, package and distribute sugar at facilities located in Georgia and Louisiana. For the year ended September 30, 2006, we sold approximately 28 million hundredweight, or cwt, of refined sugar.

We offer a broad product line and sell to a wide range of customers directly and through wholesalers and distributors. Our customers include retailers, foodservice distributors and industrial customers, principally food manufacturers. Our products include granulated, powdered, liquid and brown sugars marketed in a variety of packaging options (6 oz shakers to 100-pound bags and in bulk) under various brands (Dixie Crystals® , Holly® and Imperial® ) or private labels. In addition, we produce selected specialty sugar products, including Savannah Gold™ (a premium-priced, free-flowing brown sugar), and specialty sugars used in confections and icings.

Imperial Sugar Company was incorporated in 1924 and is the successor to a cane sugar plantation and milling operation founded in Sugar Land, Texas in the early 1800s that began producing granulated sugar in 1843. Following a series of acquisitions and a downturn in the domestic sugar market, Imperial Sugar and substantially all of its subsidiaries filed for protection under the U.S. Bankruptcy Code, in January 2001, emerging in August 2001.

Since the beginning of fiscal 2002, we have sold a number of businesses including our Michigan, California and Rocky Mountain sugar beet operations and a significant portion of our foodservice business. We also discontinued our Sugar Land, Texas sugar refinery operations in December 2002 and the related packaging and distribution operations in June 2003. We took these actions and others to reduce our debt, to lower our working capital needs, to reduce our costs and to concentrate our resources in our most strategic regions of the Southeast and Southwest. In connection with the Michigan sale, we executed a multi-year agreement to provide certain administrative functions, including invoicing, customer service and credit and collections.

Overview of the Sugar Industry

Refined sugar can be produced by either processing sugarbeets or refining raw sugar produced from sugar cane. The profitability of cane and beet sugar operations is affected by government programs designed to support the price of domestic crops of sugar cane and sugarbeets.

Cane Sugar Production Process

Sugar cane is grown in tropical and semitropical climates throughout the world as well as domestically in Florida, Louisiana, Texas and Hawaii. Sugar cane is processed into raw sugar by raw cane mills promptly after harvest. Raw sugar is approximately 98% sucrose and may be stored for long periods and transported over long distances without affecting its quality. Raw sugar imports are limited by United States government programs.

Cane sugar refineries like those we operate purify raw sugar to produce refined sugar. Operating results of cane sugar refineries are driven primarily by the spread between raw sugar and refined sugar prices and by the conversion costs of the refining process.

Government Regulation

Federal government programs have existed to support the price of domestic crops of sugarbeets and sugar cane almost continually since 1934. The regulatory framework that currently affects the domestic sugar industry includes the Farm Security and Rural Investment Act of 2002, otherwise known as the Farm Bill, which is effective through September 2008. The Farm Bill provides for loans on sugar inventories to first processors (i.e., raw cane sugar mills and beet processors), implements a tariff rate quota that limits the amount of raw and refined sugar that can be imported into the United States, and imposes marketing allotments on sugarbeet processors and domestic raw cane sugar producers except under certain circumstances. Notwithstanding the tariff rate quota mechanism contained in the Farm Bill, the North American Free Trade Agreement, or NAFTA, adopted in 1994, limits the amount of sugar that can be imported to and exported from Mexico in part through the operation of certain tariffs which are declining each year and are to be totally eliminated in 2008. The United States Congress approved the Central American Free Trade Agreement, or CAFTA, in July 2005. CAFTA increases the amounts of sugar that can be imported to and exported from Guatemala, El Salvador, Nicaragua, Dominican Republic and Honduras. Please read “—Sugar Legislation and Other Market Factors.”

Domestic Supply and Demand

Domestic demand for refined sugar increased in each of the past three years following consecutive years of decline in 2002 and 2003. The sugar industry experienced a curtailment of supply that began during the summer of 2005 when certain beet sugar suppliers were unable to deliver under certain contracts as a result of the condition of the local sugarbeet crop. This supply shortage was significantly exacerbated after Hurricane Katrina struck Louisiana in late August 2005, followed shortly thereafter by Hurricane Rita in September 2005. Hurricane Katrina caused some damage to the Louisiana sugar cane crop but more significantly forced the extended suspension of refined sugar production at a competitor’s refinery in Chalmette, Louisiana. Hurricane Rita caused even more extensive damage to the Louisiana sugar cane crop. Our Gramercy, Louisiana facility suffered minimal damage from the storms. The Florida sugar cane crop was damaged as a result of Hurricane Wilma, which struck Florida in late October 2005. As a result of these events and the resulting shortage of sugar production, the U.S. Department of Agriculture, or USDA, increased the 2006 overall allotment quantity (OAQ), increased the allowable level of raw and refined sugar imports and extended export deadlines for replacement of imported raw sugar under the refined sugar re-export program to address the reduction in domestic sugar production. Forecast reports indicate an increase in beet sugar production from the 2006/2007 crop and a recovery of cane production levels from the damage caused by hurricanes last year. Please read “—Sugar Legislation and Other Market Factors.”

Domestic Refined Sugar Prices

The shortage of domestic sugar production caused refined sugar prices to rise sharply for most of fiscal 2006. More recently, a projected increase in sugarbeet crops and resumption of refining activity at Chalmette, Louisiana have resulted in a decrease in refined sugar prices. We cannot predict the duration of any pricing trend or the effects of a sustained trend may have on the sugar industry or our future profitability. Historically, large crop years have led to relatively soft refined sugar prices, and small crop years have led to relatively strong refined sugar prices. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our Products and Customers

Sugar Products

Imperial Sugar is one of the largest processors and marketers of refined sugar in the United States. Refined sugar is our principal product line and accounted for approximately 97% of our consolidated net sales for the year ended September 30, 2006. We produce refined sugar from raw cane sugar and market our sugar products to retailers, foodservice distributors and industrial food manufacturers directly through our sales force and through independent brokers.

We maintain sales offices at our headquarters in Sugar Land, Texas, at our office in Port Wentworth, Georgia and at regional locations across the United States. Sales are accomplished through a variety of methods, including, direct negotiation, publishing price lists and competitive bidding processes. We consider our marketing and promotional activities important to our overall sales effort and we advertise our brand names in both the print media and radio. We also distribute various promotional materials, including discount coupons and compilations of recipes. No customer accounted for more than 10% of our net sales in fiscal 2006.

One of our major objectives is to offer new, innovative products to the consumer and foodservice marketplace. Sugar packaging has not experienced as much innovation as some other consumer categories, and we believe that we can increase our retail market share as well as our margins by offering consumers value-added products that provide easier usage and storage of sugar products. To this end, we introduced four new products to retailers at the end of fiscal 2004, introduced a new stand-up pouch line and expanded our shaker line in fiscal 2005, and we are currently planning and developing new products and packaging innovations to introduce to the market in the future. We also plan to add to our portfolio of products offered to foodservice distributors with particular emphasis on packaging innovation.

Retail Sales—We produce and sell granulated white, brown and powdered sugar to retailers and distributors in packages ranging from 6 oz shakers to 50-pound bags. Retail packages are marketed under the trade names:

•	Dixie Crystals®

•	Holly®

•	Imperial®

Retail packages are also sold under retailers’ private labels, generally at prices lower than those for branded sugar. Core markets for our branded sugar and private label products include the Southeast and Southwest United States. Our primary business strategy is to seek to capitalize on our well-known brands to increase sales of our higher-margin branded products as a percentage of total retail sales. Sales of refined sugar products to retail customers accounted for approximately 33% of our refined sugar sales revenue in fiscal 2006. Of sales made to retail customers in the year ended September 30, 2006, approximately 29% were of our own brands while 71% were sold as private label.

Industrial Sales—We produce and sell refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers purchase sugar for use in the preparation of confections, baked products, frozen desserts, cereal, canned goods and various other food products. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts with terms of up to one year. Industrial sales generally provide lower margins than retail and foodservice sales. For the year ended September 30, 2006, our sales of refined sugar products to industrial customers accounted for approximately 50% of our refined sugar sales revenue.

We also produce specialty sugar products and sell them to industrial customers. Specialty sugar products accounted for 7% of industrial sales in fiscal 2006, or approximately 3.5% of total sales. Specialty sugar products include:

•	Savannah Gold™ (a premium-priced, free flowing brown sugar marketed primarily to industrial customers)

•	edible molasses

•	syrups

•	specialty sugars used in confections, fondants and icings.

Foodservice Sales—We sell a variety of sugar products (including granulated, powdered and brown sugar) in package sizes ranging from one-pound packages to 100-pound bags to foodservice distributors who in turn sell those products to restaurants and institutional foodservice establishments. For the year ended September 30, 2006, our sales of refined sugar products to foodservice distributors accounted for approximately 17% of our refined sugar sales revenue . Under terms of our sale of a significant portion of our foodservice business in December 2002, we have agreed not to sell individual servings of sugar and certain non-sugar products for a period of five years following the sale.

Operational Facilities

We own and operate two cane sugar refineries. Each facility has packaging and distribution capabilities, is served by adequate transportation and is maintained in good operating condition. The following table shows the location, capacity and production of our cane sugar refineries:

Cane Sugar Refineries	Approximate Daily Melting Capacity (cwt)	Fiscal 2006 Production (cwt)
Port Wentworth, Georgia	63,000	16,652,000
Gramercy, Louisiana	45,000	11,799,000

Total	108,000	28,451,000

We also operate a distribution facility in Ludlow, Kentucky and we contract for throughput and storage at a number of warehouses and distribution stations.

Raw Materials and Processing Requirements

Raw Cane Sugar

We currently purchase raw cane sugar from domestic sources of supply located in Louisiana, as well as from various foreign countries. The availability of foreign raw cane sugar for domestic consumption is determined by the import quota level designated by applicable regulation. In fiscal 2006, we purchased all of our raw sugar needs for our Port Wentworth, Georgia refinery under annual or spot contracts with traders and we expect this pattern to continue in 2007.

Over 90% of the raw sugar needs for our Gramercy, Louisiana refinery are expected to be supplied by Louisiana Sugar Cane Products, Inc. (LSCPI) under a contract that expires on September 30, 2007 and various other agreements. We have executed a contract for the period of October 1, 2007 to September 30, 2008 in which LSCPI will supply approximately 90% of the refinery’s raw sugar needs. On November 1, 2005, LSCPI and Cargill Sugar North America announced their intent to enter into a joint venture to construct and operate a million-ton-per-year sugar refinery at Cargill’s Terre Haute Marine Facility in Reserve, Louisiana. To date, construction has not commenced. If the proposed refinery is constructed, we will need to find other sources of raw sugar for our Gramercy refinery. We expect to pursue business relationships with other domestic suppliers and/or further develop relationships with producers in Mexico, whose sugar will enter the United States duty free in 2008, in addition to relying on sugar entering the U.S. market through the current tariff rate quota system.

Substantially all of our purchases of domestic raw sugar and raw sugar quota imports are priced based upon the New York Board of Trade (“NYBOT”) Sugar No. 14 futures contract. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the NYBOT Sugar No. 11 futures contract. The terms of raw cane sugar contracts vary. Raw cane sugar purchase contracts can provide for the delivery of a single cargo or for multiple cargoes over a specified period or a specified quantity over one or more crop years. Contract terms may provide for fixed prices but generally provide for prices based on the futures market during a specified period of time. The contracts provide for a premium if the quality of the raw cane sugar is above a specified grade or a discount if the quality is below a specified grade. Contracts generally provide that the seller pays freight, insurance charges and other costs of shipping.

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

We have access to approximately 275,000 short tons of aggregate raw sugar storage capacity: 80,000 short tons of storage at our Gramercy, Louisiana refinery and 195,000 short tons of storage capacity at our Port Wentworth, Georgia refinery. At Port Wentworth, we have the capability to segregate our raw sugar inventory, which allows us to store bonded sugar. Bonded sugar is sugar that is not entered as an import at the time of arrival, but stored in a bonded warehouse under U.S. federal customs service regulations for entry at a later time.

Energy

Sugar refining is an energy intensive process. We use natural gas at our Gramercy, Louisiana refinery and coal, fuel oil and natural gas in the Port Wentworth refinery depending on pricing and availability. The two facilities used 2.5 million mmbtu of natural gas, 2.0 million mmbtu of coal and 0.3 million mmbtu of fuel oil in fiscal 2006.

We typically purchase natural gas and coal supplies under contracts for terms of one year or less. The coal contracts have annual minimum quantity purchase requirements, while the natural gas contracts are contracted on a monthly basis with minimum requirements for each month set separately. Pricing of natural gas generally is indexed to a spot market index and we may use financial tools such as futures, options, swaps and caps in an effort to stabilize the price for gas purchases under indexed contracts. The domestic market has tightened on the higher quality coal that meets our specifications, however, we have been able to purchase coal competitively. Natural gas prices have been higher in recent years and we cannot predict future energy prices or the effect that rising energy prices may have on our business in the future.

Seasonality

Sales of refined sugar are somewhat seasonal, normally increasing during the first and fourth fiscal quarters because of increased demand of various food manufacturers and processors. Shipments of specialty products (brown and powdered sugar) increase in the first fiscal quarter due to holiday baking needs. Our second fiscal quarter ending March 31 historically experienced lower revenues and earnings than our other fiscal quarters as a result of reduced demand for refined sugar, margin reduction from product mix changes and lower absorption of fixed costs of our cane refineries.

Sugar Legislation and Other Market Factors

Our business and results of operations are substantially affected by market factors, principally the domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of forces, including domestic supply, prices of competing crops, weather conditions and United States farm and trade policies.

The principal legislation currently supporting the price of domestic crops of sugar cane and sugarbeets is the Farm Security and Rural Investment Act of 2002, otherwise known as the Farm Bill, which became effective October 1, 2002 and extended the sugar price support program for sugar cane and sugarbeets until 2008. Imports of raw and refined sugars are controlled via a Tariff Rate Quota (“TRQ”), which is implemented under Additional U.S. Note 5 of Chapter 17 of the Harmonized Tariff Schedule of the United States and does not expire.

The TRQ limits the amount of raw and refined sugar that can be imported into the United States, subject to a minimum amount mandated under the General Agreement on Tariffs and Trade, by imposing a tariff, currently

$16.76 per cwt, on over-quota sugar which makes its import uneconomical. The government administers the program by adjusting duties and quotas for imported sugar to maintain domestic sugar prices at a level that discourages loan defaults under the non-recourse loan program. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar.

Farm Bill

The Farm Bill has two important aspects:

•	Non-recourse Loan Program. The Farm Bill provides for a loan program covering sugar cane and sugarbeet crops during the 2002 to 2008 period. The program authorizes the Commodity Credit Corporation, or CCC, a federally owned and operated corporation within the U.S. Department of Agriculture, or USDA, to extend loans to first-processors of domestically grown sugar cane and sugarbeet crops secured by sugar inventories from current year crop production at rates of approximately 18 cents per pound for raw cane sugar and 22.9 cents per pound for refined beet sugar. CCC loans are non-recourse in most circumstances and mature the earlier of nine months after the date of the loan or September 30th each year. The program provides price support to the first-processor by effectively enabling the sale of raw cane sugar and refined beet sugar by forfeiture of the collateral at the respective loan rates in the event that market prices drop below that level.

•	Marketing Allotments. The Farm Bill provides that marketing allotments on sugarbeet processors and domestic raw cane sugar producers who supply raw sugar may be imposed by the USDA but that these allotments may be removed if imports of raw sugar exceed 1.532 million short tons. Marketing allotments can have the effect of reducing the amount of domestic sugar that is available for marketing and are intended to strengthen sugar prices. Marketing allotments were in force in fiscal 2006 and continue to be in force for fiscal 2007. The USDA can adjust allotments to meet changing market situations.

The Farm Bill requires that the USDA operate its non-recourse sugar loan program so as to avoid forfeiture of sugar to the CCC to the maximum extent possible. This is normally done by restriction on the amount of sugar imported and if that is not sufficient, by restrictions on the amount of sugar that may be marketed by domestic producers. In a more rarely used option, if the USDA has taken sugar in default under price support loans, the department also has the authority to accept bids from sugar cane and sugarbeet processors to obtain raw cane sugar or refined beet sugar in CCC inventory in exchange for reduced production of raw cane sugar or refined beet sugar. This payment-in-kind authority, if employed by the USDA, effectively moves inventories of CCC-owned sugar back into the market without increasing overall supply.

Free Trade Initiatives

As provided in The North American Free Trade Agreement, or NAFTA, and in settlement of certain disputes, the U.S. government and the government of Mexico have reached agreement on sugar access through the end of calendar year 2007. Mexico will be allowed raw or refined sugar exports to the United States of 275,576 short tons raw value through September 2007, and a minimum of 175,000 and up to 250,000 metric tons during the October/December quarter of 2007. The duty on imports of Mexican sugar has decreased annually and will be 1.5 cents per pound in 2007. In October 2008, NAFTA sugar duties and quotas expire and sugar may be freely traded without duty between the United States and Mexico. Notwithstanding the existing import restrictions under the Farm Bill, the USDA has the right to re-allocate import levels among foreign countries including Mexico if it deems the demand/supply situation within the United States warrants such action. Such actions were taken in fiscal 2006 to offset the effects of hurricane damage and poor sugar beet harvest. Mexican imports into the United States could be higher in the future.

In addition to NAFTA, a number of other trade initiatives and negotiations involving the Americas and other quota holding countries are evolving. In 2005, the United States enacted the Central American/Dominican Republic Free Trade Agreement, or CAFTA. Duty-free access to sugar from CAFTA countries increased 109,000 metric tons over the previous amount during the first year, growing to 151,000 metric ton increase over the first 15 years and 2,640 metric ton increases each year thereafter. It is impossible to determine the impact of CAFTA on the United States sugar market at this time, although these duty-free amounts are relatively minor compared to the current ten million tons of domestic consumption.

The United States has also negotiated a trade agreement with Australia, which did not include additional sugar access, and is currently negotiating additional agreements including Columbia, Peru, , Panama, Thailand and others . These agreements cover many trade issues between the United States and these countries, with sugar being a subject in all of the negotiations. Additionally, a World Trade Organization round of negotiations is in progress, although the agricultural talks have currently stalled with efforts underway to revive discussions. While the impact of these negotiations is unknown at this time, they could provide for additional raw and/or refined sugar access from these trade-agreement countries into the United States. Generally, to the extent that additional sugar access is in the form of raw sugar, such additional access will have a positive affect on our access to raw sugar. To the extent that such additional access is in the form of refined sugar, such product will be competitive to our product.

Environmental Regulation

Our operations are governed by various federal, state and local environmental regulations and these regulations impose effluent and emission limitations, and requirements regarding management of water resources, air resources, toxic substances, solid waste and emergency planning. We make application for environmental permits required under federal, state and local regulations and we have obtained or have filed for environmental permits as required in Georgia, Louisiana and Texas. Additional expenditures may be required to comply with future environmental protection standards for current operating facilities, although the amount of any further expenditures cannot be fully estimated.

Research

We operate research and development centers in Sugar Land, Texas and Port Wentworth, Georgia where we conduct research relating to:

•	manufacturing process technology;

•	factory operations; and

•	new product development.

Competition

We compete with other cane sugar refiners and with beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as high-fructose corn syrup, aspartame, saccharin, sucralose and acesulfame-k. We also compete with foodservice distributors and resellers in distributing bag sugar products. Our principal business is highly competitive, where the selling price and our ability to supply a customer’s needs in a timely fashion are important competitive considerations. The domestic sugar industry is generally regional given the freight costs of transporting sugar long distances. Some of our competitors have a competitive advantage of owning all or part of the sugar grower companies supplying their sugar refining requirements. We believe our key competitors are Domino® Foods, Inc. and United Sugars Corporation.

Employees

At November 30, 2006, we employed 842 employees. Our Port Wentworth, Georgia refinery employs non-union labor. Substantially all of the refinery employees at our Gramercy, Louisiana refinery are covered by a collective bargaining agreement which expires in February 2008. We believe our relationship with our employees is good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on our web site located at www.imperialsugar.com as soon as reasonably practicable after we file or furnish these reports electronically with the SEC. The information on our website is not incorporated by reference on this Form 10-K.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should consider the following factors that could materially affect our business, financial condition or financial results but these risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The domestic sugar industry is affected by a number of external forces that we are unable to predict or control that could cause fluctuations in market prices, which may negatively affect our results of operations.

Our results of operations are closely tied to conditions in the domestic sugar market, which is affected by a number of external forces that we are unable to predict or control and that historically has been subject to considerable volatility. Our business and results of operations are also substantially affected by market factors, principally the domestic market prices of both refined sugar and raw cane sugar.

A variety of external forces that we are unable to predict influence the domestic sugar industry and could adversely affect our business and results of operations. These factors include:

•	the farm and trade policies of the United States government;

•	the number of domestic acres contracted to grow sugar cane and sugarbeets;

•	prices of competing crops;

•	energy costs;

•	levels of domestic sugar refining capacity; and

•	weather conditions affecting the sugar cane and sugar beet crops and the operations of refineries operated by us and our competitors.

The domestic sugar business has traditionally been subject to periods of high prices and margins, followed by periods of lower prices and margins. In the past, during periods of high prices, growers have tended to increase their production which has generally caused a drop in sugar prices until the supply and demand return into balance. Our business consists exclusively of the processing and marketing of refined cane sugar. Consequently, we are unable to counteract the fluctuations to which our business may be subject with revenues or income from businesses that are more predictable or that are subject to different market cycles. As discussed below, partially as a result of the volatile nature of the sugar market, we have had a history of operating losses and net losses.

Our business could be adversely affected by the effects of existing and future United States farm and trade policies, including the elimination of duties on imports of raw and refined sugar from Mexico by 2008 pursuant to the North American Free Trade Agreement.

Legislative and regulatory actions also substantially influence the domestic raw sugar industry. The principal legislation currently supporting the price of domestic crops of sugar cane and sugarbeets is the Farm Security and Rural Investment Act of 2002, or the Farm Bill, which became effective October 1, 2002 and extended the sugar price support program for sugar cane and sugarbeets until 2008. The Farm Bill implements a tariff-rate quota that effectively limits the amount of raw and refined sugar that can be imported into the United States by imposing a tariff on over-quota sugar that makes its import uneconomical. This tariff-rate quota could adversely affect the supply and price of raw sugar available to our sugar refineries if there is a shortfall in domestic production. In addition, marketing allotments under the Farm Bill may reduce the amount and affect the cost of domestic raw sugar that is available to us for refining. Beginning in 2008, the duties on raw and refined sugar imported from Mexico will be eliminated pursuant to NAFTA. As a result, domestic sugar manufacturers may face greater competition from refineries located in Mexico. Any of these factors could adversely affect our results of operations. The Farm Bill expires in 2008 and provisions, if any, of the successor legislation related to the domestic sugar industry and their impact on our operations cannot be predicted.

If demand for sugar decreases in the future, lower sales volumes and lower prices could result, which could affect us adversely.

Domestic demand for refined sugar has increased in each of the last three years after a two-year period of decline. We cannot predict the demand for sugar in the future and this demand could be affected adversely by numerous factors, including:

•	imports of sugar containing products and sugar blends;

•	the impact of changes in the availability, development or potential use of various types of sweeteners;

•	future changes in consumer sweetener preferences, including impact of health concerns;

•	changes in population size; and

•	decrease in demand for refined sugar.

There are a limited number of sources of raw sugar available to us, and our results of operations will be adversely affected if we are unable to obtain adequate supplies of raw sugar for our refineries on favorable terms.

Over 90% of the raw sugar needs for our Gramercy, Louisiana refinery for the next two years are expected to be supplied by a single supplier, LSCPI, which has announced plans to enter into a joint venture agreement with Cargill to construct and operate a refinery in Louisiana. If that refinery commences operation we expect that LSCPI will supply substantially all of its raw sugar to such other refinery, and we will need to find other sources of raw sugar for our Gramercy refinery. While we are currently pursuing alternative supplies both domestically and in Mexico, there are a limited number of sources of raw sugar, and no assurance that we will be able to make alternative supply arrangement or that such arrangements may be secured on favorable terms.

Supplies of raw sugar can also be adversely affected by increased raw sugar prices in international markets. In early 2006, world raw sugar prices increased substantially, before subsiding later in the year. While world raw sugar prices generally do not affect the price of domestic raw sugar, world raw sugar prices at levels that were temporarily reached early in 2006 may attract excess production from exporting countries into the world market, potentially making supplies available for import to the domestic market more scarce. Such increases occurred primarily due to changing support policies in the European Union and the use of sugar cane to produce ethanol in Brazil, which recently has experienced a dramatic increase in ethanol production and trade. Raw sugar supplies could become tighter and prices could increase if these conditions persist. If we have an inadequate supply of raw sugar, we may be unable to efficiently operate our refineries or meet domestic demand for refined sugar. Further increases in domestic raw sugar prices may occur and we may be unable to offset increase the price of refined sugar to our customers to offset such higher costs, which could adversely affect our refined sugar margins, financial condition, results of operations and cash flows.

Higher energy costs may result in increased operating expenses and reduced results of operations.

Processing raw sugar into refined sugar requires a high level of energy use. The primary fuel we use to fulfill our energy requirements is natural gas, although we also use coal and fuel oil in our Georgia refinery. Domestic energy prices, particularly natural gas prices, have been higher in recent years and we are unable to predict the trend in future prices. Future high energy prices and unforeseen changes in the energy markets could adversely impact our production costs and operating efficiencies.

We sell commodity products in highly competitive markets and face significant price pressure.

We sell our products in highly competitive markets. We compete with other cane sugar refiners, including one which expanded refining capacity during the past several years, and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as high-fructose corn syrup, aspartame, saccharin, sucralose and acesulfame-k. We also compete with foodservice companies and resellers in distributing bag sugar products.

Competition in these markets is based primarily on price and the ability to meet timely customer quality and quantity requirements. As a result, we may be unable to protect our market position by product differentiation and may be unable to pass on cost increases to our customers. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts which extend for up to one year. As a result, changes in our realized sales prices tend to lag behind market price changes.

Some competitors may be able to further drive down product prices because their costs are less than ours or because they have greater financial, technological and other resources than us. In addition, some of our competitors own or control their suppliers of raw materials. This vertical integration may provide these producers a competitive advantage because they are better able to secure a stable supply of raw materials at more favorable costs than we can. Finally, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Increased competition and price pressure could adversely affect our financial condition, results of operations and cash flows.

As discussed in “Management’s Discussion and Analysis of Operations”, our average sales price during fiscal 2006 increased by more than 15%. Since the end of fiscal 2006, market prices have declined from these levels, and there is no assurance that prices will return to levels at or near those for 2006.

Damage to either of our refineries that results in prolonged interruption of operations could materially adversely affect our results.

The Company conducts its operations at two refineries and is dependent upon such facilities for production. Because these facilities are located in coastal areas, they are subject to severe weather conditions, including hurricanes and flooding, as well as to normal hazards that could result in material damage. Damage to either of these refineries, or prolonged interruption in the operation of the facilities for repairs or other reasons, would have a material effect on the Company’s business, financial condition, results of operations and cash flows.

We have had losses in the recent past and may be unable to maintain profitable operations.

We have had a history of operating losses and net losses. In January 2001, as a result of our losses, adverse operating conditions, cash flow problems, a high degree of leverage, and non-compliance with our financial covenants in prior debt instruments, we filed for protection under chapter 11 of the U.S. Bankruptcy Code. We emerged from bankruptcy protection in August 2001.

We had a net income of approximately $50 million in fiscal 2006. However, losses in future years could be incurred and could be attributable to a number of factors, including:

•	low refined sugar prices;

•	low margins between raw sugar and refined sugar prices;

•	high energy costs; and

•	costs of discontinued operations.

We compete in highly competitive labor markets.

We have labor retention and hiring challenges at all of our facilities, and particularly at our Gramercy refinery following the hurricanes of 2005. After evacuation and housing devastation, many people did not return to Louisiana, leaving a diminished pool of potential candidates for hire. Demand for labor has increased after the hurricanes due to reconstruction efforts. We face significant challenges hiring and retaining a qualified workforce, as many other businesses located in southern Louisiana. We raised entry-level salaries in efforts to compete for limited human capital resources but there is no guarantee that such efforts will be successful on a long-term basis. In the event we are unable to attract and retain qualified personnel, our production efficiencies could be adversely affected.

We are exposed to costs arising from environmental compliance, cleanup and litigation, which may adversely affect our business, financial condition, operating results or cash flows.

Our operations are governed by various federal, state and local environmental laws and regulations. These regulations impose limitations on releases of effluents and emissions from our facilities. They also impose requirements on our management of:

•	water resources;

•	air resources;

•	toxic substances;

•	solid waste; and

•	emergency planning.

We cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations and these amounts could be material.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We own each of our cane sugar refineries and our corporate headquarters in Sugar Land, Texas. We lease the land and own the property improvements and equipment at a distribution facility in Kentucky, and contract for throughput and storage at a number of warehouses and distribution stations. Certain of these properties are subject to liens securing our credit facility. We have a definitive agreement for the sale of our former Clewiston, Florida refinery site at a sale price of approximately $1 million. Please read “Item 1. Business—Operational Facilities.”

In April 2005, we entered into a definitive agreement to sell our approximately 160-acre former refinery site (exclusive of our corporate headquarters building) in Sugar Land, Texas. The sales price for the former refinery site, which has a net book value of approximately $4.5 million, is $7 million, payable at closing. Such consideration anticipates that the buyer will purchase a $5 million environmental insurance policy for our benefit and includes standard indemnification warranties from us as the seller. The transaction is expected to close in 2007 and is subject to the completion of normal due diligence, various regulatory approvals and certain other conditions. The conditions to closing include the creation of certain tax-advantaged financing districts, which have been approved and local governmental approval to provide financing for a portion of the infrastructure costs associated with the redevelopment of the site. Additionally, the buyer must negotiate a development agreement with the City of Sugar Land, Texas and complete the acquisition of a 550-acre tract owned by the State of Texas, which is adjacent to the site.

ITEM 3.	Legal Proceedings

We are a party to litigation and claims that are normal in the course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not materially and adversely affect our consolidated results of operations, financial position or cash flows.

In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance.

In connection with the sale of our Holly Sugar Corporation (“Holly”) subsidiary to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, $2.8 million of proceeds are in escrow until March 2007 to secure the Company’s indemnity obligations. The Company and SMBSC settled a dispute over the initial working capital computations and the Company reduced the previously established allowance for such disputes by $350,000, which is reflected as a gain on disposition of discontinued operations in fiscal 2006. The $1.5 million receivable for the working capital post-closing adjustment, which is recorded in accounts receivable at September 30, 2006, was received by the Company in October 2006. Additionally, SMBSC has alleged that the Company breached certain warranties and covenants in the sales agreement and has filed an arbitration claim before the American Arbitration Association (“AAA”) alleging damages in excess of $17 million. The Company denies the claims and intends to vigorously defend its position.

Also, in conjunction with the sale of Holly, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of that option in February 2006, alleging that there had been a “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC in the AAA proceeding seeking specific performance of the Supply Option Agreement and $10 million of damages for breach of contract.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age and position of our executive officers as of December 6, 2006. Our by-laws provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the earlier of the officer’s death, resignation or removal by the Board of Directors.

Name	Age	Positions
Robert A. Peiser	58	President and Chief Executive Officer
T. Kay Hastings	44	Senior Vice President—Human Resources
Patrick D. Henneberry	52	Senior Vice President—Commodities
H.P. Mechler	53	Senior Vice President and Chief Financial Officer
William F. Schwer	59	Senior Vice President and General Counsel
J. Eric Story	43	Vice President and Treasurer

Mr. Peiser became President, Chief Executive Officer and a member of our Board of Directors in April 2002. Prior to joining Imperial, Mr. Peiser served as Chairman and Chief Executive Officer of Vitality Beverages, Inc. of Tampa, Florida, a privately owned beverage company, from July 1999 to February 2002. Mr. Peiser is a Director of TEAM, Inc.

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

Mr. Schwer became Senior Vice President in July 1999. He served as Managing Director from October 1995 to July 1999, and General Counsel since 1989. He also served as Senior Vice President from 1993 to 1995. Mr. Schwer joined a subsidiary of the Company as Assistant General Counsel in 1988.

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

Market Price of Common Equity and Related Stockholder Matters

Our common stock currently is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “IPSU”. We also have warrants expiring in August 2008 that are listed on NASDAQ under the symbol “IPSUW”. As of December 6, 2006, there were approximately 1,864 shareholders of record of our common stock.

The following table contains information about the high and low sales price per share of our common stock for fiscal years 2006 and 2005 as reported by NASDAQ.

	Sales Price		Dividends Paid
Three months ended	High	Low
Fiscal 2005
December 31, 2004	$20.09	$13.91	$—
March 31, 2005	18.70	13.10	0.05
June 30, 2005	16.22	10.50	0.05
September 30, 2005	15.70	12.60	0.05

Fiscal 2006
December 31, 2005	$16.86	$12.50	$2.55
March 31, 2006	32.33	13.39	0.06
June 30, 2006	36.76	19.12	0.06
September 30, 2006	33.00	21.85	0.06

Dividend Policy

Our current credit agreement limits the payment of dividends, other than dividends payable solely in our capital stock, if our average total liquidity (defined as the average of the borrowing base less average actual borrowings and letters of credit), after adjustment on a pro forma basis for such payment, is less than $20 million. In December 2004, our Board of Directors instituted a regular quarterly dividend of $0.05 per share and increased the quarterly dividend to $0.06 per share in January 2006. In October 2005, our Board of Directors declared a special dividend of $2.50 per share, funded from a portion of the proceeds from the sale of Holly, which was paid in November 2005. Additionally, a special dividend of $3.00 per share was declared by our Board of Directors on December 11, 2006, payable January 5, 2007 to shareholders of record on December 26, 2006. The determination to declare or pay future dividends out of funds legally available for that purpose will be at the discretion of our Board of Directors and will depend on our future earnings, results of operations, financial condition, capital requirements, any future contractual restrictions and other factors our Board of Directors deems relevant.

ITEM 6.	Selected Financial Data

The following selected consolidated financial information is derived from our audited consolidated financial statements. This consolidated financial data should be read in conjunction with our consolidated financial statements including the related notes, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Selected financial data for the last five years is as follows (in thousands of dollars, except per share data):

	Year Ended September 30,
	2006	2005(1)	2004	2003(1)	2002
For the Period:
Net Sales	$946,823	$803,774	$785,895	$919,949	$857,917
Operating Income (Loss)	71,688	(10,689)	11,809	(7,614)	12,322
Income (Loss) from Continuing Operations	48,412	(5,443)	7,520	(8,999)	(13,239)
Net Income (Loss)	50,059	(19,308)	14,964	76,657	16,417
Per Share Data:
Basic Income (Loss) per Share:
Income (Loss) from Continuing Operations	$4.44	$(0.52)	$0.73	$(0.90)	$(1.32)
Net Income (Loss)	4.59	(1.84)	1.46	7.66	1.64
Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations	$4.31	$(0.52)	$0.69	$(0.87)	$(1.32)
Net Income (Loss)	4.45	(1.84)	1.38	7.44	1.64
Cash Dividends Declared per Share	$2.73	$0.15	—	—	—
At Period End:
Total Assets	$371,143	$359,791	$415,810	$418,166	$444,600
Long-term Debt-Net	1,500	4,361	6,707	10,975	148,878
Total Shareholders’ Equity	185,885	149,472	176,201	121,413	98,260

(1)	Net income includes a $13.6 million loss on sale of discontinued operations for 2005 and a $69.8 million gain on sale of discontinued operations for 2003.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. This discussion should be read in conjunction with information contained in the consolidated financial statements and the related notes thereto.

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

Our results of operations depend on our success in achieving appropriate spreads of sugar sales prices over raw sugar costs and our ability to control our manufacturing, distribution, and administrative costs. These prices and costs in turn are dependent on various market factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar and the marketing of domestically produced refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries. Please read “Item 1. Business—Sugar Legislation and Other Market Factors” and “—Competition” and “—Overview of the Sugar Industry.”

The market price of refined sugar began to rise in the summer of 2005 in response to tightening supply conditions, as well as reports from some beet processors that they would delay the start of their fall 2005 harvest because of a small crop. The USDA made a series of announcements beginning in mid-August 2005, to increase OAQ, which essentially increased the amount of refined sugar that could be sold from domestic production, and to increase imports of both raw and refined sugar. Hurricane Katrina in late August 2005 and Hurricane Rita in September 2005 added to the already tight supply situation as the severe weather damaged standing cane crops in Louisiana and shuttered key refining capacity. Hurricane Katrina seriously damaged a competitor’s refinery, forcing its closure for more than three months, exacerbating an already tight refined sugar market. Hurricane Wilma struck an important sugar cane producing area in South Central Florida in October 2005, further damaging the domestic crop and temporarily closing two refineries owned by competitors. These tight conditions enabled us and other refined sugar marketers to raise prices and achieve improved margins on spot sales across all markets and on industrial contracts negotiated subsequent to these events. The cost of raw sugar also rose during the fiscal year but generally not by the magnitude of the increase in refined prices.

Increases in beet acreage planting and higher than expected yields, along with favorable weather patterns have significantly eased the supply constraints, and spot refined and new industrial contract prices began to decline late in fiscal 2006. Fiscal 2007 refined prices and volumes, as well as the availability and price of raw sugar are dependent on a number of factors which we cannot predict, including the USDA actions to adjust the import level, the size of the current domestic sugar beet crop, our customers’ reactions to supply changes and the availability of dependable transportation to deliver product to customers.

Results of Operations

Fiscal Year Ended September 30, 2006 compared to Fiscal Year Ended September 30, 2005

Continuing Operations

Net sales increased by 18% in fiscal 2006 compared to fiscal 2005, primarily as a result of increased sales prices.

	Fiscal Year Ended September 30,
	2006	2005
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$922	$783
By-product Sales	21	17
Other	4	4

Net Sales	$947	$804

Sugar sales comprised approximately 97% of our net sales in fiscal 2006 and 2005. Sugar sales volumes and prices were:

	Fiscal Year Ended September 30,
	2006		2005
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	13,203	$32.22	13,111	$27.64
Consumer	8,402	36.57	8,780	32.15
Foodservice	3,958	39.10	3,767	30.14

Domestic Sales	25,563	34.72	25,658	29.55
World/Toll	2,620	13.12	1,946	12.60

Sugar Sales	28,183	$32.71	27,604	$28.36

Net sales increased 17.8% for the twelve months ended September 30, 2006, compared to the same period in the prior year. Domestic sugar volumes were essentially flat for the twelve-month period, while domestic prices increased 17.5%. Higher levels of sales were difficult to achieve in part because of logistical disruptions in the first half of the year. In addition, increased private label competition, including Mexican imports, drove lower consumer volumes. Favorable domestic sugar market conditions were driven by a tight domestic supply during most of fiscal 2006 caused by a smaller domestic sugarbeet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of Gulf Coast hurricanes in calendar 2005 on the cane sugar industry. Hurricanes damaged standing sugar cane crops in both Florida and Louisiana and caused a key competitor’s cane sugar refinery, which produces over 9% of domestic refined sugar, to close from the end of August until it resumed production in early December 2005. Additionally, the active hurricane season caused significant disruption of rail and truck transportation service during the late summer and fall time periods. As a result of these factors, we were able to increase our prices for refined sugar.

A significant portion of our industrial sales are done under fixed price forward sales contracts generally for a year, many of which are on a calendar year basis. Fiscal 2006 industrial contracting with some customers commenced as early as spring 2005, prior to the significant increases in market prices. As a result of these factors, industrial sales prices tend to lag market trends and the increase in industrial sales prices early in the fiscal year was not as robust as the increase in consumer and foodservice prices. We realized rising industrial prices throughout fiscal 2006, as the volume of industrial shipments derived from higher priced contracts booked after market prices began rising in late summer of 2005 increased. This lag effect in realized industrial prices precipitated by contracts written after last summer’s market events largely matured in the second half of fiscal 2006.

Late in fiscal 2006, spot industrial prices and new contract pricing for 2007 declined from the very high levels reached in 2006, due to the restoration of domestic cane refining capacity and USDA estimates of a 15% increase in beet sugar production from the crop which commenced harvest in fall of 2006. Nevertheless, a certain amount of industrial contracts were executed prior to this market softening which will provide for a lag effect as prices decline, similar to the increase experienced last year as prices were rising. We expect that the changing market conditions may also result in lower sales volumes in fiscal 2007.

World sales volume was level for the twelve months ended September 30, 2006 compared to the same period of the prior year while toll volumes increased significantly. Average world/toll prices reflected in the table above increased due to the higher world prices more than offsetting the higher mix of lower priced toll volume.

Gross margin as a percentage of sales for the twelve months ended September 30, 2006, increased to 13.8% compared to 5.3% in the prior year. The increase in our current year’s gross margin percentage is primarily due to increased sugar sales prices, partially offset by higher raw sugar, energy, freight, and manufacturing costs. The increase in domestic sales prices contributed 14.0% to the increase in gross margin. Our cost of domestic raw cane sugar increased from $20.77 per cwt (on a raw market basis) for last year to $21.98 per cwt this year. These higher raw sugar costs decreased our gross margin percentage by 3.3%. The higher cost of world raw sugar in fiscal 2006 more than offset higher world prices resulting in a decrease in gross margin percentage of 0.5%. Energy costs were $7.6 million higher in the current year versus the prior year, amounting to a reduction of gross margin percentage of 0.8% for the twelve months. In addition, fuel costs have increased our transportation costs, which reduced our gross margin percentage 0.6% in fiscal 2006. Sugar manufacturing costs increased in the current fiscal year due primarily to increased costs for fringe benefits, taxes and maintenance. Increased manufacturing costs (excluding energy) negatively impacted gross margin by approximately 0.3% compared to fiscal 2005.

Our sugar manufacturing operations are an energy intensive process, consuming approximately 4.9 million mmbtu of energy in fiscal 2006. Natural gas provides approximately half of the energy for our plants, while the remainder of our energy usage is comprised of coal and fuel oil. We purchased approximately 2.5 million mmbtu of natural gas and our average NYMEX basis cost, after hedging activity, increased to $9.92 per mmbtu in fiscal 2006 compared to $7.06 per mmbtu in 2005. Coal purchased in fiscal 2006 was approximately 2.0 million mmbtu at a price of $3.86 per mmbtu compared to $4.03 per mmbtu in 2005. As of November 30, 2006, we have purchased or hedged approximately 65% of our expected natural gas requirements for fiscal 2007, at an average price of $8.35 per mmbtu. If we purchased the remaining natural gas needs at the current futures market prices, our 2007 natural gas costs would be lower than 2006 levels by $4.1 million.

Selling, general and administrative expense for fiscal 2006 increased $1.0 million or 2% from fiscal 2005, primarily due to higher compensation costs as well as increased advertising and promotion costs, offset in part by decreases in benefit costs. Overall compensation costs increased due to higher incentive compensation, $5.7 million and equity-based compensation, $0.9 million, offset in part by lower salary costs, $1.4 million. Benefit costs were lower in fiscal 2006 as a result of lower medical costs, $2.6 million, as well as decreases in deferred compensation and other benefit costs, $1.6 million. Lower salary and benefit costs resulted largely from staffing reductions subsequent to the Holly sale, as well as reduced medical expenses for current and retired employees. Advertising and promotional spending was up $1.4 million related to promotions for new consumer products. Expenses related to corporate memberships and dues were lower $0.7 million. Additionally, bad debt expense was lower by approximately $0.5 million due to favorable collection experience.

Depreciation expense increased $1.8 million in fiscal 2006 compared to fiscal 2005 because of the depreciation of new capital projects.

During fiscal 2005, we sold various operating related assets, including land and a warehouse in Georgia for a gain of approximately $2.7 million and wastewater rights and emission reduction credits at closed factories for a gain of $0.9 million. We also sold a royalty interest in a coal seam methane gas project for a gain of approximately $1.9 million, which was reported as a non-operating gain on asset sale. No significant asset sales occurred in fiscal 2006. In April 2005, we signed a definitive agreement to sell our former Sugar Land refinery, which has a net book value of $4.5 million, for $7.0 million. The sale, which is expected to close in 2007, is subject to normal due diligence as well as other matters requiring state and local approval, which have delayed closing from its originally expected timing.

Interest expense decreased by $0.8 million in fiscal 2006. Our lower borrowing level in fiscal 2006, as well as reduced interest costs and fees related to the amendment of the bank agreement in December 2004, were the primary reasons for this decrease compared to 2005.

Other income includes interest income, equity earnings in investees and distributions from cost basis investments. The increase compared to prior year consists primarily of a $1.7 million increase in interest income due to higher cash balances and interest rates in fiscal 2006 and interest on the settlement of certain contingencies.

Detail of our provision for income taxes, including a reconciliation to the statutory federal rates, is provided in Note 6 to the Consolidated Financial Statements.

Discontinued Operations

Income from discontinued operations before gain (loss) on disposal in fiscal 2006 was $0.9 million primarily due to resolution of pre-disposal contingencies compared to $0.3 million in fiscal 2005, which includes the results of Holly operations prior to its sale in September 2005.

Fiscal Year Ended September 30, 2005 compared to Fiscal Year Ended September 30, 2004

Continuing Operations

Net sales increased by 2% in fiscal 2005 compared to fiscal 2004, primarily as a result of increased sales volumes which offset lower prices.

	Fiscal Year Ended September 30,
	2005	2004
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$783	$765
By-product Sales	17	17
Other	4	4

Net Sales	$804	$786

Sugar sales comprised approximately 97% of our net sales in fiscal 2005 and 2004. Sugar sales volumes and prices were:

	Fiscal Year Ended September 30,
	2005		2004
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	13,111	$27.64	12,227	$28.23
Consumer	8,780	32.15	9,392	32.18
Foodservice	3,767	30.14	3,034	31.38

Domestic Sales	25,658	29.55	24,653	30.12
World/Toll	1,946	12.60	2,255	9.94

Sugar Sales	27,604	$28.36	26,908	$28.43

An increase in overall sugar sales in fiscal 2005 led to the increase in net revenues. Domestic sugar volume increased by 4.1% in fiscal 2005, primarily as a result of more aggressive industrial and foodservice selling, with increases of 7.2% and 24.2%, respectively. Prices decreased on an overall basis by $0.07 per cwt, or 0.2%, due to overall domestic sales prices, which were 1.9% lower in fiscal 2005 than fiscal 2004. Changes in industrial sugar sales significantly affect our business as they represent approximately half of our sugar sales. Industrial sales prices were down 2.1% for fiscal 2005, reflecting the effects of a highly competitive market early in the year and a large number of fixed price forward contracts that result in sales prices which lag industry trends. Average world/toll sugar prices increased as a result of lower volume of lower priced toll sales.

Our gross margin decreased to 5.3% of sales in fiscal 2005 compared to 8.0% in fiscal 2004, primarily due to lower sales prices along with higher energy, freight and manufacturing costs. These factors were partially offset by lower raw sugar costs. Lower domestic sales prices in fiscal 2005 versus fiscal 2004 contributed to a decrease in gross margin of 1.8%. Energy costs were $8.3 million higher in fiscal 2005 than the prior year, contributing to a decrease in gross margin of 1.0%. Fuel costs also had a negative impact on our transportation costs, which decreased our gross margin 0.5% in fiscal 2005 versus prior year. Manufacturing costs (excluding energy) negatively impacted gross margins by approximately 0.6% and related to increased costs for packaging materials, processing materials and chemicals, pallet costs and fringe benefits. Additionally, we received a sales tax credit in fiscal 2004 under an economic incentive agreement with our Louisiana refinery with no comparable credit in fiscal 2005. Our cost of raw cane sugar decreased from $21.17 per cwt (on a raw market basis) in 2004 to $20.77 per cwt in 2005, which increased gross margin by 1.4%.

We purchased over 2.4 million mmbtu of natural gas and our average cost, after hedging activity, increased to $7.06 per mmbtu in fiscal 2005 compared to $5.04 per mmbtu in 2004. We were able to mitigate some of the impact of the increase in natural gas costs by switching to less expensive alternate fuels where possible. Additionally, other cost elements, such as freight costs, packaging material and chemicals, as well as secondary energy sources such as fuel oil and electricity were adversely affected by the higher energy costs in fiscal 2005.

Selling, general and administrative expense for fiscal 2005 increased $3.7 million or 9.3% from fiscal 2004, primarily due to increased benefits costs and professional services costs, offset by a decrease in overall compensation costs. Compensation costs decreased by $1.4 million in fiscal 2005 due to a decrease in incentive compensation accruals, partially offset by an increase in labor costs due to filling of some open positions from the prior year. Medical, pension and other benefit costs were up from fiscal 2004 by approximately $2.2 million, due to increased staffing levels, pension expenses and deferred compensation costs. Increases in professional services fees, due to Sarbanes-Oxley compliance efforts as well as strategic business initiatives, accounted for $2.2 million of the increase in fiscal 2005. Additionally, increases in company owned life insurance costs were offset by decreased recruiting and legal expenses for the year.

Depreciation expense increased $1.7 million in fiscal 2005 compared to fiscal 2004, primarily due to capital projects placed in service in fiscal 2005 including our new Enterprise Resource Planning system.

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

Other income includes interest income, dividends, royalties and distributions from cost basis investments. The increase of $1.5 million compared to prior year relates primarily to increased equity earnings in investees.

Detail of our provision for income taxes, including a reconciliation to the statutory federal rates, is provided in Note 6 to the Consolidated Financial Statements.

Discontinued Operations

Income from discontinued operations before loss on disposal in fiscal 2005 was a loss of $0.3 million compared to income of $7.4 million in fiscal 2004, primarily because of lower sugar sales prices, higher energy costs and higher unit manufacturing cost, resulting from weather and mechanical interruptions experienced during the sugarbeet processing campaign.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings.

We have a senior secured revolving credit agreement (the “Revolver”) which provides for up to $100 million (subject to a borrowing base) of revolving credit loans. The Revolver, which expires in December 2008, is secured by our cash and temporary investments, accounts receivable, inventory, certain investments and certain property, plant and equipment. Each of our subsidiaries is either a borrower or a guarantor under the facility. The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	enter into sale and leaseback transactions;

•	change our fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

In addition, in the event that our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. As of September 30, 2006, we had letters of credit totaling $25 million outstanding under the Revolver, and had unused capacity of $75 million.

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

Our capital expenditures for the twelve months ended September 30, 2006 were $8.5 million. Capital expenditures in fiscal 2007 are expected to total between $12 and $15 million, of which approximately $8 million relates to normal equipment, product quality and safety improvements and the balance relates to process improvement, packaging and technology investments.

Pension liabilities of $60.0 million, along with an $11.7 million liability for postretirement and post employment medical benefits and deferred compensation liabilities of $9.5 million comprised the substantial portion of the non-current deferred employee benefits and other liabilities at September 30, 2006.

Our contributions to company-sponsored pension plans totaled $2.5 million in fiscal 2006 and are expected to total approximately $1.5 million in fiscal 2007. Based on consultation with our outside actuary, assuming no change in current interest rates and assuming the plans’ assets grow at 8% per year, we estimate that our required contributions under the recently enacted pension reform legislation will approximate $15.3 million in 2008, $12.3 million in 2009, $11.7 million in 2010 and $10.6 million in 2011.

In December 2004, our Board of Directors instituted a regular quarterly dividend of $0.05 per share and increased the quarterly dividend to $0.06 per share in January 2006. In October 2005, the Board of Directors declared a special dividend of $2.50 per share funded from a portion of the proceeds from the sale of Holly, which was paid in November 2005. Additionally, a special dividend of $3.00 per share was declared by our Board of Directors on December 11, 2006, payable January 5, 2007 to shareholders of record on December 26, 2006.

Our sugar production operations require significant working capital. Management believes that the credit facility and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

The following table provides a summary of contractual commitments as of September 30, 2006, for the periods indicated:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Millions of Dollars)
Long-term Debt Payments(1)	$5.4	$3.0	$0.2	$0.2	$2.0
Capital Lease Obligations	—	—	—	—	—
Operating Leases	5.0	1.7	2.8	0.5	—
Purchase Obligations:
Raw Sugar(2)	320.9	320.9	—	—	—
Other(3)	5.1	5.1	—	—	—

Total Purchase Obligations	326.0	326.0	—	—	—
Other Long-term Liabilities Reflected on Balance Sheet Under GAAP(4)	9.2	1.0	1.9	1.8	4.5

Total	$345.6	$331.7	$4.9	$2.5	$6.5

(1)	Including current maturities of long-term debt.
(2)	Includes an estimated price for variably priced raw sugar contracts; actual price paid in the future will vary and such variance may be significant. Does not include raw sugar futures contracts which are not expected to result in actual delivery.
(3)	Includes open purchase orders for the purchase of goods and services issued in the ordinary course of business.
(4)	Includes projected future benefit payments for deferred compensation programs for certain current and former employees.

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

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements for fiscal 2006. The following is a summary of the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Credit Losses: We extend trade credit to customers on substantially all of our sales and are subject to credit risk in the event of non-payment. We provide an allowance for estimated credit losses based on a review of prior loss history, a review of the trend in credit quality statistics about the receivable portfolio such as past due percentages, a review of individual credit extensions and other factors. As of September 30, 2006, the allowance for estimated credit losses, which is reported as a reduction of accounts receivable in the consolidated balance sheet, was $0.9 million. Actual credit losses in the future may vary from this estimate.

Allowance for Trade Promotions and Coupon Redemptions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reduction for the sale of our products to consumers, reimbursement of customer paid advertising and amounts paid to obtain favorable display positions in retailers’ stores. Accruals for trade promotions are recorded at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us or by direct payment to customers. From time to time, we distribute coupons to consumers for our branded retail products, and accrue a liability for the estimated redemption costs based on historical rates. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers and the actual cost of coupon programs is dependent on actual consumer redemption rates. Allowances for trade promotions and coupon redemptions recorded in the balance sheet at September 30, 2006 total $5.4 million. Final determination of trade promotion allowances and coupon redemption may result in adjustments in future periods.

Defined Benefit and Medical Retirement Plans: The plan obligations and related assets of defined benefit and medical retirement plans are presented in Note 7 to the Consolidated Financial Statements. Pension plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined based on consultation with actuaries and are based in part on a number of assumptions we provide. Key assumptions in measuring the plan obligations include the discount rate, retirement rates, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. In determining the discount rate, we use the yield on Moody’s AA rated, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. At September 30, 2006, the actuarial assumption for our plans were: discount rate of 6.45%; long-term rate of return on plan assets of 8%; and healthcare cost trend rate ranging from 5% to 8%. A 1% change in the discount rate would change our recorded retirement obligations by approximately $20 million, while a 1% change in the assumed rate of return on assets would change annual costs by $1.4 million. The impact of changes in healthcare trend rates is described in Note 7 to the Consolidated Financial Statements.

Interim LIFO Accruals: Our raw sugar inventories, which are accounted for on the LIFO basis of accounting, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year end, the estimated replacement cost of the liquidated layers is utilized as the basis of cost of sugar sold from beginning of the year inventory. Changes in the estimated replacement cost are recognized in subsequent interim fiscal periods as they arise. These changes in estimates have no effect on results for the full fiscal year.

Accounting for Income Taxes: Accounting for income taxes requires significant judgment in estimating the probability of the future tax benefit expected to be realized from future tax deductions attributable to temporary differences and loss carryforwards. As described in Note 6 to the Consolidated Financial Statements, we provided a valuation allowance for the tax benefit attributable to capital loss carryforwards, but concluded that future tax benefits of tax deductions from temporary book/tax differences are more likely than not to be realized in future years. The ultimate realization of these tax benefits is dependant on our operations generating sufficient taxable income during the future periods to offset the deductions and carryforwards.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued a number of new accounting standards discussed in Note 1 to the Consolidated Financial Statements. These standards establish additional accounting and disclosure requirements. Management has evaluated, as described in Note 1 to the Consolidated Financial Statements, the effects such requirements will have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the potential impact, if any, of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing the potential impact, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). This statement amends SFAS No.87, Employers’ Accounting for Pensions (SFAS 87), SFAS No.88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88), SFAS No.106, Employers’ Accounting for Postretirement Benefits Other than Pensions (SFAS 106), and SFAS No.132 (revised 2003), Employers’ Disclosure about Pension and Other Postretirement Benefits (SFAS 132R). It requires the recognition of the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in the balance sheet and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the balance sheet date. As permitted, the Company has early-adopted the funded status recognition provisions of SFAS 158 effective September 30, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement date provisions of SFAS 158 in fiscal 2009.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations. Gains and losses on raw sugar futures and options are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period the forecasted purchase occurs. Our derivatives hedging activity is supervised by a senior risk management committee which monitors and reports compliance with our risk management policy to the Audit Committee of the Board of Directors.

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of September 30, 2006.

	Expected Maturity Fiscal 2007	Expected Maturity Fiscal 2008
Domestic Futures Contracts (long positions):
Contract Volumes (cwt)	1,739,000	38,000
Weighted Average Contract Price (per cwt)	$21.71	$21.46
Contract Amount	$37,755,000	$817,000
Weighted Average Fair Value (per cwt)	$21.06	$21.30
Fair Value	$36,639,000	$811,000

	Expected Maturity Fiscal 2007	Expected Maturity Fiscal 2008
World Futures Contracts (net long positions):
Contract Volumes (cwt)	228,000	20,000
Weighted Average Contract Price (per cwt)	$12.31	$12.25
Contract Amount	$2,813,000	$247,000
Weighted Average Fair Value (per cwt)	$11.80	$11.98
Fair Value	$2,697,000	$242,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At September 30, 2005, our domestic futures position was a net long position of 2.3 million cwt at an average contract price of $20.92 and an average fair value price of $21.04. Our world futures position at September 30, 2005 was a net long position of 0.2 million cwt at an average contract price of $9.70 and an average fair market value of $11.02.

The information in the table below presents our natural gas futures positions outstanding as of September 30, 2006.

Expected Maturity Fiscal 2007
Futures Contracts (long positions):
Contract Volumes (mmbtu)	940,000
Weighted Average Contract Price (per mmbtu)	$8.91
Contract Amount	$8,375,000
Weighted Average Fair Value (per mmbtu)	$7.26
Fair Value	$6,828,000

At September 30, 2005, our natural gas futures position was a long position of 0.9 million mmbtu with an average contract price of $10.49 and an average fair value price of $13.10.

At September 30, 2006 and 2005, we had no financial instruments which were sensitive to interest rate changes.

ITEM 8.	Financial Statements and Supplementary Data

See the index of financial statements and financial statement schedules under “Item 15. Exhibits, Financial Statement Schedules.”

Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

	Fiscal Year 2006
	Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Net Sales	$253,986	$221,264	$231,294	$240,279
Gross Margin	32,333	25,284	35,656	37,179
Income from Continuing Operations	11,051	7,132	14,773	15,456
Income from Discontinued Operations	935	—	437	275
Net Income	11,986	7,132	15,210	15,731
Earnings Per Share:
Income from Continuing Operations:
Basic	$1.05	$0.65	$1.31	$1.39
Diluted	0.98	0.63	1.26	1.34
Income from Discontinued Operations:
Basic	$0.09	—	$0.04	$0.02
Diluted	0.08	—	0.04	0.02
Net Income:
Basic	$1.14	$0.65	$1.35	$1.41
Diluted	1.06	0.63	1.30	1.36
Cash Dividends Paid	$2.55	$0.06	$0.06	$0.06

	Fiscal Year 2005
	Quarter Ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Net Sales	$214,706	$171,492	$191,025	$226,551
Gross Margin	15,188	8,423	7,882	10,750
Income (Loss) from Continuing Operations	4,000	(2,534)	(4,153)	(2,756)
Income (Loss) from Discontinued Operations	2,543	1,460	(342)	(17,526)
Net Income (Loss)	6,543	(1,074)	(4,495)	(20,282)
Earnings Per Share:
Income (Loss) from Continuing Operations:
Basic	$0.39	$(0.24)	$(0.39)	$(0.26)
Diluted	0.36	(0.24)	(0.39)	(0.26)
Income (Loss) from Discontinued Operations:
Basic	$0.24	$0.14	$(0.04)	$(1.66)
Diluted	0.23	0.14	(0.04)	(1.66)
Net Income (Loss):
Basic	$0.63	$(0.10)	$(0.43)	$(1.92)
Diluted	0.59	(0.10)	(0.43)	(1.92)
Cash Dividends Paid	$—	$0.05	$0.05	$0.05

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting as of September 30, 2006 can be found on page 35 of the Financial Section of this report.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2006, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 36 of the Financial Section of this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

ITEM 13.	Certain Relationships and Related Transactions

ITEM 14.	Principal Accountant Fees and Services

Information regarding our executive officers is included in Part I of this report. The other information required by Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2006, and is incorporated in this report by reference.

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

*4(a)	Rights Agreement dated as of December 31, 2002 between the Company and The Bank of New York (previously filed as Exhibit 4(a) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

*4(b)	Warrant Agreement dated as of August 28, 2001 between Imperial Sugar Company and The Bank of New York, as warrant agent (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated September 12, 2001 (File No. 001-10307) and incorporated herein by reference).

*4(c)(1)	Registration Rights Agreement dated as of August 28, 2001, by and among Imperial Sugar Company and the parties listed on the signature page thereto (previously filed as Exhibit 4(d) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 2001 (the “2001 Form 10-K”) and incorporated herein by reference).

*4(c)(2)	Amendment to Registration Rights Agreement dated as of March 28, 2006, by and among Imperial Sugar Company and the parties listed on the signature page thereto (previously filed as Exhibit 4(e) to Imperial Sugar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 31, 2006 Form 10-Q”) and incorporated herein by reference).

*10(a)(1)	Specimen of Employment Agreement (Form A) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(1) to the 2001 Form 10-K and incorporated herein by reference).

*10(a)(2)	Specimen of Employment Agreement (Form B) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(3) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(a)(3)	Schedule of Employment Agreements.

*10(a)(4)	Amendment to Employment Agreement of William F. Schwer (previously filed as Exhibit 10.3 to Imperial Sugar’s Current Report on Form 8-K dated December 19, 2005 (File No. 000-16674) and incorporated herein by reference).

Exhibit No.	Document
*10(a)(5)	Amendment to Employment Agreement of Robert A. Peiser (previously filed as Exhibit 10.2 to Imperial Sugar’s Current Report on Form 8-K dated December 19, 2005 (File No. 000-16674) and incorporated herein by reference).

*10(a)(6)	Specimen of Change in Control and Severance Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(5) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(a)(7)	Schedule of Change in Control and Severance Agreements.

*10(a)(8)	Specimen of Change in Control Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(7) to Imperial Sugar’s 2002 Form 10-K and incorporated herein by reference).

10(a)(9)	Schedule of Change in Control Agreements.

*10(b)(1)	Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (previously filed as Exhibit 10(b)(1) to Imperial Sugar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the “September 1994 Form 10-Q”) and incorporated herein by reference).

*10(b)(2)	Specimen of Imperial Sugar’s Salary Continuation Agreement entered into with W.F. Schwer (previously filed as Exhibit 10(b)(3) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(c)(1)	Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (previously filed as Exhibit 10(c)(1) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(c)(2)	Specimen of Imperial Sugar’s Benefit Restoration Agreement entered into with W.F. Schwer (previously filed as Exhibit 10(c)(2) to the September 1994 Form 10-Q and incorporated herein by reference).

*10(d)	Imperial Holly Corporation Retirement Plan For Non-employee Directors (previously filed as Exhibit 10(j) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

*10(e)(1)	Long-Term Incentive Plan of Reorganized Imperial Sugar Company (previously filed as Exhibit 10(f) to the 2001 Form 10-K and incorporated herein by reference).

*10(e)(2)	Specimen of Imperial Sugar Company Long Term Incentive Plan Non Qualified Stock Option Award Agreement (previously filed as Exhibit 10(e)(2) to Imperial Sugar’s Annual Report on Form 10-K for the year ended September 30, 2005 (the “2005 Form 10-K”) and incorporated herein by reference).

*10(e)(3)	Specimen of Stock Appreciation Rights Agreement (previously filed as Exhibit 10(e)(3) to the 2005 Form 10-K and incorporated herein by reference).

*10(f)(1)	Amended and Restated Credit Agreement dated as of December 1, 2004 among the financial institutions named therein, as lenders, Bank of America, N.A., as administrative agent, and Imperial Sugar Company (previously filed as an Exhibit to Imperial Sugar’s Current Report on Form 8-K dated December 1, 2004 and incorporated by reference herein).

*10(f)(2)	Omnibus Amendment to Credit Agreement dated January 1, 2006 by and among Bank of America , N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4(b)(1) to the March 2006 Form 10-Q and incorporated herein by reference).

Exhibit No.	Document
*10(f)(3)	Second Amendment to Credit Agreement dated March 15, 2006 by and among Bank of America , N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4(b)(2) to the March 2006 Form 10-Q and incorporated herein by reference).

*10(g)	Stock and Asset Purchase Agreement, dated as of August 16, 2005, by and between Imperial Sugar Company, Ragus Holdings, Inc. and Southern Minnesota Beet Sugar Cooperative (previously filed as Exhibit 10 to Imperial Sugar’s Current Report on Form 8-K and filed August 19, 2005 and incorporated herein by reference).

10(h)	Summary of Imperial Sugar Company Management Incentive Plan for fiscal 2006 and 2007.

14	Code of ethics.

21	Subsidiaries of Imperial Sugar Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2006.

IMPERIAL SUGAR COMPANY

By:	/s/ ROBERT A. PEISER
Robert A. Peiser
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2006.

Signature	Title

/s/ ROBERT A. PEISER Robert A. Peiser	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ H.P. MECHLER H. P. Mechler	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES J. GAFFNEY James J. Gaffney	Chairman of the Board of Directors

/s/ CURTIS G. ANDERSON Curtis G. Anderson	Director

/s/ GAYLORD O. COAN Gaylord O. Coan	Director

/s/ YVES-ANDRE ISTEL Yves-Andre Istel	Director

/s/ ROBERT J. MCLAUGHLIN Robert J. McLaughlin	Director

/s/ DAVID C. MORAN David C. Moran	Director

/s/ JOHN K. SWEENEY John K. Sweeney	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including Imperial Sugar Company’s principal executive officer and principal financial and accounting officer, is responsible for establishing and maintaining adequate internal control over Imperial Sugar Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Sugar Company’s internal control over financial reporting was effective as of September 30, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2006, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Robert A. Peiser	/s/ H.P. Mechler
Robert A. Peiser	H.P. Mechler
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Imperial Sugar Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006 of the Company and our report dated December 11, 2006 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE, LLP

Houston, Texas

December 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flow for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE, LLP

Houston, Texas

December 11, 2006

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$56,250	$49,179
Marketable Securities	308	310
Accounts Receivable—Net	54,192	52,233
Inventories:
Finished Products	53,118	34,977
Raw and In-Process Materials	72,844	51,627
Supplies	11,037	9,043

Total Inventory	136,999	95,647
Deferred Costs and Prepaid Expenses	7,526	12,037
Assets Held for Sale	4,791	4,625

Total Current Assets	260,066	214,031
Other Investments	2,826	2,303
Property, Plant and Equipment—Net	90,449	96,818
Deferred Income Taxes—Net	15,073	40,338
Other Assets	2,729	6,301

Total	$371,143	$359,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable—Trade	$67,574	$69,142
Current Maturities of Long-Term Debt	2,665	2,346
Other Current Liabilities	30,214	23,386

Total Current Liabilities	100,453	94,874

Long-Term Debt—Net of Current Maturities	1,500	4,361
Deferred Employee Benefits and Other Liabilities	83,305	111,084
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,292,449 and 10,561,017 Shares Issued and Outstanding at September 30, 2006 and 2005	117,161	110,450
Retained Earnings	101,841	80,693
Accumulated Other Comprehensive Loss	(33,117)	(41,671)

Total Shareholders’ Equity	185,885	149,472

Total	$371,143	$359,791

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005	2004
	(In Thousands of Dollars, Except Share and Per Share Amounts)
Net Sales	$946,823	$803,774	$785,895

Cost of Sales	816,371	761,532	723,330
Selling, General and Administrative Expense	44,149	43,123	39,439
Depreciation and Amortization	14,499	12,739	11,051
Loss (Gain) on Operating Asset Dispositions	116	(2,931)	266

Total Costs and Expenses	875,135	814,463	774,086

Operating Income (Loss)	71,688	(10,689)	11,809
Interest Expense	(2,156)	(2,909)	(5,808)
Change in Fair Value of Interest Rate Swaps	—	—	138
Gain on Non-Operating Asset Dispositions	—	1,854	—
Other Income—Net	4,166	3,683	2,139

Income (Loss) from Continuing Operations Before Income Taxes	73,698	(8,061)	8,278
Provision (Benefit) for Income Taxes	25,286	(2,618)	758

Income (Loss) from Continuing Operations	48,412	(5,443)	7,520
Income (Loss) from Discontinued Operations	1,647	(13,865)	7,444

Net Income (Loss)	$50,059	$(19,308)	$14,964

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$4.44	$(0.52)	$0.73
Income (Loss) from Discontinued Operations	0.15	(1.32)	0.73

Net Income (Loss)	$4.59	$(1.84)	$1.46

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$4.31	$(0.52)	$0.69
Income (Loss) from Discontinued Operations	0.14	(1.32)	0.69

Net Income (Loss)	$4.45	$(1.84)	$1.38

Weighted Average Shares Outstanding:
Basic	10,905,153	10,484,399	10,234,958

Diluted	11,239,699	10,484,399	10,844,333

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands of Dollars)
BALANCE September 30, 2003	10,047,500	$96,414	$86,610	$(61,611)	$121,413
Comprehensive Income:
Net Income			14,964		14,964
Change in Unrealized Securities Gains (Net of Tax of $5)				(10)	(10)
Change in Derivative Fair Value (Net of Tax of $826)				(1,534)	(1,534)
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $1,020)				1,897	1,897
Change in Minimum Pension Liability (Net of Tax of $2,736)				5,080	5,080
Reversal of Valuation Allowance for Deferred Tax Asset				21,564	21,564

Total Comprehensive Income					41,961
Reversal of Pre-fresh Start Valuation Allowance for Deferred Tax Asset		3,407			3,407
Tax Benefit Realized from Net Deferred Tax Asset		6,996			6,996
Stock Options Exercised	326,200	2,424			2,424

BALANCE September 30, 2004	10,373,700	109,241	101,574	(34,614)	176,201
Comprehensive Income:
Net Loss			(19,308)		(19,308)
Change in Unrealized Securities Gains (Net of Tax of $7)				11	11
Change in Derivative Fair Value (Net of Tax of $2,997)				5,175	5,175
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $1,304)				(2,252)	(2,252)
Change in Minimum Pension Liability (Net of Tax of $12,371)				(18,908)	(18,908)
Recognition of Pension Liability in Sale of Discontinued Operations (Net of Tax of $5,166)				8,917	8,917

Total Comprehensive Loss					(26,365)
Dividends			(1,573)		(1,573)
Stock Options Exercised and Restricted Stock Grants	187,317	1,209			1,209

BALANCE September 30, 2005	10,561,017	110,450	80,693	(41,671)	149,472
Comprehensive Income:
Net Income			50,059		50,059
Change in Unrealized Securities Gains (Net of Tax of $1)				(2)	(2)
Change in Derivative Fair Value (Net of Tax of $2,925)				(5,326)	(5,326)
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $27)				(50)	(50)
Change in Minimum Pension Liability (Net of Tax of $5,071)				8,358	8,358
Adjustments to Initially Apply FAS158 Related to Pension & Other Postretirements Benefits (Net of Tax of $3,195)				5,574	5,574

Total Comprehensive Income					58,613
Dividends			(28,911)		(28,911)
Stock Options and Warrants Exercised and Restricted Stock Grants	746,315	6,843			6,843
Shares Canceled	(14,883)	(132)	0	0	(132)

BALANCE September 30, 2006	11,292,449	$117,161	$101,841	$(33,117)	$185,885

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended September 30,
	2006	2005	2004
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$50,059	$(19,308)	$14,964
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	14,499	12,739	11,159
Deferred Income Taxes	19,952	2,618	758
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	(77)	(3,556)	1,897
Cash Paid (Received) on Change in Fair Value of Derivative Instruments	(8,251)	8,172	(1,534)
Change in Fair Value of Interest Rate Swaps	—	—	(138)
Loss (Gain) on Asset Dispositions	116	(4,785)	328
Loss (Gain) on Disposal of Discontinued Operations	(712)	13,596	—
Loss (Income) from Discontinued Operations	(935)	269	(7,444)
Excess Tax Benefits from Stock-Based Compensation	(3,368)	—	—
Other	(42)	973	2,524
Changes in Operating Assets and Liabilities (Excluding Operating Assets and Liabilities Sold in Dispositions):
Accounts Receivable	341	825	2,361
Inventories	(41,352)	(1,227)	9,973
Deferred Costs and Prepaid Expenses	4,511	(7,243)	1,696
Accounts Payable—Trade	(1,568)	9,709	(7,922)
Other Liabilities	5,833	(33,679)	(11,521)

Net Cash Provided by (Used in) Continuing Operations	39,006	(20,897)	17,101
Net Cash Provided by Discontinued Operations	1,285	21,996	5,958

Net Cash Provided by Operations	40,291	1,099	23,059

Investing Activities:
Capital Expenditures—Continuing Operations	(8,462)	(10,780)	(14,138)
Capital Expenditures—Discontinued Operations	—	(3,628)	(4,121)
Investment in Marketable Securities	(366)	(1,149)	(1,649)
Proceeds from Maturity of Marketable Securities	366	1,389	2,199
Proceeds from Sales of Assets	10	6,448	3,874
Proceeds from Sales of Discontinued Operations, Including Collection of Escrow	229	59,088	—
Proceeds from Collection of Note Receivable	—	—	13,081
Other	(83)	77	95

Investing Cash Flow	(8,306)	51,445	(659)

Financing Activities:
Short-Term Borrowings—Net	—	—	(3,097)
Borrowings (Repayment) of Revolving Credit—Net	—	(3,250)	3,250
Repayment of Long-Term Debt	(2,369)	(2,084)	(28,709)
Cash Dividends	(28,835)	(1,573)	—
Stock Option Proceeds	2,922	1,028	2,424
Excess Tax Benefits from Stock-Based Compensation	3,368	—	—

Financing Cash Flow	(24,914)	(5,879)	(26,132)

Increase (Decrease) in Cash and Temporary Investments	7,071	46,665	(3,732)
Cash and Temporary Investments, Beginning of Period	49,179	2,514	6,246

Cash and Temporary Investments, End of Period	$56,250	$49,179	$2,514

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006, 2005, and 2004

1. ACCOUNTING POLICIES

The Company

The consolidated financial statements include the accounts of Imperial Sugar Company and its wholly owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products. The Company sold its Holly Sugar subsidiary (“Holly”) a beet sugar processor, in September 2005 and has reported the results of that business as discontinued operations.

Business Risks

The Company is significantly affected by market factors, including demand for and price of refined sugar and raw cane sugar and the price and availability of energy. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally through the limitations on importation of raw cane sugar for domestic consumption and marketing allotments.

A significant portion of the Company’s industrial sales are made under fixed price, forward sales contracts, which generally extend up to one year and occasionally longer. The Company also contracts to purchase raw cane sugar substantially in advance of the time it delivers the refined sugar produced from the purchase. To mitigate its exposure to future price changes, the Company attempts to manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar contracted for future receipt and utilizes traded raw sugar futures, when feasible.

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

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

Inventories

Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in, first-out (“LIFO”) method. All other costs are determined under the first-in, first-out (“FIFO”) or average method. LIFO inventory at September 30, 2006 is approximately $7.0 million lower than would be reported on the FIFO inventory valuation method. Supplies inventory includes operating and packaging supplies as well as maintenance parts utilized in the Company’s manufacturing operations.

Revenue Recognition

The Company recognizes revenues when products are shipped under contract terms or approved purchase orders at stated prices and all significant obligations of the Company have been satisfied. Risk of loss passes at time of shipment. Provisions are made for estimated returns and estimated credit losses.

Hedge Accounting

The Company uses raw sugar futures and options in its raw sugar purchasing programs and uses natural gas futures, options and basis swaps to hedge natural gas purchases used in its manufacturing operations. The Company applies the hedge accounting provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity, for these cash flow hedge instruments. Eligible gains and losses on raw sugar futures and options are deferred and recognized as part of the cost of inventory purchases and charged or credited to cost of sales as such inventory is sold. Eligible gains and losses on natural gas futures, options and basis swaps are deferred and recognized as part of the cost of the natural gas purchases and charged to cost of sales in the period the forecasted purchase occurs.

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

Depreciation is provided principally on the straight-line method over the estimated service lives of the assets. In general, buildings are depreciated over 10 to 20 years, machinery, equipment and software over 3 to 15 years.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

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

Stock-Based Compensation

The Company adopted the provisions of the revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123R) in fiscal 2006. SFAS 123R requires that companies recognize compensation expense for awards of equity instruments based on the grant date fair value of those awards.

Environmental Matters

The Company provides for environmental remediation costs based on estimates of known environmental remediation exposure when such amounts are probable and estimable. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Capital costs incurred to prevent future environmental contamination are capitalized.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the potential impact, if any, of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measure on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing the potential impact, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). This statement amends SFAS No.87, Employers’ Accounting for Pensions (SFAS 87), SFAS No.88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88), SFAS No.106, Employers’ Accounting for Postretirement Benefits Other than Pensions (SFAS 106), and SFAS No.132 (revised 2003), Employers’ Disclosure about Pension and Other Postretirement Benefits (SFAS 132R). It requires the recognition of the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in the balance sheet and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the balance sheet date. As permitted, the Company has early-adopted the funded status recognition provisions of SFAS 158 effective September 30, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement date provisions of SFAS 158 in fiscal 2009.

2. MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company’s marketable securities at September 30, 2006 and 2005 consisted of U.S. Government securities, maturing in 2007, which are pledged to secure certain insurance obligations.

Other investments at September 30, 2006 and 2005 consisted principally of a limited partnership interest in a company which owns an interest in a fuel oil terminal in the Port of Houston and the Company’s minority interest in an organic sweetener business.

3. ACCOUNTS RECEIVABLE

Accounts receivable are reported net of an allowance for credit losses of $0.9 million at September 30, 2006 and $1.0 million at September 30, 2005. The provision for credit losses charged to selling, general and administrative expenses was a credit of $0.1 million in fiscal 2006 and a charge of $0.5 million and $0.1 million in fiscal 2005 and 2004, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands of dollars):

	September 30,
	2006	2005
Land	$3,340	$2,697
Buildings, Machinery and Equipment	137,158	130,737
Construction in Progress	3,625	4,748

Total	144,123	138,182
Less Accumulated Depreciation	(53,674)	(41,364)

Property, Plant and Equipment—Net	$90,449	$96,818

At September 30, 2006, the Company classified two former production properties as Assets Held for Sale, one of which was included in Property, Plant and Equipment at September 30, 2005. Each property is subject to a definitive agreement for sale which is expected to close in fiscal 2007, resulting in aggregate proceeds of approximately $8 million.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

5. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	September 30,
	2006	2005
Senior Bank Revolving Credit Loans	—	—
Industrial Revenue Bonds	$1,500	$1,500
Non-interest Bearing Notes	2,665	5,207

Total Long-term Debt	4,165	6,707
Less Current and Deemed Current Maturities	2,665	2,346

Long-term Debt, Net	$1,500	$4,361

The Company has a senior secured revolving credit facility (“Revolver”) providing for loans of up to $100 million (subject to a borrowing base). This facility is used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The Revolver matures on December 31, 2008 and will have no financial covenants so long as average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) exceeds $20 million; otherwise a minimum EBITDA test would apply. The Revolver limits the Company’s ability to pay dividends if average total liquidity, after adjustment on a pro forma basis for such payment, is less than $20 million. Average total liquidity during fiscal 2006 was $113 million. The facility is secured by the Company’s cash and temporary investments, accounts receivable, inventory, certain investments and certain plant, property, and equipment. All subsidiaries of the Company are borrowers or guarantors under the facility.

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

Non-interest bearing notes were issued in 2001 to certain former employees and directors who were participants in non-qualified pension and deferred compensation plans. The notes require quarterly payments aggregating $0.7 million through August 2007. The notes have been recorded on a discounted basis at a 12% rate of interest.

Aggregate scheduled maturities of long-term debt at September 30, 2006, is as follows (in thousands of dollars):

	Senior Bank Debt	Other	Total
Fiscal 2007	—	$2,665	$2,665
Fiscal 2008	—	—	—
Fiscal 2009	—	—	—
Fiscal 2010	—	—	—
Fiscal 2011	—	—	—
Thereafter	—	1,500	1,500

	—	$4,165	$4,165

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

Cash paid for interest on short and long-term debt was $1.6 million, $2.2 million and $3.3 million for the years ended September 30, 2006, 2005 and 2004, respectively. Interest capitalized as part of the cost of constructing assets was $0.1 million, $0.2 million and $0.4 million for the years ended September 30, 2006, 2005 and 2004, respectively.

6. INCOME TAXES

The components of the consolidated income tax provision (benefit) from continuing operations, were as follows (in thousands of dollars):

	Year Ended September 30,
	2006	2005	2004
Federal:
Current	$4,589	$—	$—
Deferred	21,051	(2,391)	2,399
State:
Current	745	—	276
Deferred	724	(227)	—

Total Before Valuation Allowance	27,109	(2,618)	2,675
Valuation Allowance	(1,823)	—	(1,917)

Total	$25,286	$(2,618)	$758

The consolidated income tax provision from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company’s income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

	Year Ended September 30,
	2006	2005	2004
Income Taxes Computed at the Statutory Federal Rate	$25,793	$(2,840)	$2,897
State Income Taxes, Net of Federal Benefit	1,469	(227)	180
Other	(153)	449	(402)
Valuation Allowance	(1,823)	—	(1,917)

Total	$25,286	$(2,618)	$758

Income taxes paid were $1.2 million, $0.1 million and $0.3 million in fiscal 2006, 2005 and 2004, respectively.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

The tax effects of temporary differences which give rise to the Company’s deferred tax assets and liabilities were as follows (in thousands of dollars):

	September 30, 2006			September 30, 2005
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Inventory Valuation Differences	$—	$(4,886)	$(4,886)	$—	$(4,867)	$(4,867)
Accruals Not Currently Deductible	1,244	—	1,244	1,463	—	1,463
Other	2,717	—	2,717	225	—	225

Total Current	3,961	(4,886)	(925)	1,688	(4,867)	(3,179)

Noncurrent:
Depreciable Asset Basis Differences	—	(13,328)	(13,328)	—	(12,883)	(12,883)
Pensions	19,606	—	19,606	28,927	—	28,927
Accruals Not Currently Deductible	10,286	—	10,286	10,873	—	10,873
Operating Loss Carryforwards	1,000	—	1,000	17,512	—	17,512
Capital Loss Carryforwards	15,831	—	15,831	18,130	—	18,130
Other	—	(1,566)	(1,566)	—	(912)	(912)

Total Noncurrent	46,723	(14,894)	31,829	75,442	(13,795)	61,647

Total	$50,684	$(19,780)	30,904	$77,130	$(18,662)	58,468

Valuation Allowance			(15,831)			(18,130)

Net			$15,073			$40,338

The Company utilized all of its federal net operating loss (“NOL”) carryforwards of $53.2 million in fiscal 2006. The Company has a capital loss carryforward of $45.2 million, which expires in 2010 and has provided a valuation allowance for the full amount of the capital loss carryforward as the Company believes that the capital loss is more likely than not to expire unrealized.

Previously, a valuation allowance reduced deferred tax assets to the amount that the Company believed was most likely to be realized. In fiscal 2004, the Company concluded that a valuation allowance for the net deferred tax asset balance was no longer required and reversed the remaining balance in fiscal 2004. The reversal of the valuation allowance resulted in a reduction of current income tax expense of $1.9 million for the post-fresh start portion and an adjustment of $21.5 million to accumulated other comprehensive income. The remaining $10.4 million of the reversal related to the pre-fresh start period was recorded as a credit to common stock, in accordance with fresh start accounting requirements.

7. PENSION AND OTHER BENEFIT PROGRAMS

Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

Substantially all of the Company’s employees are covered by retirement plans. In 2003, the Company froze the benefits under the salaried pension plan and the sale of Holly in 2005 resulted in reductions in future pension obligations. Retirement benefits are primarily a function of years of service and the employee’s compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains and losses over the remaining service periods. Additionally, the Company previously provided a supplemental non-qualified, unfunded pension plan for certain

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

officers whose benefits under the qualified plan are limited by federal tax law as well as a non-qualified retirement plan for non-employee directors, which provided benefits based upon years of service as a director and the retainer in effect at the date of a director’s retirement. Certain of the Company’s employees are covered by benefit plans that provide postretirement health care and life insurance benefits to employees who meet the applicable eligibility requirements. The Company’s actuary prepares a valuation as of a June 30 measurement date each year.

The Company adopted the funded status recognition provisions of SFAS 158 effective September 30, 2006. The following table illustrates the incremental effect on individual line items of applying this standard (in thousands of dollars):

	Incremental Effects of Applying SFAS 158 On Individual Line Items in the Consolidated Balance Sheet
	September 30, 2006
	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Assets:
Deferred Income Taxes—Net	$18,267	$(3,194)	$15,073
Other Assets	3,715	(986)	2,729

Liabilities and Shareholders’ Equity:
Other Current Liabilities	28,543	1,671	30,214
Deferred Employee Benefits and Other Liabilities	94,730	(11,425)	83,305
Accumulated Other Comprehensive Loss	38,691	(5,574)	33,117

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

The following tables present the benefit obligations, changes in plan assets, the funded status of the pension and postretirement benefits plans and the assumptions used (in thousands of dollars):

	Pension Benefits
	Year Ended September 30,
	2006	2005	2004
Change in Benefit Obligation:
Benefit Obligation at Beginning of Measurement Period	$223,505	$240,751	$247,116
Service Cost	772	709	1,300
Interest Cost	11,279	11,930	14,317
Amendments	—	212	311
Actuarial (Gain)/Loss	(18,958)	29,153	(3,151)
Disposition of Business Units	—	(43,214)	—
Expenses Paid	(736)	(1,387)	(1,516)
Benefits Paid	(14,207)	(14,649)	(17,626)
Curtailment and Other	275	—	—

Benefits Obligation at End of Measurement Period	$201,930	$223,505	$240,751

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Measurement Period	$126,203	$158,555	$155,165
Actual Return on Plan Assets	5,447	9,058	19,159
Employer Contribution	22,568	4,819	3,373
Disposition of Business Units	—	(30,193)	—
Expenses Paid	(736)	(1,387)	(1,516)
Benefits Paid	(14,207)	(14,649)	(17,626)

Fair Value of Plan Assets at End of Measurement Period	$139,275	$126,203	$158,555

Funded Status at End of Measurement Period	$(62,655)	$(97,301)	$(82,196)
Adjustment for Fourth Quarter Contributions	1,888	22,000	5,459

Funded Status at September 30	$(60,767)	$(75,301)	$(76,737)

Items Not Yet Recognized as a Component of Net Periodic Pension Costs:
Net Actuarial Loss	$57,130	$70,964	$53,750
Prior Service Cost	986	1,210	1,411

Total	$58,116	$72,174	$55,161

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

	Postretirement Benefits Other Than Pensions
	Year Ended September 30,
	2006	2005	2004
Change in Benefit Obligation:
Benefit Obligation at Beginning of Measurement Period	$21,755	$20,173	$17,718
Service Cost	14	12	21
Interest Cost	782	1,208	1,020
Amendments	(8,155)	—	(3,305)
Actuarial (Gain)/Loss	(3,637)	1,487	6,746
Benefits Paid	(1,016)	(1,125)	(2,027)

Benefits Obligation at End of Measurement Period	$9,742	$21,755	$20,173

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Measurement Period	—	—	—
Employer Contribution	$1,016	$1,125	$2,027
Benefits Paid	(1,016)	(1,125)	(2,027)

Fair Value of Plan Assets at End of Measurement Period	$—	$—	$—

Funded Status at End of Measurement Period	$(9,742)	$(21,755)	$(20,173)
Adjustment for Fourth Quarter Contributions	160	206	574

Funded Status at September 30	$(9,582)	$(21,549)	$(19,599)

Item Not Yet Recognized as a Component of Net Periodic Benefit Cost:
Net Actuarial Loss	$9,291	$13,689	$12,900
Prior Service Cost	(19,309)	(12,615)	(13,676)

Total	$(10,018)	$1,074	$(776)

The assumptions used and the annual cost related to these plans consist of the following:

	Year Ended September 30,
	2006	2005	2004
Pension Benefits
Weighted-average Assumptions:
Discount Rate	6.45%	5.15%	6.25%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Rate of Compensation Increase	5.0%	5.0%	4.0-5.0%
Components of Net Periodic Benefit Cost of Company-sponsored Plans:
Service Cost	$772	$709	$1,300
Interest Cost	11,279	11,930	14,317
Expected Return on Plan Assets	(12,155)	(11,503)	(14,840)
Amortization of Prior Service Cost	111	102	103
Recognized Actuarial (Gain)/Loss	1,584	168	458
Recognized Curtailment Gain	388	—	—

Total Pension Cost	$1,979	$1,406	$1,338

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

	Year Ended September 30,
	2006	2005	2004
Postretirement Benefits Other Than Pensions
Discount Rate Assumptions	6.45%	5.15%	6.25%
Components of Net Periodic Benefit Cost:
Service Cost	$13	$12	$21
Interest Cost	599	1,208	1,020
Amortization of Prior Service Cost	(1,594)	(1,061)	(848)
Recognized Actuarial Loss	552	699	321

Net Periodic Benefit Cost (Credit)	$(430)	$858	$514

Aggregated accumulated benefit obligations for all plans were $201.4 million and $222.8 million at September 30, 2006 and 2005, respectively. Accumulated benefit obligations were in excess of plan assets for all plans for both periods.

The reduction of participants in the Company’s salaried pension plan resulting from the sale of Holly in September 2005 was accounted for as a curtailment in fiscal 2006. Pension plan contributions, which are based on regulatory requirements, totaled $2.5 million and $22.5 million during fiscal 2006 and 2005; contributions during fiscal 2007 are expected to be approximately $1.5 million.

The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2006 was 8% for 2006. The rate was assumed to decrease gradually to 5% for 2012 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands of Dollars)
Effect on Total Service and Interest Cost Components	$47	$(41)
Effect on Postretirement Benefit Obligation	404	(359)

The Company amended its post retirement medical plan to eliminate prescription drug coverage effective January 1, 2006. This amendment was accounted for as a plan modification in fiscal 2006.

Plan assets of the Company sponsored defined benefit pension plans at September 30, 2006 were invested in marketable securities. The Company’s plan assets were allocated as follows:

	September 30, 2006		September 30, 2005
Asset Category	Actual	Target	Actual	Target
Intermediate Fixed Income	30%	30%	27%	30%
Large Cap Equity	16%	25%	24%	25%
Mid Cap Equity	19%	17.5%	18%	17.5%
Small Cap Equity	21%	17.5%	19%	17.5%
Hedge Fund	6%	5%	5%	5%
Real Estate Fund	6%	5%	5%	5%
Cash and Other	2%	—	2%	—

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year Ending September 30,	Pension Benefits	Post Retirement Benefits Other Than Pensions
2007	$14,585	$918
2008	14,240	908
2009	14,340	889
2010	14,574	876
2011	14,796	869
Next Five Years	77,853	4,072

The assumed rate of return is based on the results of historical statistical return studies conducted by the Company’s advisors.

401(k) Plans

Substantially all of the employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amount charged to expense for these plans was $1.2 million, $1.6 million and $1.8 million for the years ended September 30, 2006, 2005 and 2004, respectively.

8. SHAREHOLDERS’ EQUITY

At September 30, 2006, the Company had outstanding warrants to purchase an aggregate of 1,049,738 shares of the Company’s common stock, which expire in August 2008. The exercise price of the warrants is $28.99 per share, and the warrant holders have the right to receive accumulated cash dividends totaling $2.94 per share upon exercise, resulting in an effective exercise price of $26.05 per share. During fiscal 2006, 61,373 warrants were exercised or canceled.

9. STOCK-BASED COMPENSATION

The Company has a long-term incentive plan which provides for the granting of incentive awards in the form of stock options, restricted stock, stock appreciation rights (SARs), cash award performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. The plan authorizes the granting of up to 2,284,568 shares of common stock. As of September 30, 2006, shares available for future grants totaled 337,132.

Stock Options

Stock options granted to date have an exercise price equal to the fair market value of the shares of the Company’s common stock at the date of grant. Options become exercisable in annual increments over a three-year period from grant date and expire ten years from date of grant.

Effective October 1, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective method. The revised statement requires that companies recognize compensation expense for awards of equity instruments based on the grant date fair value of those awards. In fiscal 2006, the Company recorded compensation expense of $0.5 million for stock options based on the methods and assumptions noted below.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

Prior to October 1, 2005, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company measured its stock-based compensation cost using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In accordance with APB 25, no compensation expense was recognized for stock options. Compensation expense was, however, recognized for restricted stock awards. The Company’s reported net income and earnings per share in 2005 and 2004 would have been different had compensation cost for stock options been determined using the fair value method of accounting as shown in the pro forma amounts below (in thousands, except per share data):

	Year Ended September 30,
	2005	2004
Net Income (Loss), as Reported	$(19,308)	$14,964
Deduct: Total Stock-based Employee Compensation:
Expense Determined Under Fair Value Based Method	(359)	(467)

Pro Forma Net Income (Loss)	$(19,667)	$14,497

Earnings Per Share, Basic:
As Reported	$(1.84)	$1.46

Pro Forma	$(1.88)	$1.42

Earnings Per Share, Diluted:
As Reported	$(1.84)	$1.38

Pro Forma	$(1.88)	$1.34

For purpose of estimating the fair value of options on their date of grant, the Company began using a binomial lattice option pricing model in fiscal 2005 and used a Black-Scholes option-pricing model, previously. The following assumptions were used in those models:

Expected Stock Price Volatility	3.0-35%
Risk-free Interest Rate	2.5-4.2%
Expected Life of Options	5.0
Dividend Yield	0-0.7%

A summary of stock option activity in the plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at September 30, 2005	1,212,756	$8.00
Granted	34,414	13.73
Exercised	(636,787)	4.58
Forfeited or Expired	(72,500)	12.82

Outstanding at September 30, 2006	537,883	6.50	6.7	$13,242

Exercisable at September 30, 2006	392,535	4.32	6.0	$10,519

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

The weighted-average grant date fair value of options granted during fiscal year 2006 was $4.99. The total intrinsic value of options exercised in fiscal 2006 was $12.2 million.

During fiscal year 2006, cash received from the exercise of stock options was $2.9 million and the tax benefit realized from the exercise of stock options was $3.4 million. As of September 30, 2006, there was $0.3 million of total unrecognized compensation expense related to nonvested stock options which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock

Restricted stock grants consist of the Company’s common stock and vest equally over three and four-year periods from the date of grant. Restricted stock awards are valued at the average market price of the Company’s stock at the date of grant and the Company records the compensation expense over the vesting term. The Company recorded compensation expense of $0.6 million, and $0.2 million, in fiscal 2006 and 2005, respectively, related to restricted stock grants.

A summary of restricted stock activity in the plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
		(Per share)
Nonvested at September 30, 2005	61,067	$14.75
Granted	130,000	21.91
Vested	(18,839)	14.76
Forfeited	(17,501)	19.17

Nonvested at September 30, 2006	154,727	$20.27

The total fair value of shares vested during fiscal 2006 was $0.5 million. As of September 30, 2006, there was approximately $2.4 million of total unrecognized compensation expense related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 3.1 years.

Stock Appreciation Rights

In 2003, the Company granted SARs to certain employees based on 119,000 shares, at a stated price of $1.35 per share. The SARs provide the right to receive, at the date the rights are exercised, cash equal to the market appreciation between the stated price and the current market value to a maximum appreciation value of $5.55 per share. The SARs vested over a three-year period and expire ten years from date of grant. The Company accrued for the value of the SARs over the vesting term. SARs totaling 58,750 and 10,750 were exercised during fiscal 2006 and 2005. At September 30, 2006, there are 5,000 SARS remaining.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

10. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except share and per share amounts):

	Year Ended September 30,
	2006	2005	2004
Income (Loss) from Continuing Operations:	$48,412	$(5,443)	$7,520

Average Shares Outstanding	10,905,153	10,484,399	10,234,958
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method(1)	334,546	—	609,375

Adjusted Average Shares	11,239,699	10,484,399	10,844,333

Diluted EPS—Continuing Operations	$4.31	$(0.52)	$0.69

Income (Loss) from Discontinued Operations	$1,647	$(13,865)	$7,444

Average Shares Outstanding	10,905,153	10,484,399	10,234,958
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method(1)	334,546	—	609,375

Adjusted Average Shares	11,239,699	10,484,399	10,844,333

Diluted EPS—Discontinued Operations	$0.14	$(1.32)	$0.69

Net Income (Loss)	$50,059	$(19,308)	$14,964

Average Shares Outstanding	10,905,153	10,484,399	10,234,958
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method(1)	334,546	—	609,375

Adjusted Average Shares	11,239,699	10,484,399	10,844,333

Diluted EPS—Net Income (Loss)	$4.45	$(1.84)	$1.38

(1)	No securities were included in the computation of diluted EPS for the year ended September 30, 2005, because of the losses. Warrants to purchase 1,049,738 shares of common stock were excluded from the computation of diluted EPS for the year ended September 30, 2006 because they were anti-dilutive.

11. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments to manage exposures to changes in raw sugar prices, natural gas prices and interest rates. The Company’s objective for holding derivatives is to minimize risk using the most efficient methods to eliminate or reduce the impacts of these exposures.

Raw Sugar

The Company’s risk management policy is to manage the forward pricing of purchases of raw sugar in relation to forward refined sugar sales to reduce price risk. The Company attempts to meet this objective by entering into fixed price supply agreements and raw sugar futures contracts to reduce its exposure. The Company

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

has designated its futures contracts as cash flow hedging instruments. Such financial instruments are used to manage the Company’s exposure to variability in future cash flows attributable to the purchase price of raw sugar. The changes in the fair value of the designated futures contracts are included as a component of Other Comprehensive Income (“OCI”).

The Company collects or pays cash based upon the change in the market value of open futures positions on a daily basis; accordingly, no asset or liability for the raw sugar futures contracts is reflected in the consolidated balance sheet.

The changes in the fair value of the designated futures contracts are matched to inventory purchases by period, and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through September 30, 2007, approximately $1.9 million of existing net losses presently deferred in OCI. The Company has hedged a portion of its exposure to raw sugar price risk movement through November 2007.

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

The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, no asset or liability for the natural gas futures contracts is reflected in the consolidated balance sheet. There were no outstanding natural gas options or basis swaps at September 30, 2006 or 2005.

The changes in the fair value of the designated futures and options are matched to forecasted natural gas purchases and are recognized in earnings in the period the forecasted purchase occurs. The Company expects to recognize in earnings through September 30, 2007, approximately $2.0 million of existing net losses presently deferred in OCI. The Company has hedged a portion of its exposure to natural gas price risk through September 2007.

For the periods ended September 30, 2006, 2005 and 2004, the Company recognized derivative losses of $0.2 million and $0.1 million, and $1.3 million in derivative gains, respectively. The derivative gains and losses are recorded in cost of sales and represented the ineffectiveness of cash flow hedging activity.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

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

12. COMMITMENTS AND CONTINGENCIES

The Company is party to litigation and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position, or cash flows.

In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance.

In connection with the sale of Holly to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, $2.8 million of proceeds are in escrow until March 2007 to secure the Company’s indemnity obligations. The Company and SMBSC settled a dispute over the initial working capital computations and the Company reduced the previously established allowance for such disputes by $350,000, which is reflected as a gain on disposition of discontinued operations in fiscal 2006. The $1.5 million receivable for the working capital post-closing adjustment, which is recorded in accounts receivable at September 30, 2006, was received by the Company in October 2006. Additionally, SMBSC has alleged that the Company breached certain warranties and covenants in the sales agreement and has filed an arbitration claim before the American Arbitration Association (“AAA”) alleging damages in excess of $17 million. The Company denies the claims and intends to vigorously defend its position.

Also, in conjunction with the sale of Holly, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of that option in February 2006, alleging that there had been a “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC in the AAA proceeding seeking specific performance of the Supply Option Agreement and $10 million of damages for breach of contract.

The Company was obligated under $25.0 million in outstanding letters of credit at September 30, 2006, principally to secure insurance and customs obligations.

The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $0.9 million in fiscal 2006, $0.8 million in fiscal 2005 and $1.0 million in fiscal 2004.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 2006 are summarized as follows (in thousands of dollars):

Fiscal Year Ending September 30,	Operating Leases
2007	$1,672
2008	1,537
2009	1,288
2010	475
2011	33
Thereafter	4

13. GAIN (LOSS) ON OPERATING ASSET DISPOSITIONS

The Company had gains (losses) on operating asset dispositions as follows (in thousands of dollars):

	Year Ended September 30,
	2006	2005	2004
Gain (Loss) on Operating Asset Dispositions:
Air and Water Discharge Rights	$—	$500	$—
Surplus Real Estate and Equipment	(116)	2,431	(266)

Total Gain (Loss) on Operating Asset Dispositions	$(116)	$2,931	$(266)

14. DISCONTINUED OPERATIONS

The financial statements have been reclassified to reflect Holly’s operations as discontinued pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The operating results for discontinued operations have been included through its disposition date. No provision for income taxes on discontinued operations was recorded because of differences in the book and tax basis of the stock of Holly.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

	Year Ended September 30,
	2006	2005	2004
Net Sales	$—	$172,893	$171,902
Cost and Expenses	1,449	(171,323)	(157,038)
Depreciation	—	(2,656)	(3,115)
Loss on Disposal of Assets	—	—	(62)

Operating Income (Loss) from Discontinued Operations	1,449	(1,086)	11,687
Other Income	—	618	129

Income (Loss) Before Income Tax	1,449	(468)	11,816
Provision (Benefit) for Income Taxes	514	(199)	4,372

Income (Loss) from Discontinued Operations Before Gain (Loss) on Disposal	935	(269)	7,444
Gain (Loss) on Disposal	712	(13,596)	—

Income (Loss) from Discontinued Operations	$1,647	$(13,865)	$7,444

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006, 2005 and 2004

Fiscal 2006 includes the resolution of pre-disposal contingencies. Additionally, in fiscal 2006 the Company settled an indemnity claim in connection with its acquisition of a business which was purchased in 1998 and subsequently sold in 2002. The Company recorded a $0.3 million gain from discontinued operations equal to cash distributions from the related escrow account, plus the recorded value of the Company common stock and warrants received from escrow, which were canceled.

15. SUPPLEMENTARY INFORMATION

Interest income (which is reported in other income) totaled $2.2 million, $0.6 million and $0.6 million for fiscal 2006, 2005 and 2004, respectively.

Other current liabilities include payroll and employee benefit accruals totaling $12.5 million at September 30, 2006 and $7.6 million at September 30, 2005, as well as various other items including taxes, interest, promotional allowances and professional fees.