Form 10-Q
period 2006-12-31
IMPERIAL SUGAR CO /NEW/
filed 2007-01-30
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of January 23, 2007 there were 11,488,735 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, future energy costs, future operating results, future availability of raw sugar, operating efficiencies, future government and legislative actions, future outcomes of legal proceedings, future cost savings, future pension payments, our liquidity and ability to finance our operations, and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements. We identify forward-looking statements in this report by using the following words and similar expressions:

• expect • believe • plan • should • budget	• project • anticipate • intend • may • possible	• estimate • likely • could • predict • outlook

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2006	September 30, 2006
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$72,221	$56,250
Marketable Securities	447	308
Accounts Receivable, Net	42,082	54,192
Inventories:
Finished Products	37,945	53,118
Raw and In-Process Materials	61,106	72,844
Supplies	11,720	11,037

Total Inventory	110,771	136,999
Deferred Costs and Prepaid Expenses	6,859	7,526
Assets Held for Sale	4,791	4,791

Total Current Assets	237,171	260,066
Other Investments	3,169	2,826
Property, Plant and Equipment, Net	88,651	90,449
Deferred Income Taxes, Net	15,080	15,073
Other Assets	2,869	2,729

Total	$346,940	$371,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$28,705	$67,574
Dividends Payable	34,521	118
Current Maturities of Long-Term Debt	2,028	2,665
Other Current Liabilities	28,330	30,096

Total Current Liabilities	93,584	100,453

Long-Term Debt, Net of Current Maturities	1,500	1,500
Deferred Employee Benefits and Other Liabilities	83,685	83,305
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,488,711 and 11,292,449 Shares Issued and Outstanding at December 31, 2006 and September 30, 2006	119,971	117,161
Retained Earnings	82,469	101,841
Accumulated Other Comprehensive Loss	(34,269)	(33,117)

Total Shareholders’ Equity	168,171	185,885

Total	$346,940	$371,143

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2006	2005
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$226,998	$253,986

Cost of Sales	188,229	221,653
Selling, General and Administrative Expense	12,065	11,891
Depreciation	3,252	3,310
Loss on Operating Asset Dispositions	—	116

Total Costs and Expenses	203,546	236,970

Operating Income	23,452	17,016
Interest Expense	(480)	(572)
Other Income — Net	1,504	676

Income from Continuing Operations Before Income Taxes	24,476	17,120
Provision for Income Taxes	8,776	6,069

Income from Continuing Operations	15,700	11,051
Income from Discontinued Operations	—	935

Net Income	$15,700	$11,986

Basic Earnings per Share of Common Stock:
Income from Continuing Operations	$1.41	$1.05
Income from Discontinued Operations	—	0.09

Net Income	$1.41	$1.14

Diluted Earnings per Share of Common Stock:
Income from Continuing Operations	$1.37	$0.98
Income from Discontinued Operations	—	0.08

Net Income	$1.37	$1.06

Weighted Average Shares Outstanding:
Basic	11,170,305	10,567,131

Diluted	11,434,365	11,258,151

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended December 31,
	2006	2005
	(In Thousands of Dollars)
Operating Activities:
Net Income	$15,700	$11,986
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Depreciation	3,252	3,310
Deferred Income Taxes	623	6,069
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income	2,573	(2,434)
Cash Paid (Received) on Change in Fair Value of Derivative Instruments	(4,379)	2,120
Loss on Asset Dispositions	—	116
Income from Discontinued Operations	—	(935)
Excess Tax Benefits from Stock-Based Compensation	(1,007)	—
Other	570	365
Changes in Operating Assets and Liabilities (Excluding Operating Assets and
Liabilities Sold in Dispositions):
Accounts Receivable	11,995	(3,821)
Inventories	26,228	8,509
Deferred Costs, Prepaids and Other Assets	399	4,064
Accounts Payable—Trade	(38,869)	(39,763)
Other Liabilities	(378)	(1,040)

Net Cash Provided By (Used In) Continuing Operations	16,707	(11,454)
Net Cash Provided By Discontinued Operations	—	1,449

Net Cash Provided By (Used In) Operations	16,707	(10,005)

Investing Activities:
Capital Expenditures	(1,454)	(875)
Investment in Marketable Securities	(56)	—
Proceeds from Maturity of Marketable Securities	56	—
Other	—	(226)

Investing Cash Flow	(1,454)	(1,101)

Financing Activities:
Repayment of Long-Term Debt	(637)	(561)
Issuance of Common Stock	1,016	33
Cash Dividends	(668)	(26,308)
Excess Tax Benefits from Stock-Based Compensation	1,007	—

Financing Cash Flow	718	(26,836)

Increase (Decrease) in Cash and Temporary Investments	15,971	(37,942)
Cash and Temporary Investments, Beginning of Period	56,250	49,179

Cash and Temporary Investments, End of Period	$72,221	$11,237

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$630	$110

Dividends Accrued	$34,404	$638

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2006

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2006	11,292,449	$117,161	$101,841	$(33,117)	$185,885
Comprehensive Income:
Net Income	—	—	15,700	—	15,700
Change in Unrealized Securities Gains (Net of Tax of $8)	—	—	—	15	15
Change in Derivative Fair Value (Net of Tax of $1,547)	—	—	—	(2,831)	(2,831)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $909)	—	—	—	1,664	1,664

Total Comprehensive Income	—	—	—	—	14,548
Dividends ($3.06 per share)	—	—	(35,072)	—	(35,072)
Stock Options and Warrants Exercised and Restricted Stock Grants	196,262	2,810	—	—	2,810

Balance December 31, 2006	11,488,711	$119,971	$82,469	$(34,269)	$168,171

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(unaudited)

1.	ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. The Company operates its business as one domestic segment - the production and sale of refined sugar and related products.

Certain reclassifications were made to the prior years’ financial statements to conform to current year presentation.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). This statement amends SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88), SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (SFAS 106), and SFAS No. 132 (revised 2003), Employers’ Disclosure about Pension and Other Postretirement Benefits (SFAS 132R). It requires the recognition of the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in the balance sheet and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the balance sheet date. As permitted, the Company has early-adopted the funded status recognition provisions of SFAS 158 effective September 30, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement date provisions of SFAS 158 in fiscal 2009.

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

In connection with the sale of the Holly Sugar subsidiary (“Holly”) to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, $2.8 million of proceeds are in escrow until March 2007 to secure the Company’s indemnity obligations. SMBSC has alleged that the Company breached certain warranties and covenants in the sales agreement and has filed an arbitration claim before the American Arbitration Association (“AAA”) alleging damages in excess of $17 million. The Company denies the claims and intends to vigorously defend its position.

Also, in conjunction with the sale of Holly, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of that option in February 2006, alleging that there had been a “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC in the AAA proceeding seeking specific performance of the Supply Option Agreement and $10 million of damages for breach of contract. The AAA hearing is scheduled for the second quarter of fiscal 2007.

3.	STOCK-BASED COMPENSATION

During the three-month period ended December 31, 2006, options to purchase 193,058 shares of common stock with a weighted-average exercise price of $5.24 were exercised. Cash received from the exercise of stock options was $1.0 million and the tax benefit realized was $1.0 million. The total intrinsic value of options exercised in the quarter was $4.2 million.

Stock Appreciation Rights (SARs) totaling 5,000 were exercised during the three-month period ended December 31, 2006 at an exercise price of $1.35 per share. At December 31, 2006, there are no SARS remaining.

4.	EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended December 31,
	2006	2005
Income from Continuing Operations:	$15,700	$11,051

Average Shares Outstanding	11,170,305	10,567,131
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method (1)	264,060	691,020

Adjusted Average Shares	11,434,365	11,258,151

Diluted EPS - Continuing Operations	$1.37	$0.98

Income from Discontinued Operations	$—	$935

Average Shares Outstanding	11,170,305	10,567,131
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method (1)	264,060	691,020

Adjusted Average Shares	11,434,365	11,258,151

Diluted EPS - Discontinued Operations	$—	$0.08

Net Income	$15,700	$11,986

Average Shares Outstanding	11,170,305	10,567,131
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method (1)	264,060	691,020

Adjusted Average Shares	11,434,365	11,258,151

Diluted EPS - Net Income	$1.37	$1.06

(1)	Warrants to purchase 1,049,734 shares of common stock were excluded from the computation of diluted EPS for the three months ended December 31, 2006 because they were anti-dilutive.

5.	PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months ended December 31, 2006 and 2005 were (in thousands):

	Three Months Ended December 31,
	2006	2005
Pension Plans
Service Cost	$257	$193
Interest Cost	3,139	2,820
Expected Return on Plan Assets	(2,841)	(3,039)
Amortization of Prior Service Cost	27	28
Recognized Actuarial Loss	312	396
Curtailment Loss	—	97

Total Net Periodic Benefit Cost	$894	$495

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$3
Interest Cost	150	196
Amortization of Prior Service Cost	(398)	(365)
Recognized Actuarial Loss	138	190

Total Net Periodic Benefit Cost (Income)	$(107)	$24

Pension plan contributions, which are based on regulatory requirements, were $0.2 million during each of the three months ended December 31, 2006 and 2005. Contributions during the remainder of fiscal 2007 are expected to be approximately $1.3 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Results of Operations

Three Months Ended December 31, 2006 compared to Three Months Ended December 31, 2005

In the current quarter, we reported income from continuing operations of $15.7 million or $1.37 per diluted share, compared to $11.1 million or $0.98 per diluted share during the first fiscal quarter of the prior year. The increase was driven by an improvement in gross margin resulting from higher sales prices and lower energy costs, offset in part by higher freight, storage, manufacturing and raw sugar costs. We discuss these factors in more detail below.

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 97% of our net sales.

Sugar sales volumes and prices were:

	Three Months Ended December 31,
	2006		2005
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	2,667	$33.92	3,425	$29.49
Consumer	2,366	37.99	2,597	36.28
Foodservice	707	40.52	1,274	35.09

Domestic Sales	5,740	36.41	7,296	32.88
World/Toll Sales	886	13.50	561	12.78

Sugar Sales	6,626	$33.35	7,857	$31.45

Net sales decreased 10.6% for the three months ended December 31, 2006 compared to the same period in the prior year. Domestic sugar volumes decreased 21.3% for the quarter while domestic prices increased 10.7%. Tight domestic sugar market supply conditions, driven by a smaller domestic sugarbeet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of gulf coast hurricanes on the cane sugar industry in the fall of 2005, led to rapidly rising refined sugar prices last year. Beginning late in fiscal 2006 and continuing in fiscal 2007, spot industrial prices and new contract pricing for 2007 declined from the high levels reached in 2006 due to the restoration of domestic cane refining capacity and USDA estimates of a 15% increase in beet sugar production from the crop which commenced harvest in fall of 2006.

A significant portion of our industrial sales are done under fixed price forward sales contracts for up to a year, many of which are on a calendar year basis. As a result, industrial sales prices tend to lag market trends. The lag effect of rising industrial contract prices last year largely matured in the second half of fiscal 2006 and the impact of falling prices has not yet been significantly realized. As a result, industrial sales prices realized during the current quarter were higher than the same quarter in the prior year and relatively flat compared to the fourth quarter of fiscal 2006. Industrial volumes declined in first quarter of fiscal 2007 because of market factors described above. Industrial prices are expected to decline during the remainder of fiscal 2007.

Private label consumer volume is down due to both the increased availability of sugar this past fall and increased private label competition, including Mexican imports. Restoration of the domestic cane production capacity and competitive pressure has resulted in the reduction of foodservice volumes. Foodservice prices softened somewhat during the quarter from the fourth quarter of fiscal 2006, but remained higher than the same quarter last year. Foodservice prices are expected to continue to decline during the remainder of fiscal 2007. World and toll sales volumes increased 57.9% in the current quarter compared to the prior year quarter. World and toll sales price increased 5.6%, as a larger percentage increase in toll volumes, which have significantly lower sales prices than world sales, largely offset higher world prices.

Partially offsetting the expected reduction in refined prices, market prices of raw sugar have declined in recent months. The domestic raw sugar supplies are substantially restored following the damage in 2005 to the Louisiana and Florida crops from three hurricanes. This, coupled with other increases in domestic sugar supplies, has resulted in the softening of domestic raw sugar prices thus far this fiscal year. While we are unable to predict whether these lower raw sugar market prices will continue, the Company’s raw sugar costs for the remainder of fiscal 2007 are expected to be lower than the same period in fiscal 2006, based on current raw sugar contracts and futures positions.

In addition, energy costs have decreased significantly compared to the past year. Natural gas provides approximately half of the energy for our plants, while the remainder of our energy usage is comprised of coal and fuel oil. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity decreased to $7.46 per mmbtu in the current quarter from $10.80 per mmbtu in the comparable prior year’s quarter. Our purchases of coal decreased to an average cost of $3.58 per mmbtu in the current quarter compared to $3.86 per mmbtu in the prior year’s quarter. As of January 18, 2007, we had purchased or hedged approximately 69% of our expected 2.6 million mmbtu natural gas requirements for fiscal 2007. If the balance of our anticipated natural gas purchases were priced in the futures market on January 18, 2007, our full year fiscal 2007 gas costs would be approximately $5.8 million lower than in fiscal 2006.

For the three months ended December 31, 2006, gross margin as a percentage of sales increased to 17.1% compared to 12.7% in the prior year quarter. The increase in our current year’s gross margin percentage is primarily due to increased sugar sales prices and lower energy costs, partially offset by higher raw sugar, freight, storage and manufacturing costs. The increase in domestic and world sales prices in the first fiscal quarter of 2007 contributed 8.9% and 0.9%, respectively, to the increase in gross margin. Energy costs were $1.0 million lower for the three months ended December 31, 2006, amounting to an increase of gross margin percentage of 0.4% for the quarter. However, fuel costs continue to have an adverse effect on our transportation costs, which decreased our gross margin 0.5% for the quarter. Due primarily to higher inventories of finished goods sugar, increased warehouse storage and handling expenses decreased our gross margin percentage 0.3% this year versus last. Manufacturing costs increased in the current fiscal year due to increased costs for labor, repairs and maintenance costs, insurance expense, fringe benefit costs and the influence of lower production volumes on unit costs. Increased manufacturing costs (excluding energy) negatively impacted gross margin by approximately 3.9% for the three-month period ended December 31, 2006 compared to the same period in the prior year. Our cost of raw cane sugar increased from $20.93 per cwt (on a raw market basis) for the quarter ended December 31, 2005 to $21.11 per cwt for the current quarter. Higher raw sugar costs decreased our gross margin percentage by 0.7% for the three-month period this year versus last.

Selling, general and administrative expense increased $0.2 million for the period ended December 31, 2006, compared to the same period in the prior year. Employee-related expenses, excluding compensation, were higher by approximately $1.1 million primarily due to increases in pension and workers compensation expense. Also contributing to the increase in costs in the current quarter were legal fees, $0.4 million, and advertising $0.1 million. These increased costs were largely offset by lower compensation costs of $1.1 million, primarily due to severance costs and higher incentive compensation in the prior year, and lower bad debt expense of $0.4 million.

Depreciation expense decreased $0.1 million in the three-month period ended December 31, 2006, compared to the same period in the prior year. The decrease is primarily a result of certain software assets becoming fully depreciated.

The Company’s lower debt level in fiscal 2007 decreased interest expense $0.1 million for the quarter ended December 31, 2006, compared to the same period in the prior year.

Other income, which includes interest income, equity earnings in investees and distributions from cost basis investments, increased $0.8 million in the three-month period ended December 31, 2006, compared to the same period in the prior year, primarily due to higher interest income.

We have estimated a combined federal and state income tax rate of 35.86% for the quarter ended December 31, 2006 compared to 35.45% in the same quarter of 2005.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings under an agreement that provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans (the “Revolver”). At December 31, 2006 we had no outstanding borrowings under the Revolver and had borrowing capacity of $85.6 million, after deducting outstanding letters of credit totaling $14.4 million.

The Revolver, which expires in December 2008, is secured by our cash and temporary investments, accounts receivable, inventory, certain investments and certain property, plant and equipment. Each of our subsidiaries is either a borrower or a guarantor under the facility. The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness,

•	incur other liens,

•	undergo any fundamental changes,

•	engage in transactions with affiliates,

•	enter into sale and leaseback transactions,

•	change our fiscal periods,

•	enter into mergers or consolidations,

•	sell assets,

•	prepay other debt.

In addition, in the event that our average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization. The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity was $148 million during the three months ended December 31, 2006, prior to consideration of dividend payments.

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

Our capital expenditures for the three months ended December 31, 2006 were $1.5 million, primarily for normal replacement of factory equipment. Capital expenditures in fiscal 2007 are expected to be between $12 and $15 million, of which approximately $8 million relates to normal equipment, product quality and safety improvements and the balance relates to process improvement, packaging and technology investments.

During the first quarter of fiscal 2007, we declared a special cash dividend of $3.00 per share or $34.4 million, payable January 5, 2007, in addition to the regular quarterly dividend of $0.06 per share paid in November 2006.

A detailed analysis of the sources and uses of cash is provided in the Consolidated Statements of Cash Flows.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2006.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of December 31, 2006.

	Expected Maturity Fiscal 2007	Expected Maturity Fiscal 2008
Domestic Futures Contracts (long positions):
Contract Volumes (cwt.)	3,427,000	261,000
Weighted Average Contract Price (per cwt.)	$20.69	$20.21
Contract Amount	$70,905,000	$5,274,000
Weighted Average Fair Value (per cwt.)	$19.79	$19.77
Fair Value	$67,812,000	$5,158,000

	Expected Maturity Fiscal 2007	Expected Maturity Fiscal 2008
World Futures Contracts (long positions):
Contract Volumes (cwt.)	704,000	103,000
Weighted Average Contract Price (per cwt.)	$11.61	$11.79
Contract Amount	$8,179,000	$1,215,000
Weighted Average Fair Value (per cwt.)	$11.69	$11.57
Fair Value	$8,235,000	$1,192,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of December 31, 2006.

Expected Maturity Fiscal 2007
Futures Contracts (long positions):
Contract Volumes (mmbtu)	980,000
Weighted Average Contract Price (per mmbtu)	$8.70
Contract Amount	$8,529,000
Weighted Average Fair Value (per mmbtu)	$6.70
Fair Value	$6,563,000

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In connection with the sale of the Holly Sugar subsidiary (“Holly”) to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, $2.8 million of proceeds are in escrow until March 2007 to secure the Company’s indemnity obligations. SMBSC has alleged that the Company breached certain warranties and covenants in the sales agreement and has filed an arbitration claim before the American Arbitration Association (“AAA”) alleging damages in excess of $17 million. The Company denies the claims and intends to vigorously defend its position.

Also, in conjunction with the sale of Holly, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of that option in February 2006, alleging that there had been a “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC in the AAA proceeding seeking specific performance of the Supply Option Agreement and $10 million of damages for breach of contract. The AAA hearing is scheduled for the second quarter of fiscal 2007.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

IMPERIAL SUGAR COMPANY (Registrant)

Dated: January 29, 2007	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.