Form 10-Q
period 2007-03-31
IMPERIAL SUGAR CO /NEW/
filed 2007-05-01
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 23, 2007 there were 11,751,376 shares of common stock, without par value, of the registrant outstanding.

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

•expect	• project	• estimate

•believe	• anticipate	• likely

• plan	• intend	• could

•should	• may	• predict

•budget	• possible	• outlook

Forward-looking statements involve risks, uncertainties and assumptions, including, without limitation, market factors, energy costs, the effect of weather and economic conditions, farm and trade policy, our ability to realize planned cost savings, the available supply of sugar, results of actuarial assumptions, strategic initiatives, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Many of such factors are beyond our ability to control or predict. Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and other SEC filings.

PART I—FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	September 30, 2006
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Temporary Investments	$85,225	$56,250
Marketable Securities	1,622	308
Accounts Receivable, Net	54,073	54,192
Inventories:
Finished Products	25,598	53,118
Raw and In-Process Materials	46,817	72,844
Supplies	11,636	11,037

Total Inventory	84,051	136,999
Deferred Costs and Prepaid Expenses	5,658	7,526
Assets Held for Sale	4,527	4,791

Total Current Assets	235,156	260,066
Other Investments	3,647	2,826
Property, Plant and Equipment, Net	87,951	90,449
Deferred Income Taxes, Net	12,839	15,073
Other Assets	3,188	2,729

Total	$342,781	$371,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$53,292	$67,574
Current Maturities of Long-Term Debt	1,372	2,665
Other Current Liabilities	20,333	30,214

Total Current Liabilities	74,997	100,453

Long-Term Debt, Net of Current Maturities	1,500	1,500
Deferred Employee Benefits and Other Liabilities	83,921	83,305
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,751,369 and 11,292,449 Shares Issued and Outstanding at March 31, 2007 and September 30, 2006	122,326	117,161
Retained Earnings	90,365	101,841
Accumulated Other Comprehensive Loss	(30,328)	(33,117)

Total Shareholders’ Equity	182,363	185,885

Total	$342,781	$371,143

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$212,610	$221,264	$439,608	$475,250

Cost of Sales	187,863	195,980	376,092	417,633
Selling, General and Administrative Expense	14,087	10,020	26,152	21,911
Depreciation	3,670	4,003	6,922	7,313
(Gain) on Commodity Exchange Seats	(3,654)	—	(3,654)	—
(Gain) Loss on Operating Asset Dispositions	(659)	—	(659)	116

Total Costs and Expenses	201,307	210,003	404,853	446,973

Operating Income	11,303	11,261	34,755	28,277
Interest Expense	(463)	(541)	(943)	(1,113)
Other Income, Net	1,087	862	2,591	1,538

Income from Continuing Operations Before Income Taxes	11,927	11,582	36,403	28,702
Provision for Income Taxes	3,225	4,450	12,001	10,519

Income from Continuing Operations	8,702	7,132	24,402	18,183
Income from Discontinued Operations	—	—	—	935

Net Income	$8,702	$7,132	$24,402	$19,118

Basic Earnings per Share of Common Stock:
Income from Continuing Operations	$0.76	$0.65	$2.16	$1.69

Income from Discontinued Operations	$—	$—	$—	$0.09

Net Income	$0.76	$0.65	$2.16	$1.78

Diluted Earnings per Share of Common Stock:
Income from Continuing Operations	$0.74	$0.63	$2.11	$1.64

Income from Discontinued Operations	$—	$—	$—	$0.08

Net Income	$0.74	$0.63	$2.11	$1.72

Weighted Average Shares Outstanding:
Basic	11,417,428	10,943,629	11,292,509	10,753,311

Diluted	11,803,880	11,326,287	11,539,447	11,093,521

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended March 31,
	2007	2006
	(In Thousands of Dollars)
Operating Activities:
Net Income	$24,402	$19,118
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Depreciation	6,922	7,313
Deferred Income Taxes	882	9,439
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income	4,180	(4,616)
Cash Paid on Change in Fair Value of Derivative Instruments	132	3,697
Loss (Gain) on Asset Dispositions	(659)	116
Non-Cash Portion of Gain on Commodity Exchange Seats	(2,893)	—
Income from Discontinued Operations	—	(935)
Non-Cash Portion of Stock-Based Compensation	975	249
Excess Tax Benefits from Stock-Based Compensation	(1,991)	—
Other	(210)	(380)
Changes in Operating Assets and Liabilities:
Accounts Receivable	4	2,903
Inventories	52,948	(26,274)
Deferred Costs, Prepaids and Other Assets	1,148	4,850
Accounts Payable—Trade	(14,282)	(16,749)
Other Liabilities	(7,049)	451

Net Cash Provided By (Used In) Continuing Operations	64,509	(818)
Net Cash Provided By Discontinued Operations	—	1,449

Net Cash Provided By Operations	64,509	631

Investing Activities:
Capital Expenditures	(4,429)	(2,262)
Proceeds from Sale of Assets	924	—
Proceeds from Sale of Marketable Securities	1,177	—
Investment in Marketable Securities	(112)	—
Proceeds from Maturity of Marketable Securities	112	—
Other	—	(306)

Investing Cash Flow	(2,328)	(2,568)

Financing Activities:
Repayment of Long-Term Debt	(1,293)	(1,149)
Issuance of Common Stock	1,929	2,902
Cash Dividends	(35,579)	(27,524)
Excess Tax Benefits from Stock-Based Compensation	1,991	—
Other	(254)	—

Financing Cash Flow	(33,206)	(25,771)

Increase (Decrease) in Cash and Temporary Investments	28,975	(27,708)
Cash and Temporary Investments, Beginning of Period	56,250	49,179

Cash and Temporary Investments, End of Period	$85,225	$21,471

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$1,352	$(323)

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2007

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands of Dollars, Except Share Data)
Balance September 30, 2006	11,292,449	$117,161	$101,841	$(33,117)	$185,885
Comprehensive Income:
Net Income	—	—	24,402	—	24,402
Change in Unrealized Securities Gains (Net of Tax of $56)	—	—	—	(115)	(115)
Change in Derivative Fair Value (Net of Tax of $43)	—	—	—	89	89
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $1,365)	—	—	—	2,815	2,815

Total Comprehensive Income	—	—	—	—	27,191
Dividends ($3.13 per share)	—	—	(35,878)	—	(35,878)
Stock Options and Warrants Exercised and
Restricted Stock Grants	458,920	5,165	—	—	5,165

Balance March 31, 2007	11,751,369	$122,326	$90,365	$(30,328)	$182,363

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential adoption and impact, if any, of SFAS 159 on its consolidated financial statements.

2. GAIN ON COMMODITY EXCHANGE SEATS

In January 2007, Intercontinental Commodity Exchange, Inc. (NYSE: ICE) merged with the New York Board of Trade (NYBOT) in exchange for a combination of cash and ICE common stock. The Company was a member of NYBOT and has two seats on the exchange, which gives the Company trading privileges in the sugar futures and options contracts traded on the exchange. The merger consideration received for the Company’s membership interests included $0.8 million of cash and restricted and unrestricted ICE stock. A gain of approximately $3.7 million was recorded in connection with this transaction. As of March 31, 2007, the Company had disposed of 7,905 shares of the ICE stock received in this transaction for proceeds of $1.0 million. The Company continues to own 7,905 shares of unrestricted stock and 6,324 restricted shares.

3. CONTINGENCIES

The Company is party to litigation and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position or cash flows.

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

In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. In connection with the sale of the Holly Sugar subsidiary (“Holly”) to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, $2.8 million of proceeds are in escrow to secure the Company’s indemnity obligations. SMBSC has alleged that the Company breached certain warranties and covenants in the sales agreement and filed an arbitration claim before the American Arbitration Association (“AAA”) alleging damages in excess of $14.3 million.

Also, in conjunction with the sale of Holly, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of that option in February 2006, alleging that there had been a “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC in the AAA proceeding seeking specific performance of the Supply Option Agreement and $6.1 million of damages for breach of contract.

The AAA hearing on both SMBSC’s claim and the Company’s counterclaim was held in March 2007, and a ruling by the arbiter is pending.

4. STOCK-BASED COMPENSATION

Options to purchase 201,943 shares and 395,001 shares of the Company’s common stock with a weighted-average exercise price per share of $4.36 and $4.79 were exercised during the three and six-month periods ended March 31, 2007, respectively. Cash received from the exercise of stock options was $0.9 million and $1.9 million for the same periods. The total intrinsic value of options exercised for the three and six months was $5.2 million and $9.4 million, respectively. The excess tax benefit realized from stock options exercised and restricted stock vested was $1.0 million and $2.0 million, for the three and six months ended March 31, 2007, respectively.

In the six-month period ended March 31, 2007, the Company granted 70,000 shares of restricted stock with a weighted-average grant date fair value of $32.45 per share. The shares generally vest over a four-year period from date of grant. During the six-month period, 45,636 shares of restricted stock vested with a fair value of $1.5 million. Additionally, in the current quarter the Company granted 12,000 restricted share units (RSU’s). The RSU’s have no requisite service period and were immediately expensed under the requirements of SFAS No. 123R, Share-Based Payment. The Company recognized approximately $0.4 million of compensation expense in connection with this grant in the current quarter.

Stock Appreciation Rights (SARs) totaling 5,000 were exercised during the three-month period ended December 31, 2006 at an exercise price of $1.35 per share. At March 31, 2007, there were no SARs remaining.

5. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Income from Continuing Operations	$8,702	$7,132	$24,402	$18,183

Average Shares Outstanding	11,417,428	10,943,629	11,292,509	10,753,311
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	386,452	382,658	246,938	340,210

Adjusted Average Shares	11,803,880	11,326,287	11,539,447	11,093,521

Diluted EPS - Continuing Operations	$0.74	$0.63	$2.11	$1.64

Income from Discontinued Operations	$—	$—	$—	$935

Average Shares Outstanding	11,417,428	10,943,629	11,292,509	10,753,311
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	386,452	382,658	246,938	340,210

Adjusted Average Shares	11,803,880	11,326,287	11,539,447	11,093,521

Diluted EPS - Discontinued Operations	$—	$—	$—	$0.08

Net Income	$8,702	$7,132	$24,402	$19,118

Average Shares Outstanding	11,417,428	10,943,629	11,292,509	10,753,311
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	386,452	382,658	246,938	340,210

Adjusted Average Shares	11,803,880	11,326,287	11,539,447	11,093,521

Diluted EPS - Net Income	$0.74	$0.63	$2.11	$1.72

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and six months ended March 31, 2007 and 2006 were (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Pension Plans
Service Cost	$258	$193	$515	$386
Interest Cost	3,138	2,820	6,277	5,640
Expected Return on Plan Assets	(2,841)	(3,039)	(5,682)	(6,078)
Amortization of Prior Service Cost	27	28	54	56
Recognized Actuarial Loss	312	396	624	792
Curtailment Loss	—	97	—	194

Total Net Periodic Benefit Costs	$894	$495	$1,788	$990

Postretirement Benefits Other than Pension Plans
Service Cost	$4	$(8)	$7	$23
Interest Cost	149	(414)	299	1,334
Amortization of Prior Service Cost	(399)	774	(797)	(2,491)
Recognized Actuarial Loss	138	(403)	276	1,298

Total Net Periodic Benefit Costs (Income)	$(108)	$(51)	$(215)	$164

Pension plan contributions, which are based on regulatory requirements, were $0.5 million and $0.4 million during the six months ended March 31, 2007 and 2006, respectively. Contributions during the remainder of fiscal 2007 are expected to be approximately $1.0 million.

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

Results of Operations

Three and Six Months Ended March 31, 2007 compared to Three and Six Months Ended March 31, 2006

In the second fiscal quarter ended March 31, 2007, we reported income from continuing operations of $8.7 million or $0.74 per diluted share, compared to $7.1 million or $0.63 per diluted share during the second fiscal quarter of the prior year. For the first six months of the current year, we reported income from continuing operations of $24.4 million or $2.11 per diluted share, compared to $18.2 million or $1.64 per diluted share last year. The current quarter increase was the result of an improvement in gross margin resulting from lower raw sugar and energy costs and a gain on commodity exchange seats we hold, offset in part by higher selling, general and administrative costs that in large part were caused by factors not expected to continue during the balance of the year at these levels. A lower effective tax rate driven by the tax treatment of certain gains in the quarter also contributed to the quarter’s results. We discuss these factors in more detail below.

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 97% of our net sales.

Sugar sales volumes and prices were:

	Three Months Ended March 31,				Six Months Ended March 31,
	2007		2006		2007		2006
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	3,452	$31.55	3,331	$31.84	6,119	$32.58	6,756	$30.65
Consumer	1,723	35.74	1,771	35.37	4,089	37.04	4,368	35.91
Foodservice	664	34.75	1,010	39.77	1,371	37.73	2,284	37.16

Domestic Sales	5,839	33.15	6,112	34.17	11,579	34.77	13,408	33.47
World/Toll Sales	589	22.45	566	12.16	1,475	17.07	1,127	12.47

Sugar Sales	6,428	$32.17	6,678	$32.31	13,054	$32.77	14,535	$31.84

Net sales decreased 3.9% for the three months and 7.5% for the six months ended March 31, 2007, each compared to the same period in the prior year. Domestic sugar volumes decreased 4.5% for the quarter and 13.6% for the six-month period. Domestic prices decreased 3.0% for the quarter and increased 3.9% for the six-month period. Last year’s tight domestic sugar market supply conditions, driven by a smaller domestic sugar beet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of Gulf Coast hurricanes on the cane sugar industry in the fall of 2005, led to rapidly rising refined sugar prices. Additionally, certain channels experienced higher volumes caused by shortages in the domestic industry’s refining capacity in the months immediately following the hurricanes. Beginning late in fiscal 2006 and continuing in fiscal 2007, spot industrial prices and new contract pricing for 2007 declined from the high levels reached in 2006 due to the restoration of capacity and USDA estimates of a 12.5% increase in beet sugar production from the crop which commenced harvest in fall of 2006.

A significant portion of our industrial sales are done under fixed price forward sales contracts for generally up to a year, many of which are on a calendar year basis. As a result, industrial sales prices tend to lag market trends. The lag effect of rising industrial contract prices last year largely matured in the second half of fiscal 2006 and the impact of falling prices began to be realized in this second quarter. As a result, industrial prices realized during the current quarter were slightly lower than the second quarter of the prior year, but were 7.0% lower than the first quarter of fiscal 2007. Industrial volumes increased in the second quarter of fiscal 2007 due in part to a shift of a toll contract to industrial sales as well as an aggressive sales effort. Industrial prices are expected to decline during the remainder of fiscal 2007, as sales contracts negotiated during last year’s higher price market have largely been fulfilled.

Branded consumer volume during the quarter increased significantly from levels achieved in the previous year due to an aggressive sales effort to restore business volumes with the existing customer base as well as to establish sales with new customers. On the other hand, private label consumer volume continues to be down due to both the increased availability of sugar this past fall and increased private label competition, including Mexican imports. Average consumer prices increased 1.0% and 3.1% in the current quarter and six-month period, compared to the same periods last year, in part due to this shift in the mix of volumes to branded items.

Restoration of the domestic cane production capacity and competitive pressure resulted in the reduction of foodservice volumes, while foodservice prices declined significantly during the current quarter from the first quarter of fiscal 2007 and were 12.6% lower than the same quarter last year. Foodservice prices are expected to continue to decline during the remainder of fiscal 2007. World and toll sales volumes increased 4.1% in the current quarter compared to the prior year quarter as higher world sales more than offset the conversion of a toll contract to domestic industrial sales. World and toll sales price increased significantly with the shift of volumes to higher priced world sales in the current quarter.

Offsetting the margin impact of lower refined prices, market prices of raw sugar continued to decline from the prior year levels. The domestic raw sugar supplies are substantially restored following the damage in 2005 to the Louisiana and Florida crops from three hurricanes. This, coupled with other increases in domestic sugar supplies, has resulted in the softening of domestic raw sugar prices thus far this fiscal year. Our cost of domestic raw cane sugar decreased from $22.13 per cwt (on a raw market basis) for the quarter ended March 31, 2006 to $20.79 per cwt for the current quarter and from $21.47 per cwt for the first six months of last fiscal year to $20.95 per cwt for the first six months of this fiscal year. The lower domestic raw cane sugar cost increased our gross margin percentage by 3.7% for the three months and 1.4% for the six months ended March 31, 2007. While we are unable to predict whether these lower raw sugar market prices will continue, we have purchased or hedged substantially all of our expected raw sugar requirements for fiscal 2007 at prices below prior year levels. The cost of world raw sugar was higher compared to both the prior year quarter and first six months of last year such that gross margin was negatively impacted by 0.5% and 0.2%, respectively.

In addition, energy costs have decreased significantly compared to the past year. Natural gas provides approximately half of the energy for our plants, while the remainder of our energy usage is comprised of coal and fuel oil. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity decreased to $8.89 per mmbtu in the current quarter from $11.11 per mmbtu in the comparable prior year’s quarter and to $8.11 from $10.95 for the six month periods. Our purchases of coal decreased to an annual average cost of $3.58 per mmbtu in fiscal 2007 compared to $3.86 per mmbtu in the prior year. In total, energy costs were

$1.5 million and $2.3 million lower for the three and six months ended March 31, 2007, amounting to an increase of gross margin percentage of 0.7% and 0.5% for the quarter and six months ended March 31, 2007. We have purchased or hedged substantially all of our expected 2.4 million mmbtu natural gas requirements for fiscal 2007 at prices below prior year levels.

Gross margin as a percentage of sales for the three months ended March 31, 2007, increased to 11.6% compared to 11.4% in the prior year quarter and increased to 14.4% for the first six months compared to 12.1% for the prior year. In addition to the effects of sales prices, raw sugar costs and energy costs described above, gross margin was impacted by manufacturing and freight costs. Manufacturing costs increased in the current quarter and fiscal year due to increased costs for labor, repairs and maintenance costs, insurance expense, fringe benefit costs and the influence of lower production volumes on unit costs. Increased manufacturing costs (excluding energy) negatively impacted gross margin by approximately 1.1% and 1.4% for the three and six-month periods ended March 31, 2007 compared to the same periods in the prior year. Fuel costs continue to have an adverse effect on our transportation costs, which decreased our gross margin 0.4% for the quarter and six months compared to the same periods in the prior year.

Selling, general and administrative expense increased $4.1 million for the three months ended March 31, 2007 compared to the same period in the prior year primarily because of litigation costs of $1.2 million and professional services related to corporate development activities of $1.1 million. Additionally, higher advertising costs ($0.4 million), bad debt costs ($0.4 million) and compensation and other employee-related expenses ($0.6 million) contributed to the increase. A $4.2 million increase for the six-month period was driven by many of the same factors. We do not expect legal and corporate development expenses to continue during the second half of this fiscal year at the rate experienced during the second quarter.

Depreciation expense decreased $0.3 million in the three-month period and $0.4 in the six-month period ended March 31, 2007 compared to the same period in the prior year. The decrease is primarily a result of certain assets becoming fully depreciated.

In January 2007, Intercontinental Commodity Exchange, Inc. (NYSE: ICE) merged with the New York Board of Trade (NYBOT) in exchange for a combination of cash and ICE common stock. The merger consideration received for our NYBOT membership interests included $0.8 million of cash and restricted and unrestricted ICE stock. A gain of approximately $3.7 million was recorded in connection with this transaction as Gain on Commodity Exchange Seats.

In the current quarter, we sold a former refinery site in Clewiston, Florida, which was previously reflected in Assets Held for Sale, and recorded a gain of approximately $0.7 million.

The Company’s lower debt level in fiscal 2007 decreased interest expense $0.1 million for the quarter and $0.2 million for the six-months ended March 31, 2007 compared to the same periods in the prior year.

Other income, which includes interest income, equity investment earnings and distributions from cost basis investments, increased $0.2 million in the three-month period and $1.1 million in the six-month period ended March 31, 2007 compared to the same periods in the prior year, primarily due to higher interest income.

We have estimated a combined federal and state income tax rate of 33.0% for the six months ended March 31, 2007 compared to 36.6% in the same period of last year. The decrease in the effective tax rate is primarily attributable to utilization of previous capital loss carryforwards as a result of the ICE/NYBOT transaction and the sale of the Clewiston property in the current year, as well as an increasing federal manufacturing credit that the Company expects to more fully utilize in fiscal 2007.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings under an agreement that provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans (the “Revolver”). At March 31, 2007, we had no outstanding borrowings under the Revolver and had borrowing capacity of $92.3 million, after deducting outstanding letters of credit totaling $7.7 million.

The Revolver, which expires in December 2008, is secured by our cash and temporary investments, accounts receivable, inventory, certain investments and certain property, plant and equipment. Each of our subsidiaries is either a borrower or a guarantor under the facility. The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness,

•	incur other liens,

•	undergo any fundamental changes,

•	engage in transactions with affiliates,

•	enter into sale and leaseback transactions,

•	change our fiscal periods,

•	enter into mergers or consolidations,

•	sell assets, and

•	prepay other debt.

In addition, in the event that our average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization. The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity was $143 million during the six months ended March 31, 2007.

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

Our capital expenditures for the first six months of fiscal 2007 were $4.4 million, primarily for normal replacement and safety improvements. Capital expenditures in fiscal 2007 are expected to be about $15 million, of which approximately $10 million relates to normal equipment, product quality and safety improvements and the balance relates to process improvement, packaging and technology investments.

During the first quarter of fiscal 2007, we declared a special cash dividend of $3.00 per share or $34.4 million, which was paid in January 2007. In January, the regular quarterly dividend of $0.06 per share was increased to $0.07 per share.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of March 31, 2007.

	Expected Maturity Fiscal 2007	Expected Maturity Fiscal 2008
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	2,548,000	344,000
Weighted Average Contract Price (per cwt)	$20.81	$20.85
Contract Amount	$53,023,000	$7,170,000
Weighted Average Fair Value (per cwt)	$20.88	$21.07
Fair Value	$53,213,000	$7,246,000

	Expected Maturity Fiscal 2007	Expected Maturity Fiscal 2008
World Futures Contracts (long positions):
Contract Volumes (cwt)	1,411,000	343,000
Weighted Average Contract Price (per cwt)	$10.72	$10.92
Contract Amount	$15,127,000	$3,741,000
Weighted Average Fair Value (per cwt)	$9.92	$10.36
Fair Value	$14,001,000	$3,551,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of March 31, 2007.

Expected Maturity Fiscal 2007
Futures Contracts (long positions):
Contract Volumes (mmbtu)	750,000
Weighted Average Contract Price (per mmbtu)	$8.15
Contract Amount	$6,115,000
Weighted Average Fair Value (per mmbtu)	$7.98
Fair Value	$5,985,000

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the six months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to litigation and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position or cash flows.

In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance. In connection with the sale of the Holly Sugar subsidiary (“Holly”) to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, $2.8 million of proceeds are in escrow to secure the Company’s indemnity obligations. SMBSC has alleged that the Company breached certain warranties and covenants in the sales agreement and filed an arbitration claim before the American Arbitration Association (“AAA”) alleging damages of $14.3 million.

Also, in conjunction with the sale of Holly, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of that option in February 2006, alleging that there had been a “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC in the AAA proceeding seeking specific performance of the Supply Option Agreement and $6.1 million of damages for breach of contract.

The AAA hearing on both SMBSC’s claim and the Company’s counterclaim was held in March 2007, and a ruling by the arbiter is pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s August 2001 plan of reorganization, warrants to purchase an aggregate of 1,111,111 shares of common stock were issuable to persons who were common shareholders of the Company immediately prior to effectiveness of the plan of reorganization. During the quarter ended March 31, 2007, warrant holders exercised 1,569 warrants to purchase shares of the Company’s common stock at an effective exercise price of $23.05 per share. As of March 31, 2007, warrant holders had exercised 1,731 warrants to purchase shares of the Company’s common stock, at an effective exercise price of $23.40 per share, since the warrants were issued. The issuance of the shares and the conversion of the warrants were exempt from registration under Section 1145 of the U.S. Bankruptcy Code.

Item 4. Submission of Matters to a Vote of Security Holders

On January 30, 2007, the Company held its annual meeting of shareholders and voted on two proposals.

(1) Three directors were elected with votes cast as follows:

Nominee Class II	Votes for	Votes withheld
Curtis G. Anderson	9,680,423	394,764
James J. Gaffney	9,678,453	396,734
Yves-Andre Istel	9,632,952	442,235

(2) The shareholders ratified the appointment of Deloitte & Touche L.L.P. as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007, with votes cast as follows:

Votes for	Votes against	Abstentions
10,062,663	4,321	8,203

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: April 30, 2007	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.