Form 10-Q
period 2007-06-30
IMPERIAL SUGAR CO /NEW/
filed 2007-07-31
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 27, 2007 there were 11,799,032 shares of common stock, without par value, of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	September 30, 2006
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,127	$56,250
Marketable Securities	72,229	308
Accounts Receivable, Net	51,350	54,192
Inventories:
Finished Products	24,148	53,118
Raw and In-Process Materials	48,727	72,844
Supplies	12,225	11,037

Total Inventory	85,100	136,999
Deferred Costs and Prepaid Expenses	6,761	7,526
Assets Held for Sale	4,527	4,791

Total Current Assets	248,094	260,066
Other Investments	3,925	2,826
Property, Plant and Equipment, Net	87,644	90,449
Deferred Income Taxes, Net	13,168	15,073
Other Assets	3,366	2,729

Total	$356,197	$371,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$56,899	$67,574
Current Maturities of Long-Term Debt	696	2,665
Other Current Liabilities	23,196	30,214

Total Current Liabilities	80,791	100,453

Long-Term Debt, Net of Current Maturities	1,500	1,500
Deferred Employee Benefits and Other Liabilities	84,142	83,305
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,798,849 and 11,292,449 Shares Issued and Outstanding at June 30, 2007 and September 30, 2006	122,985	117,161
Retained Earnings	97,145	101,841
Accumulated Other Comprehensive Loss	(30,366)	(33,117)

Total Shareholders’ Equity	189,764	185,885

Total	$356,197	$371,143

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$216,356	$231,294	$655,964	$706,544

Cost of Sales	194,107	195,638	570,199	613,271
Selling, General and Administrative Expense	11,168	11,506	37,320	33,417
Depreciation	3,497	3,370	10,419	10,683
Loss (Gain) on:
Arbitration Settlement	(6,752)	—	(6,752)	—
Commodity Exchange Seats	—	—	(3,654)	—
Operating Asset Dispositions	—	—	(659)	116

Total Costs and Expenses	202,020	210,514	606,873	657,487

Operating Income	14,336	20,780	49,091	49,057
Interest Expense	(595)	(513)	(1,538)	(1,626)
Interest Income	1,283	967	2,955	1,529
Other Income, Net	579	471	1,498	1,447

Income from Continuing Operations Before Income Taxes	15,603	21,705	52,006	50,407
Provision for Income Taxes	4,224	6,932	16,225	17,451

Income from Continuing Operations	11,379	14,773	35,781	32,956
Income (Loss) from Discontinued Operations	(3,776)	437	(3,776)	1,372

Net Income	$7,603	$15,210	$32,005	$34,328

Basic Earnings per Share of Common Stock:
Income from Continuing Operations	$0.98	$1.31	$3.14	$3.01

Income (Loss) from Discontinued Operations	$(0.32)	$0.04	$(0.33)	$0.13

Net Income	$0.66	$1.35	$2.81	$3.14

Diluted Earnings per Share of Common Stock:
Income from Continuing Operations	$0.95	$1.26	$3.06	$2.94

Income (Loss) from Discontinued Operations	$(0.31)	$0.04	$(0.32)	$0.12

Net Income	$0.64	$1.30	$2.74	$3.06

Weighted Average Shares Outstanding:
Basic	11,586,107	11,305,763	11,390,375	10,937,462

Diluted	11,949,544	11,677,704	11,679,236	11,221,270

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended June 30,
	2007	2006
	(In Thousands of Dollars)
Operating Activities:
Net Income	$32,005	$34,328
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation	10,419	10,683
Deferred Income Taxes	652	18,205
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	3,924	(5,028)
Cash Paid (Received) on Change in Fair Value of Derivative Instruments	44	(1,414)
Gain on Arbitration Settlement	(6,752)	—
Non-Cash Portion of Gain on Commodity Exchange Seats	(2,893)	—
Loss (Gain) on Asset Dispositions	(659)	156
(Income) Loss from Discontinued Operations	3,906	(2,126)
Non-Cash Portion of Stock-Based Compensation	1,392	345
Excess Tax Benefits from Stock-Based Compensation	(2,106)	—
Other	(410)	(521)
Changes in Operating Assets and Liabilities:
Accounts Receivable	5,573	3,326
Inventories	51,899	(29,471)
Deferred Costs, Prepaids and Other Assets	(261)	7,004
Accounts Payable—Trade	(10,675)	(6,691)
Other Liabilities	(3,861)	2,227

Net Cash Provided By Continuing Operations	82,197	31,023
Net Cash Provided By Discontinued Operations	—	1,799

Net Cash Provided By Operations	82,197	32,822

Investing Activities:
Capital Expenditures	(7,619)	(4,569)
Proceeds from Sale of Assets	924	10
Investment in Marketable Securities	(71,668)	—
Proceeds from Sale of Marketable Securities	2,327	—
Proceeds from Maturity of Marketable Securities	168	—
Proceeds from Discontinued Operations, Including Collection of Escrow	—	229
Other	—	(562)

Investing Cash Flow	(75,868)	(4,892)

Financing Activities:
Repayment of Long-Term Debt	(1,969)	(1,749)
Issuance of Common Stock	2,058	2,918
Cash Dividends	(36,391)	(28,163)
Excess Tax Benefits from Stock-Based Compensation	2,106	—
Other	(256)	—

Financing Cash Flow	(34,452)	(26,994)

Increase (Decrease) in Cash and Cash Equivalents	(28,123)	936
Cash and Cash Equivalents, Beginning of Period	56,250	49,179

Cash and Cash Equivalents, End of Period	$28,127	$50,115

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$1,253	$(2,280)

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2007

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2006	11,292,449	$117,161	$101,841	$(33,117)	$185,885
Comprehensive Income:
Net Income	—	—	32,005	—	32,005
Change in Unrealized Securities Gains (Net of Tax of $11)	—	—	—	25	25
Change in Derivative Fair Value (Net of Tax of $14)	—	—	—	30	30
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $1,228)	—	—	—	2,696	2,696

Total Comprehensive Income	—	—	—	—	34,756
Dividends ($3.20 per share)	—	—	(36,701)	—	(36,701)
Stock Options and Warrants Exercised and
Restricted Stock Grants	506,400	5,824	—	—	5,824

Balance June 30, 2007	11,798,849	$122,985	$97,145	$(30,366)	$189,764

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

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

Marketable Securities

Marketable securities at June 30, 2007 include $71.5 million of short-term investments in variable rate municipal demand notes, which reprice weekly. The carrying amount of these investments approximates fair value because of the frequent repricing of these securities.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). This statement amends SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88), SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (SFAS 106), and SFAS No. 132 (revised 2003), Employers’ Disclosure about Pension and Other Postretirement Benefits (SFAS 132R). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in the balance sheet and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the balance sheet date. As permitted, the Company has early-adopted the funded status recognition provisions of SFAS 158 effective September 30, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement date provisions of SFAS 158 in fiscal 2009.

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

2. GAIN ON COMMODITY EXCHANGE SEATS

In January 2007, Intercontinental Commodity Exchange, Inc. (NYSE: ICE) merged with the New York Board of Trade (NYBOT) in exchange for a combination of cash and ICE common stock. The Company was a member of NYBOT and has two seats on the exchange, which gives the Company trading privileges in the sugar futures and options contracts traded on the exchange. The merger consideration received for the Company’s membership interests included cash of $0.8 million and restricted and unrestricted ICE stock. A gain of approximately $3.7 million was recorded in connection with this transaction. As of June 30, 2007, the Company had disposed of 15,810 shares of the ICE stock received in this transaction for proceeds of $2.2 million. The Company continues to own $0.4 million of restricted stock, recorded in Marketable Securities, which it intends to dispose and an additional $0.4 million of restricted stock, recorded in Other Investments, which it intends to hold in order to retain its trading privileges on the exchange.

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

In connection with the sale of the Holly Sugar subsidiary (“Holly”) to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, SMBSC alleged that the Company breached certain provisions in the sales agreement and filed a $14.3 million arbitration claim before the American Arbitration Association. In June 2007, the arbitrator awarded damages of $3.1 million plus interest to SMBSC. The award is recorded as Loss from Discontinued Operations.

Also, in conjunction with the sale of Holly, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of the first year of that option in February 2006, alleging that there had been a “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC as part of the arbitration described in the preceding paragraph. In June 2007, the Company received a declaratory judgment that the agreement remains in force and was awarded $6.1 million of damages, plus interest, for breach of contract, which is recorded as Gain on Arbitration Settlement.

In July 2007, the Company received $3.2 million from SMBSC pursuant to the net settlement of the arbitration award. Additionally, $2.8 million of proceeds from the 2005 sale of Holly remain in escrow, pending resolution of $0.5 million of remaining claims. Both the net settlement amount and escrow balance are recorded in accounts receivable at June 30, 2007.

4. STOCK-BASED COMPENSATION

Options to purchase 25,565 shares and 420,566 shares of the Company’s common stock with a weighted-average exercise price per share of $5.06 and $4.81 were exercised during the three and nine-month periods ended June 30, 2007, respectively. Cash received from the exercise of stock options was $0.1 million and $2.0 million for the same periods. The total intrinsic value of options exercised for the three and nine months was $0.6 million and $10.1 million, respectively. The excess tax benefit realized from stock options exercised and restricted stock vested was $0.1 million and $2.1 million, for the three and nine months ended June 30, 2007, respectively.

In the nine-month period ended June 30, 2007, the Company granted 92,000 shares of restricted stock to employees with a weighted-average grant date fair value of $31.78 per share. These shares generally vest over a four-year period from date of grant. During the nine-month period, 46,011 shares of restricted stock vested with a fair value of $1.5 million. Additionally, in the second quarter of fiscal 2007, the Company granted 12,000 restricted share units (RSU’s) to non-employee directors. The RSU’s have no requisite service period and were immediately expensed. The Company recognized approximately $0.4 million of compensation expense in connection with this grant.

Stock Appreciation Rights (SARs) totaling 5,000 were exercised during the three-month period ended December 31, 2006 at an exercise price of $1.35 per share. At June 30, 2007, there were no SARs remaining.

5. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Income from Continuing Operations	$11,379	$14,773	$35,781	$32,956

Average Shares Outstanding	11,586,107	11,305,763	11,390,375	10,937,462
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	363,437	371,941	288,861	283,808

Adjusted Average Shares	11,949,544	11,677,704	11,679,236	11,221,270

Diluted EPS - Continuing Operations	$0.95	$1.26	$3.06	$2.94

Income (Loss) from Discontinued Operations	$(3,776)	$437	$(3,776)	$1,372

Average Shares Outstanding	11,586,107	11,305,763	11,390,375	10,937,462
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	363,437	371,941	288,861	283,808

Adjusted Average Shares	11,949,544	11,677,704	11,679,236	11,221,270

Diluted EPS - Discontinued Operations	$(0.31)	$0.04	$(0.32)	$0.12

Net Income	$7,603	$15,210	$32,005	$34,328

Average Shares Outstanding	11,586,107	11,305,763	11,390,375	10,937,462
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	363,437	371,941	288,861	283,808

Adjusted Average Shares	11,949,544	11,677,704	11,679,236	11,221,270

Diluted EPS - Net Income	$0.64	$1.30	$2.74	$3.06

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and nine months ended June 30, 2007 and 2006 were (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Pension Plans
Service Cost	$257	$193	$772	$579
Interest Cost	3,139	2,819	9,416	8,459
Expected Return on Plan Assets	(2,841)	(3,038)	(8,523)	(9,116)
Amortization of Prior Service Cost	27	28	81	84
Recognized Actuarial Loss	312	396	936	1,188
Curtailment Loss	—	97	—	291

Total Net Periodic Benefit Costs	$894	$495	$2,682	$1,485

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$(4)	$10	$19
Interest Cost	150	(276)	449	1,058
Amortization of Prior Service Cost	(399)	515	(1,196)	(1,976)
Recognized Actuarial Loss	139	(269)	415	1,029

Total Net Periodic Benefit Costs (Income)	$(107)	$(34)	$(322)	$130

Pension plan contributions, which are based on regulatory requirements, were $1.0 million and $0.6 million during the nine months ended June 30, 2007 and 2006, respectively. Contributions during the remainder of fiscal 2007 are expected to be approximately $10.7 million, including $10.2 million which is not required to be paid until fiscal 2008.

7. SUBSEQUENT EVENTS

In July 2007, the Company sold the site of a former refinery in Sugar Land, Texas, which was closed in 2003, for proceeds of $6.5 million and expects to recognize a gain of approximately $1.9 million in the fourth fiscal quarter. The property is reflected in Assets Held for Sale at June 30, 2007.

In July 2007, the Company amended its $100 million senior secured revolving credit agreement led by Bank of America, N.A. and extended its maturity to December 31, 2011. Interest on borrowings under the facility was reduced to LIBOR plus a margin that varies (with liquidity, as defined) from 1.00% to 1.75%, or the base rate (Bank of America prime rate) plus a margin of negative 0.25% to positive 0.25%. All other major terms of the facility remain unchanged.

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

Results of Operations

Three and Nine Months Ended June 30, 2007 compared to Three and Nine Months Ended June 30, 2006

In the third fiscal quarter ended June 30, 2007, we reported income from continuing operations of $11.4 million or $0.95 per diluted share, compared to $14.8 million or $1.26 per diluted share during the third fiscal quarter of the prior year. For the first nine months of the current year, we reported income from continuing operations of $35.8 million or $3.06 per diluted share, compared to $33.0 million or $2.94 per diluted share last year. The current quarter decrease was the result of a lower gross margin resulting from lower domestic and world refined sugar sales prices and higher manufacturing conversion costs, offset in part by lower raw sugar and energy costs and a gain realized on a favorable arbitration ruling. A lower effective tax rate also contributed to the quarter’s results. We discuss these factors in more detail below.

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 97% of our net sales.

Sugar sales volumes and prices were:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007		2006		2007		2006
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	3,456	$30.61	3,236	$33.79	9,575	$31.87	9,992	$31.66
Consumer	1,857	35.43	1,926	37.23	5,946	36.54	6,294	36.31
Foodservice	777	32.53	889	41.54	2,148	35.85	3,173	38.39

Domestic Sales	6,090	32.32	6,051	36.02	17,669	33.92	19,459	34.26
World/Toll Sales	599	22.38	599	12.11	2,074	18.60	1,726	12.34

Sugar Sales	6,689	$31.43	6,650	$33.87	19,743	$32.32	21,185	$32.48

Net sales decreased 6.5% for the three months and 7.2% for the nine months ended June 30, 2007, each compared to the same period in the prior year. Domestic sugar volumes increased 0.6% for the quarter and decreased 9.2% for the nine-month period. Domestic prices decreased 10.3% for the quarter and 1.0% for the nine-month period. Last year’s tight domestic sugar market supply conditions, driven by a smaller domestic sugar beet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of Gulf Coast hurricanes on the cane sugar industry in the fall of 2005, led to rapidly rising refined sugar prices during fiscal 2006. Additionally, certain channels experienced higher volumes caused by shortages in the domestic industry’s refining capacity in the months immediately following the hurricanes. Beginning late in fiscal 2006 and continuing in fiscal 2007, spot industrial prices and new contract pricing declined from the high levels reached in 2006 due to the restoration of capacity and USDA estimates of a 12.5% increase in beet sugar production from the crop which commenced harvest in fall of 2006. Early contracting activity for 2008 shows continuing price weakness, reflective of expectations of an oversupplied market.

A significant portion of our industrial sales are done under fixed price forward sales contracts for generally up to a year, many of which are on a calendar year basis. As a result, industrial sales prices tend to lag market trends. The lag effect of rising industrial contract prices last year largely matured in the second half of fiscal 2006 and the impact of falling prices has been realized more fully each period of the current year as old contracts are completed. As a result, industrial prices realized during the current quarter were 9.4% lower than the third quarter of the prior year and 3.0% lower than the immediately preceding quarter. Industrial volumes increased 6.8% in the third quarter of fiscal 2007 due in part to the continued shift of a toll contract to industrial sales as well as an aggressive sales effort.

Branded consumer volume during the quarter continued to increase from levels achieved in the previous year due to an aggressive sales effort to restore business volumes with the existing customer base as well as to establish sales with new customers. On the other hand, private label consumer volume continues to be down due to both the increased availability of sugar this past fall and increased private label competition, including Mexican imports. Higher consumer prices were realized in the third quarter of fiscal 2006 related to the then tight domestic supply condition. Competitive pressure in the marketplace resulting from larger supplies has resulted in lower consumer prices during the current quarter.

Restoration of the domestic cane production capacity and competitive pressure continue to negatively impact foodservice price and volume, however the rate of volume decrease versus the prior year was significantly less in the third quarter than experienced earlier this fiscal year. Foodservice prices continued to decline during the current quarter of fiscal 2007 and were 21.7% lower than the same quarter last year. World and toll sales volumes were flat in the current quarter compared to the prior year quarter as higher world sales more than offset the conversion of a toll contract to domestic industrial sales. World and toll sales price increased significantly with the shift of volumes to higher priced world sales in the current quarter.

Partially offsetting the margin impact of lower refined prices, cost of raw sugar continues to be lower than the prior year levels. Our cost of domestic raw cane sugar decreased from $22.51 per cwt (on a raw market basis) for the quarter ended June 30, 2006 to $20.85 per cwt for the current quarter and from $21.80 per cwt for the first nine months of last fiscal year to $20.91 per cwt for the first nine months of this fiscal year. The lower domestic raw cane sugar cost increased our gross margin percentage by 4.7% for the three months and 2.4 % for the nine months ended June 30, 2007. Lower world raw sugar costs compared to both the prior year quarter and first nine months of last year, combined with increased volume in both the current quarter and fiscal year, positively impacted gross margin by 3.5% and 0.7%, respectively.

Recently, supply constraints in the raw sugar market along with increased transportation costs have resulted in increasing domestic raw sugar prices in the futures market. While we are unable to predict whether these higher raw sugar futures market prices will continue, we have purchased or hedged substantially all of our expected raw sugar requirements for the balance of fiscal 2007 at prices below prior year levels which should result in full year fiscal 2007 domestic raw sugar costs being approximately $22.7 million lower than the prior year, including $8.3 million for the fourth fiscal quarter.

Energy costs continue to be lower than last year. Natural gas provides approximately half of the energy for our plants, while the remainder of our energy usage is comprised of coal and fuel oil. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity decreased to $8.24 per mmbtu in the current quarter from $9.17 per mmbtu in the comparable prior year’s quarter and to $8.15 from $10.28 for the nine month periods. Our purchases of coal decreased to an annual average cost of $3.58 per mmbtu in fiscal 2007 compared to $3.86 per mmbtu in the prior year. In total, energy costs were $0.3 million and $2.6 million lower for the three and nine months ended June 30, 2007, amounting to an increase of gross margin percentage of 0.2% and 0.4%, respectively. We have purchased or hedged approximately 94% of our expected 2.5 million mmbtu natural gas requirements for fiscal 2007 at prices below prior year levels. If the balance of our anticipated natural gas purchases were priced in the futures market on July 16, 2007, our full year fiscal 2007 natural gas costs would be approximately $4.5 million lower than the prior year, including $0.8 million for the fourth fiscal quarter.

Gross margin as a percentage of sales for the three months ended June 30, 2007, decreased to 10.3% compared to 15.4% in the prior year quarter and decreased to 13.1% for the first nine months compared to 13.2% for the prior year. In addition to the effects of sales prices, raw sugar costs and energy costs described above, gross margin was impacted by manufacturing conversion costs. Manufacturing conversion costs increased in the current quarter and fiscal year due to increased costs for labor, repairs and maintenance costs, property insurance expense, fringe benefit costs and the influence of lower production volumes on unit costs. Increased manufacturing conversion costs (excluding energy) negatively impacted gross margin by approximately 2.2% and 3.0% for the three and nine-month periods ended June 30, 2007 compared to the same periods in the prior year.

Selling, general and administrative expense decreased $0.3 million for the three months ended June 30, 2007 compared to the same period in the prior year primarily because of higher spending in the prior year for corporate development activities and advertising costs, largely offset by higher employee benefit costs in the current period. A $3.9 million increase for the nine-month period was driven by litigation costs, compensation and other employee benefit costs, and professional services fees primarily related to corporate development activities.

In June 2007, we were awarded damages of $6.1 million plus interest in connection with an arbitration claim concerning breach of contract under an option agreement to purchase refined sugar from Southern Minnesota Beet Sugar Cooperative (SMBSC).

In January 2007, Intercontinental Commodity Exchange, Inc. (NYSE: ICE) merged with the New York Board of Trade (NYBOT) in exchange for a combination of cash and ICE common stock. The merger consideration received for our NYBOT membership interests included cash of $0.8 million and restricted and unrestricted ICE stock. A gain of approximately $3.7 million was recorded in connection with this transaction as Gain on Commodity Exchange Seats.

In the second quarter of fiscal 2007, we sold land and remaining buildings at a former refinery in Clewiston, Florida, which ceased operations in 2000, and recorded a gain of approximately $0.7 million.

As a result of the foregoing, operating income was $14.3 million in the third fiscal quarter compared to $20.8 million in the third fiscal quarter of the prior year and was unchanged from $49.1 million for the nine months ended June 30, 2007 compared to the same period last year.

Interest expense increased $0.1 million and decreased $0.1 million for the quarter and nine-months ended June 30, 2007 compared to the same periods in the prior year.

Interest income increased $0.3 million in the three-month period and $1.4 million in the nine-month period ended June 30, 2007 compared to the same periods in the prior year, primarily due to increased interest income from higher invested balances.

Other income, which includes equity investment earnings and distributions from cost basis investments, increased $0.1 million in the three and nine-month period ended June 30, 2007 compared to the same periods in the prior year.

We have estimated a combined federal and state income tax rate of 31.2% for the nine months ended June 30, 2007 compared to 34.6% in the same period of last year. The decrease in the effective tax rate is primarily attributable to utilization of previous capital loss carryforwards as a result of the ICE/NYBOT transaction and the sale of certain properties in the current year, as well as an increasing federal manufacturing credit that the Company expects to more fully utilize in fiscal 2007.

In connection with the arbitration decision discussed above, SMBSC was awarded $3.1 million plus interest for claims against the Company related to breaches of warranties and covenants in the sales agreement which have been recorded as Loss from Discontinued Operations.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings under an agreement that provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans (the “Revolver”). At June 30, 2007, we had no outstanding borrowings under the Revolver and had borrowing capacity of $94.3 million, after deducting outstanding letters of credit totaling $5.7 million.

The Revolver is secured by our cash and temporary investments, accounts receivable, inventory, certain investments and certain property, plant and equipment. Each of our subsidiaries is either a borrower or a guarantor under the facility. In July 2007, the Company amended its Revolver led by Bank of America, N.A. and extended its maturity to December 31, 2011. Interest on borrowings under the facility was reduced to LIBOR plus a margin that varies (with liquidity, as defined) from 1.00% to 1.75%, or the base rate (Bank of America prime rate) plus a margin of negative 0.25% to positive 0.25%. All other major terms of the facility remain unchanged.

The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness,

•	incur other liens,

•	undergo any fundamental changes,

•	engage in transactions with affiliates,

•	enter into sale and leaseback transactions,

•	change our fiscal periods,

•	enter into mergers or consolidations,

•	sell assets, and

•	prepay other debt.

In addition, in the event that our average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization. The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity was $149 million during the nine months ended June 30, 2007.

The Revolver also includes customary events of default, including a change of control. Borrowings are generally available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2011, we classify debt under the Revolver as current, pursuant to Emerging Issues Task Force Issue 95-22 as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse effect, and provides the lenders direct access to our cash receipts.

Our capital expenditures for the first nine months of fiscal 2007 were $7.6 million, primarily for normal replacement, safety, product quality and process improvements. Capital expenditures in fiscal 2007 are expected to be about $15 million, of which approximately $10 million relates to normal equipment, product quality and safety improvements and the balance relates to process improvement, packaging and technology investments.

We expect to make pension plan contributions of approximately $10.7 million in the fourth fiscal quarter of 2007, including a $10.2 million contribution which is one year earlier than statutorily required. This early contribution is expected to reduce contributions required to be made in fiscal 2008 by a like amount.

During the first quarter of fiscal 2007, we declared a special cash dividend of $3.00 per share or $34.4 million, which was paid in January 2007. In second quarter of fiscal 2007, the regular quarterly dividend was increased from $0.06 per share to $0.07 per share.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of June 30, 2007.

	Expected Maturity Fiscal 2007	Expected Maturity Fiscal 2008
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	812,000	1,372,000
Weighted Average Contract Price (per cwt)	$21.21	$21.03
Contract Amount	$17,223,000	$28,847,000
Weighted Average Fair Value (per cwt)	$21.49	$21.06
Fair Value	$17,450,000	$28,889,000

	Expected Maturity Fiscal 2008	Expected Maturity Fiscal 2009
World Futures Contracts (long positions):
Contract Volumes (cwt)	1,383,000	18,000
Weighted Average Contract Price (per cwt)	$9.80	$10.07
Contract Amount	$13,549,000	$181,000
Weighted Average Fair Value (per cwt)	$9.84	$10.59
Fair Value	$13,614,000	$190,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of June 30, 2007.

	Expected Maturity Fiscal 2007	Expected Maturity Fiscal 2008
Futures Contracts (long positions):
Contract Volumes (cwt)	380,000	570,000
Weighted Average Contract Price (per cwt)	$8.04	$8.78
Contract Amount	$3,055,000	$5,003,000
Weighted Average Fair Value (per cwt)	$6.82	$8.17
Fair Value	$2,591,000	$4,659,000

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the nine months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In connection with the sale of the Holly Sugar subsidiary (“Holly”) to Southern Minnesota Beet Sugar Cooperative (“SMBSC”) in September 2005, SMBSC alleged that the Company breached certain provisions in the sales agreement and filed a $14.3 million arbitration claim before the American Arbitration Association. In June 2007, the arbitrator awarded damages of $3.1 million plus interest to SMBSC. The award is recorded as Loss from Discontinued Operations.

Also, in conjunction with the sale of Holly, the Company negotiated a five-year option to purchase up to 500,000 hundredweight of bulk, refined sugar per year from SMBSC at a formula price based on the traded domestic raw sugar futures market. SMBSC rejected the Company’s exercise of the first year of that option in February 2006, alleging that there had been a “material change” in the domestic raw sugar futures market, necessitating a renegotiation of the refined sugar price under the option. The Company filed a counterclaim against SMBSC as part of the arbitration described in the preceding paragraph. In June 2007, the Company received a declaratory judgment that the agreement remains in force and was awarded $6.1 million of damages, plus interest, for breach of contract, which is recorded as Gain on Arbitration Settlement.

In July 2007, the Company received $3.2 million from SMBSC pursuant to the net settlement of the arbitration award. Additionally, $2.8 million of proceeds from the 2005 sale of Holly remain in escrow, pending resolution of $0.5 million of remaining claims. Both the net settlement amount and escrow balance are recorded in accounts receivable at June 30, 2007.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under the Company’s August 2001 plan of reorganization, warrants to purchase an aggregate of 1,111,111 shares of common stock exercisable through August 2008 were issued to persons who were common shareholders of the Company immediately prior to effectiveness of the plan of reorganization. During the quarter ended June 30, 2007, warrant holders exercised 9 warrants to purchase shares of the Company’s common stock at an effective exercise price of $23.05 per share. Through June 30, 2007, warrant holders had exercised 1,740 warrants to purchase shares of the Company’s common stock, at an average effective exercise price of $23.40 per share. The issuance of the shares and the conversion of the warrants were exempt from registration under Section 1145 of the U.S. Bankruptcy Code.

Item 6.	Exhibits

(a) Exhibits

4	Third Amendment to Amended and Restated Credit Agreement dated July 30, 2007, by and among Bank of America, N.A., as administrative agent, Imperial Sugar Company and the other borrowers and obligated parties thereto.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: July 30, 2007	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document
4	Third Amendment to Amended and Restated Credit Agreement dated July 30, 2007, by and among Bank of America, N.A., as administrative agent, Imperial Sugar Company and the other borrowers and obligated parties thereto.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.