Form 10-K
period 2007-09-30
IMPERIAL SUGAR CO /NEW/
filed 2007-12-10
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 30, 2007, the last business day of registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ Stock Market LLC on that date, was approximately $277 million.

There were 11,618,165 shares of the registrant’s common stock outstanding on November 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for registrant’s 2008 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements regarding future market prices and margins, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations, future pension payments and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I

I TEM 1.	Business

Overview

Imperial Sugar Company was incorporated in 1924 and is the successor to a cane sugar plantation and milling operation founded in Sugar Land, Texas in the early 1800s that began producing granulated sugar in 1843. Imperial Sugar Company (which together with its subsidiaries is referred to herein as the “Company”, “we”, “us”, “our” and “ours”) is one of the largest processors and marketers of refined sugar in the United States. We refine, package and distribute sugar at facilities located in Georgia and Louisiana. For the year ended September 30, 2007, we sold approximately 26.6 million hundredweight, or cwt, of refined sugar.

We offer a broad product line and sell to a wide range of customers directly and through wholesalers and distributors. Our customers include retailers, foodservice distributors and industrial customers, principally food manufacturers. Our products include granulated, powdered, liquid and brown sugars marketed in a variety of packaging options (6 oz shakers to 100-pound bags and in bulk) under various brands (Dixie Crystals® , Holly® and Imperial® ) or private labels. In addition, we produce selected specialty sugar products and sugars used in confections and icings.

Since the beginning of fiscal 2002, we have sold a number of businesses, including our Michigan, California and Rocky Mountain sugar beet operations and a significant portion of our foodservice business. We also discontinued our Sugar Land, Texas sugar refinery operations in 2003. We took these actions and others to reduce our debt, to lower our working capital needs, to reduce our costs and to concentrate our resources in our most strategic regions of the Southeast and Southwest. In connection with the Michigan sale, we executed a multi-year agreement to provide certain administrative functions, including invoicing, customer service and credit and collections.

Overview of the Sugar Industry

Refined sugar can be produced by either processing sugar beets or refining raw sugar produced from sugar cane. The profitability of cane and beet sugar operations is affected by government programs designed to support the price of domestic crops of sugar cane and sugar beets.

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

Government Regulation

Federal government programs have existed to support the price of domestic crops of sugar beets and sugar cane almost continually since 1934. The regulatory framework that currently affects the domestic sugar industry includes the Farm Security and Rural Investment Act of 2002, otherwise known as the Farm Bill, which is effective through September 2008. The Farm Bill provides for loans on sugar inventories to first processors

(i.e., raw cane sugar mills and beet processors), implements a tariff rate quota that limits the amount of raw and refined sugar that can be imported into the United States, and imposes marketing allotments on sugar beet processors and domestic raw cane sugar producers except under certain circumstances. Notwithstanding the tariff rate quota mechanism contained in the Farm Bill, the North American Free Trade Agreement, or NAFTA, adopted in 1994, limits the amount of sugar that can be imported from and exported to Mexico in part through the operation of certain tariffs which are declining each year and are to be totally eliminated in January 2008. The United States Congress approved the Central American Free Trade Agreement, or CAFTA, in July 2005. CAFTA increases the amounts of sugar that can be imported from and exported to Guatemala, El Salvador, Nicaragua, Costa Rica, Dominican Republic and Honduras. Please read “—Sugar Legislation and Other Market Factors.”

Domestic Supply and Demand

Domestic demand for sugar decreased in 2007 after three years of increases. A smaller domestic sugar beet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of Gulf Coast hurricanes on the cane sugar industry in the fall of 2005, led to tight domestic sugar market supply conditions in 2006. In 2007, the U.S. Department of Agriculture, or USDA, reported a 12.6% increase in beet sugar production and a 16.2% increase in domestic cane sugar production. This increased production along with restoration of refining capacity led to a surplus of domestic refined sugar in 2007 and eliminated the need for imports of refined sugar which occurred in the post hurricane market in 2006.

Domestic Refined Sugar Prices

The shortage of domestic sugar production following the 2005 hurricane period caused refined sugar prices to rise sharply for most of fiscal 2006. Beginning late in fiscal 2006 and continuing in fiscal 2007, prices declined from the high levels reached in 2006 due to the restoration of refining capacity and increased beet sugar production. Early contracting activity for fiscal 2008 indicates continuing price weakness, reflecting expectations of an oversupplied market. Historically, large crops have led to relatively soft refined sugar prices, and small crops have led to relatively strong refined sugar prices. We cannot predict the duration of any pricing trend or the effect a sustained trend may have on the sugar industry. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Raw Sugar Availability and Prices

Raw sugar is produced domestically or imported under limitations established in the Farm Bill and administered by the USDA. The price and availability of raw sugar to U.S. refiners is dependent on the size of the domestic sugar cane crop and the level of imports allowed entry by the USDA. Raw sugar prices declined during fiscal 2007, and have continued at even lower levels in early fiscal 2008. We cannot predict the duration of any pricing trend or the effect a sustained trend may have on the sugar industry.

Our Products and Customers

Sugar Products

Imperial Sugar is one of the largest processors and marketers of refined sugar in the United States. Refined sugar is our principal product line and accounted for approximately 97% of our consolidated net sales for the year ended September 30, 2007. We produce refined sugar from raw cane sugar and market our sugar products to retailers, foodservice distributors and industrial food manufacturers directly through our sales force and through independent brokers. No customer accounted for more than 10% of our net sales in fiscal 2007.

We maintain sales offices at our headquarters in Sugar Land, Texas, at our office in Port Wentworth, Georgia and at regional locations across the United States. Sales are accomplished through a variety of methods, including direct negotiation, publishing price lists and competitive bidding processes. We consider our marketing and promotional activities important to our overall sales effort and we advertise our brand names in both the print media and radio. We also distribute various promotional materials, including discount coupons and compilations of recipes.

One of our major objectives is to offer new, innovative products to the consumer and foodservice marketplace. Sugar packaging has not experienced as much innovation as some other consumer categories, and we believe that we can increase our retail market share as well as our margins by offering consumers value-added products that provide easier usage and storage of sugar products. To this end, we introduced a number of new products in the past few years, including a stand-up pouch line and a shaker line in 2005 and a woven polypropylene bag for the club channel stores and large shakers for foodservice operators in 2007. We are developing new products and packaging innovations which we plan to introduce to the market in the future. We also plan to add to our portfolio of products offered to foodservice distributors with particular emphasis on packaging innovation.

Retail Sales—We produce and sell granulated white, brown and powdered sugar to retailers and distributors in packages ranging from 6 oz shakers to 50-pound bags. Retail packages are marketed under the trade names:

•	Dixie Crystals®

•	Holly®

•	Imperial®

Retail packages are also sold under retailers’ private labels, generally at prices lower than those for branded sugar. Core markets for our branded sugar and private label products include the Southeast and Southwest United States. Our primary business strategy is to seek to capitalize on our well-known brands to increase sales of our higher-margin branded products as a percentage of total retail sales. Sales of refined sugar products to retail customers accounted for approximately 34% of our refined sugar sales revenue in fiscal 2007. Of sales made to retail customers in the year ended September 30, 2007, approximately 32% were of our own brands while 68% were sold as private label.

Industrial Sales—We produce and sell refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers purchase sugar for use in the preparation of confections, baked products, frozen desserts, cereal, canned goods and various other food products. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts with terms of up to one year. Industrial sales generally provide lower margins than retail and foodservice sales. For the year ended September 30, 2007, our sales of refined sugar products to industrial customers accounted for approximately 54% of our refined sugar sales revenue.

We also produce specialty sugar products and sell them to industrial customers. Specialty sugar products accounted for 6% of industrial sales in fiscal 2007, or approximately 3% of total sales. Specialty sugar products include:

•	Savannah Gold™ (a premium-priced, free flowing brown sugar marketed primarily to industrial customers);

•	co-crystallized products;

•	edible molasses;

•	syrups; and

•	specialty sugars used in confections, fondants and icings.

Foodservice Sales—We sell a variety of sugar products (including granulated, powdered and brown sugar) in package sizes ranging from one-pound packages to 100-pound bags to foodservice distributors who in turn sell those products to restaurants and institutional foodservice establishments. For the year ended September 30, 2007, our sales of refined sugar products to foodservice distributors accounted for approximately 12% of our refined sugar sales revenue. Under the terms of a non-compete agreement negotiated in connection with the sale of a business in December 2002, we agreed not to sell individual servings of sugar and certain non-sugar products for a period of five years following the sale. We extended the term of that agreement for an additional five-year period in exchange for an agreed upon volume purchase requirement of the Company’s refined sugar from the other party. The amended agreement allows the Company to sell individual servings of sugar and certain non-sugar products upon certain notice requirements and a reduction in the customer’s purchase requirement.

Organic Sugar—We have a 45% percent equity interest in Wholesome Sweeteners, Inc., a company with $43 million of sales of organic and other natural sweeteners in the U.S. Wholesome believes that it has the largest share of the organic sugar business in the U.S. and introduced a number of new products in fiscal 2007. We report our share of Wholesome’s earnings on the equity method of accounting.

Mexican Joint Venture—In November 2007, we formed a 50/50 joint venture with Ingenios Santos, S.A. de C.V., or Santos, that will market sugar products in Mexico and the U.S. under the name Comerialiazadora Santos Imperial S. de R.L. de C.V. With the elimination of certain NAFTA tariffs on sugar imported from and exported to Mexico in January 2008, the U.S. and Mexican markets will effectively be a combined market. Santos owns and operates six sugar mills that produce refined sugar and estandar, a less refined sugar traditionally sold in Mexico. The agreement provides that Santos and Imperial will market all their respective sugar products sold in Mexico through the joint marketing entity. The joint venture entity may also export Santos’ sugar products to the U.S., which would be marketed by Imperial or used as a raw material in our U.S. refineries.

Operational Facilities

We own and operate two cane sugar refineries. Each facility has packaging and distribution capabilities, is served by adequate transportation and is maintained in good operating condition. The following table shows the location, capacity and production of our cane sugar refineries:

Cane Sugar Refineries	Approximate Daily Melting Capacity (cwt)	Fiscal 2007 Production (cwt)
Port Wentworth, Georgia	63,000	14,510,000
Gramercy, Louisiana	45,000	11,075,000

Total	108,000	25,585,000

We also operate a distribution facility in Ludlow, Kentucky and we contract for throughput and storage at a number of warehouses and distribution stations.

Raw Materials and Processing Requirements

Raw Cane Sugar

We currently purchase raw cane sugar from domestic sources of supply located in Louisiana, as well as from various foreign countries. The availability of foreign raw cane sugar for domestic consumption is determined by the import quota level designated by applicable regulation, as well as the provisions of NAFTA and other treaties. In fiscal 2007, we purchased 9% of our raw sugar needs for our Port Wentworth, Georgia refinery from domestic raw sugar suppliers and the balance from international sources under annual or spot contracts with traders. We expect to purchase the vast majority of our needs for our Port Wentworth facility from foreign sources in 2008.

Over 90% of the raw sugar needs for our Gramercy, Louisiana refinery are expected to be supplied by Louisiana Sugar Cane Products, Inc., or LSCPI, under contracts that expire on September 30, 2009 and various other agreements. On November 1, 2005, LSCPI and Cargill Sugar North America announced their intent to enter into a joint venture to construct and operate a million-ton-per-year sugar refinery at Cargill’s Terre Haute Marine Facility in Reserve, Louisiana. To date, construction has not commenced. If the proposed refinery is constructed, we will need to find other sources for all or part of the raw sugar requirements for our Gramercy refinery. The Company may pursue the purchase of domestic or foreign raw sugar entering the U.S. market through the current tariff rate quota system for use at that facility. Additionally, beginning January 2008, when Mexican sugar may enter the U.S. duty-free under NAFTA, the Company may purchase raw sugar or estandar and refined sugar from Mexico. Estandar has been used as raw sugar by U.S. refiners in the past.

Substantially all of our purchases of domestic raw sugar and raw sugar quota imports are priced based upon the New York Board of Trade (NYBOT) Sugar No. 14 futures contract. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the NYBOT Sugar No. 11 futures contract. The terms of raw cane sugar contracts vary. Raw cane sugar purchase contracts can provide for the delivery of a single cargo or for multiple cargoes over a specified period or a specified quantity over one or more crop years. Contract terms may provide for fixed prices but generally provide for prices based on the futures market during a specified period of time. The contracts provide for a premium if the quality of the raw cane sugar is above a specified grade or a discount if the quality is below a specified grade. Contracts generally provide that the seller pays freight, insurance charges and other costs of shipping.

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

We have access to approximately 263,000 short tons of aggregate raw sugar storage capacity: 80,000 short tons of storage at our Gramercy, Louisiana refinery and 183,000 short tons of storage capacity at our Port Wentworth, Georgia refinery. At Port Wentworth, we have the capability to segregate our raw sugar inventory, which allows us to store bonded sugar. Bonded sugar is sugar that is not entered as an import at the time of arrival, but stored in a bonded warehouse under U.S. federal customs service regulations for entry at a later time.

Energy

Sugar refining is an energy intensive process. We use natural gas at our Gramercy, Louisiana refinery and coal, fuel oil and natural gas in the Port Wentworth refinery depending on pricing and availability. The two facilities used 2.7 million mmbtu of natural gas, 1.8 million mmbtu of coal and 0.1 million mmbtu of fuel oil in fiscal 2007.

We have historically purchased natural gas and coal supplies under contracts for terms of one year or less. The coal contracts have annual minimum quantity purchase requirements, while the natural gas contracts are contracted on a monthly basis with minimum requirements for each month set separately. Pricing of natural gas generally is indexed to a spot market index and we use financial tools such as futures, options, swaps and caps in an effort to stabilize the price for gas purchases under indexed contracts. The domestic market has tightened on the higher quality coal that meets our specifications, however, we have been able to purchase coal competitively. Natural gas prices have been higher in recent years and we cannot predict future energy prices or the effect that rising energy prices may have on our business in the future.

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

The principal legislation currently supporting the price of domestic crops of sugar cane and sugar beets is the Farm Security and Rural Investment Act of 2002, otherwise known as the Farm Bill, which became effective October 1, 2002 and extended the sugar price support program for sugar cane and sugar beets until September 30, 2008. Imports of raw and refined sugars are controlled via a Tariff Rate Quota (TRQ), which is implemented under Additional U.S. Note 5 of Chapter 17 of the Harmonized Tariff Schedule of the United States and does not expire.

The TRQ limits the amount of raw and refined sugar that can be imported into the United States, subject to a minimum amount mandated under the General Agreement on Tariffs and Trade, by imposing a tariff, currently $16.36 per cwt, on over-quota sugar which makes its import uneconomical. The government administers the program by adjusting duties and quotas for imported sugar to maintain domestic sugar prices at a level that discourages loan defaults under the non-recourse loan program. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar.

Farm Bill

The Farm Bill has two important aspects:

•

Non-recourse Loan Program. The Farm Bill provides for a loan program covering sugar cane and sugar beet crops during the 2002 to 2008 period. The program authorizes the Commodity Credit Corporation, or CCC, a federally owned and operated corporation within the USDA to extend loans to first-processors of domestically grown sugar cane and sugar beet crops secured by sugar inventories from current-year crop production at national average rates of approximately 18 cents per pound for raw cane sugar and 22.9 cents per pound for refined beet sugar. CCC loans are non-recourse in most circumstances and mature the earlier of nine months after the date of the loan or September 30th each year. The program provides price support to the first-processor by effectively enabling the sale of raw cane sugar and refined beet sugar by forfeiture of the collateral at the respective loan rates in the event that market prices drop below that level.

•

Marketing Allotments. The Farm Bill provides that marketing allotments on sugar beet processors and domestic raw cane sugar producers who supply raw sugar may be imposed by the USDA, but that these allotments may be removed if imports of raw sugar exceed 1.532 million short tons. Marketing allotments can have the effect of reducing the amount of domestic sugar that is available for marketing and are intended to strengthen sugar prices. Marketing allotments were in force in fiscal 2007 and continue to be in force for fiscal 2008. The USDA can adjust allotments to meet changing market situations.

The Farm Bill requires that the USDA operate its non-recourse sugar loan program so as to avoid forfeiture of sugar to the CCC to the maximum extent possible. This is normally done by restriction on the amount of sugar imported and if that is not sufficient, by restrictions on the amount of sugar that may be marketed by domestic producers. In a more rarely used option, if the USDA has taken sugar in default under price support loans, the department also has the authority to accept bids from sugar cane and sugar beet processors to obtain raw cane sugar or refined beet sugar in CCC inventory in exchange for reduced production of raw cane sugar or refined beet sugar. This payment-in-kind authority, if employed by the USDA, effectively moves inventories of CCC-owned sugar back into the market without increasing overall supply.

The Farm Bill expires on September 30, 2008 and is currently under review by the U.S. Congress. The current version of the Farm Bill passed by the U.S. House of Representatives has several key factors which may negatively affect the Company’s ability to purchase its raw sugar requirements. Please read “Item 1A—Risk Factors”. The U.S. Senate may not pass the version in its current form, which could lead to a compromise bill agreed to during the conference committee discussions or to an extension of the term of the current Farm Bill.

Free Trade Initiatives

As provided in the North American Free Trade Agreement, or NAFTA, and in settlement of certain disputes, the U.S. government and the government of Mexico have reached agreement on sugar access through the end of calendar year 2007. The duty on imports of Mexican sugar has decreased annually and is currently 1.5 cents per pound but will become duty free on January 1, 2008. In January 2008, NAFTA sugar duties and quotas will expire and sugar may be freely traded without duty between the United States and Mexico. Notwithstanding the existing import restrictions under the Farm Bill, the USDA has the right to re-allocate import levels among foreign countries including Mexico if it deems the demand/supply situation within the United States warrants such action. Such actions were taken in fiscal 2006 to offset the effects of hurricane damage and poor sugar beet harvest. Mexican imports into the United States could be higher in the future.

In addition to NAFTA, a number of other trade initiatives and negotiations involving the Americas and other quota holding countries are evolving. In 2005, the United States enacted the Central American/Dominican Republic Free Trade Agreement, or CAFTA. Duty-free access to sugar from CAFTA countries increased 109,000 metric tons over the previous amount during the first year, growing to 151,000 metric ton increase over the first 15 years and 2,640 metric ton increases each year thereafter. It is impossible to determine the impact of CAFTA on the United States sugar market at this time, although these duty-free amounts are relatively minor compared to the current 10 million tons of domestic consumption.

The United States has also negotiated a trade agreement with Australia, which did not include additional sugar access, and is currently negotiating additional agreements with Columbia, Peru, Panama, Thailand and others. These agreements cover many trade issues between the United States and these countries, with sugar being a subject in all of the negotiations. Additionally, a World Trade Organization round of negotiations is in progress, although the agricultural talks have currently stalled with efforts underway to revive discussions. While the impact of these negotiations is unknown at this time, they could provide for additional raw and/or refined sugar access from these trade-agreement countries into the United States. Generally, to the extent that additional sugar access is in the form of raw sugar, such additional access will have a positive effect on our access to raw sugar. To the extent that such additional access is in the form of refined sugar, such product will be competitive to our product offerings.

Environmental Regulation

Our operations are governed by various federal, state and local environmental regulations and these regulations impose effluent and emission limitations, and requirements regarding management of water resources, air resources, toxic substances, solid waste and emergency planning. We make application for environmental permits required under federal, state and local regulations and we have obtained or have filed for environmental permits as required in Georgia and Louisiana. Additional expenditures may be required to comply with future environmental protection standards for current operating facilities, although the amount of any further expenditures cannot be fully estimated.

Research

We operate research and development centers in Sugar Land, Texas and Port Wentworth, Georgia where we conduct research relating to:

•	manufacturing process technology;

•	factory operations; and

•	new product development.

Competition

We compete with other cane sugar refiners and with beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as high-fructose corn syrup, aspartame, saccharin, sucralose and acesulfame-k. We also compete with foodservice distributors and resellers in distributing bag sugar products. Our principal business is highly competitive, where the selling price and our ability to supply a customer’s needs in a timely fashion are important competitive considerations. The freight costs of transporting sugar long distances can affect our sales. Some of our competitors have a competitive advantage of owning all or part of the agricultural production supplying their sugar refining requirements. We believe our key competitors are Domino® Foods, Inc. and United Sugars Corporation.

Employees

At November 30, 2007, we employed 839 employees. Our Port Wentworth, Georgia refinery employs non-union labor. Substantially all of the refinery employees at our Gramercy, Louisiana refinery are covered by a collective bargaining agreement which expires in February 2011. We believe our relationship with our employees is good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on our web site located at www.imperialsugar.com as soon as reasonably practicable after we file or furnish these reports electronically with the SEC. The information on our website is not incorporated by reference into this Form 10-K.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should consider the following factors that could materially affect our business, financial condition or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The domestic sugar industry is affected by a number of external forces that we are unable to predict or control that could cause fluctuations in market prices, which may negatively affect our results of operations.

Our business and results of operations are closely tied to conditions in the domestic sugar market, principally the market prices of both refined sugar and raw cane sugar. The sugar market is affected by a number of external forces that we are unable to predict or control and that historically have been subject to considerable volatility.

A variety of external forces that we are unable to predict influence the domestic sugar market and could adversely affect our business and results of operations, including:

•	the farm and trade policies of the United States government;

•	the number of domestic acres contracted to grow sugar cane and sugar beets;

•	prices of competing crops;

•	energy costs;

•	levels of domestic sugar refining capacity; and

•	weather conditions affecting the sugar cane and sugar beet crops and the operations of facilities operated by us and our competitors.

The domestic sugar business has traditionally been subject to periods of high prices and margins, followed by periods of lower prices and margins. In the past, during periods of high prices, growers have tended to increase their production, which has generally caused a drop in sugar prices until the supply and demand return into balance. Our business consists exclusively of the processing and marketing of refined cane sugar. Consequently, we are unable to counteract the fluctuations to which our business may be subject with revenues or income from businesses that are more predictable or that are subject to different market cycles. As discussed below, partially as a result of the volatile nature of the sugar market, we have at times in the past experienced operating losses and net losses.

Our business could be adversely affected by the effects of existing and future United States farm and trade policies, including the elimination of duties on imports of raw and refined sugar from Mexico in 2008 pursuant to the North American Free Trade Agreement.

Legislative and regulatory actions also substantially influence the domestic raw sugar industry. The principal legislation currently supporting the price of domestic crops of sugar cane and sugar beets is the Farm Security and Rural Investment Act of 2002, or the Farm Bill, which became effective October 1, 2002 and extended the sugar price support program for sugar cane and sugar beets until September 30, 2008. The USDA operates a tariff-rate quota that effectively limits the amount of raw and refined sugar that can be imported into the United States by imposing a tariff on over-quota sugar that makes its import uneconomical. This tariff-rate quota could adversely affect the supply and price of raw sugar available to our sugar refineries if there is a shortfall in domestic production. In addition, marketing allotments under the Farm Bill may reduce the amount and affect the cost of domestic raw sugar that is available to us for refining. Beginning in 2008, the duties on raw and refined sugar imported from Mexico will be eliminated pursuant to NAFTA. As a result, domestic sugar manufacturers may face greater competition from sugar mills and refineries located in Mexico. Any of these factors could adversely affect our results of operations.

In the summer of 2007, the U.S. House of Representatives passed its version of the Farm Bill which contains provisions that might negatively affect the Company’s ability to purchase its raw sugar requirements. The present House-proposed version would codify shipping patterns of imported raw sugar. Such shipping patterns historically have been imposed from time to time by the USDA to limit the amount of sugar that can be imported into the U.S. during any quarter notwithstanding the overall level of the annual TRQ. These restrictions could impede the Company’s ability to secure sufficient supplies of raw sugar to maintain continuous operations at its refineries in the busy fall period. Further, this version also would establish the TRQ at the beginning of any crop year at World Trade Organization minimums and would maintain that level until it was clear that imported sugar would not be a competitive threat to domestic producers. This change might affect the timing of imports during the year. In addition, quota holders might delay making shipments in hopes that the USDA would need to increase quotas during the year. Another provision of the current version would divert surplus sugar from the marketplace to the production of ethanol. This would encourage producers to maximize production in order to fulfill their allocations, with assurance that surpluses would be removed into the energy market. Such conditions could result in reduced tariff rate quota levels. The current Farm Bill expires in 2008 and provisions, if any, of the successor legislation related to the domestic sugar industry and their impact on our operations cannot be predicted.

If demand for sugar decreases in the future, lower sales volumes and lower prices could result, which could affect us adversely.

Domestic demand for refined sugar decreased in 2007 after three years of increased demand. We cannot predict the demand for sugar in the future and this demand could be affected adversely by numerous factors, including:

•	imports of sugar containing products and sugar blends;

•	the impact of changes in the availability, development or potential use of various types of sweeteners;

•	future changes in consumer sweetener preferences, including impact of health concerns; and

•	changes in population.

There are a limited number of sources of raw sugar available to us, and our results of operations will be adversely affected if we are unable to obtain adequate supplies of raw sugar for our refineries on favorable terms.

Over 90% of the raw sugar needs for our Gramercy, Louisiana refinery for the next two years are expected to be supplied by a single supplier, LSCPI, which has announced plans to enter into a joint venture agreement with Cargill to construct and operate a refinery in Louisiana. If that refinery commences operation, we expect that LSCPI will supply substantially all of its raw sugar to such other refinery, and we will need to find other sources of raw sugar for our Gramercy refinery. While we are currently pursuing alternative supplies, there are a limited number of sources of raw sugar, and no assurance that we will be able to make alternative supply arrangement or that such arrangements may be secured on favorable terms.

Supplies of raw sugar can also be adversely affected by increased raw sugar prices in the world market. In early 2006, world raw sugar prices increased substantially, before subsiding later in that year. While world raw sugar prices generally do not affect the price of domestic raw sugar, high world raw sugar prices may attract excess production from exporting countries into the world market, potentially making supplies available for import to the domestic market more scarce. If we have an inadequate supply of raw sugar, we may be unable to efficiently operate our refineries or meet domestic demand for refined sugar. If increases in domestic raw sugar prices occur, we may be unable to offset the increased price of refined sugar to our customers to offset such higher costs, which could adversely affect our refined sugar margins, financial condition, results of operations and cash flows.

Higher energy costs may result in increased operating expenses and reduced results of operations.

Processing raw sugar into refined sugar requires a high level of energy use. We use natural gas, coal and fuel oil to fulfill our energy requirements. Domestic energy prices, particularly natural gas prices, have been higher in recent years although there was a decrease in prices in 2007 from those in 2006. Fuel prices have also led to increased freight costs. We are unable to predict the trend in future prices. Future high energy prices and unforeseen changes in the energy markets could adversely impact our production costs and operating efficiencies.

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

Some competitors may be able to further reduce their product prices because their costs are less than ours or because they have greater financial, technological and other resources than us. In addition, most of our competitors own or control their supply of raw materials. This vertical integration may provide these producers a competitive advantage because they are better able to secure a stable supply of raw materials at more favorable costs than we can. Finally, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Increased competition and price pressure could adversely affect our financial condition, results of operations and cash flows.

Damage to either of our refineries that results in prolonged interruption of operations could materially adversely affect our results.

The Company conducts its operations at two refineries and is dependent upon such facilities for production. Because these facilities are located in coastal areas, they are subject to severe weather conditions, including hurricanes and flooding, as well as to normal hazards that could result in material damage. Damage to either of these refineries, or prolonged interruption in the operation of the facilities due to our dependence on ocean-going raw sugar deliveries, or for repairs or other reasons, would have a material effect on the Company’s business, financial condition, results of operations and cash flows.

We have had losses in the recent past and may be unable to maintain profitable operations.

We have at times in the past experienced operating losses and net losses. While we had a net income of approximately $40 million in fiscal 2007, losses in future years could be incurred and could be attributable to a number of factors, including:

•	low refined sugar prices;

•	low margins between raw sugar and refined sugar prices;

•	high energy costs; and

•	insufficient raw material to enable us to operate our facilities efficiently.

We compete in highly competitive labor markets.

We operate facilities in competitive labor markets and have labor retention and hiring challenges. In the event we are unable to attract and retain qualified personnel, our production efficiencies could be adversely affected.

The Company incurs substantial costs with respect to pension benefits and providing healthcare for its employees.

The Company’s estimates of liabilities and expenses for pensions and post-retirement healthcare benefits require the use of assumptions related to the rate used to discount future liability, the rate of return on plan assets, and the retirement age and mortality of current and retired employees. Future results may differ from these assumptions. In addition, rising healthcare costs and the costs of other employee benefits may affect the Company’s future benefit costs. Such future events may have a material effect on the Company’s financial condition, results of operations, and cash flows.

Our pursuit of acquisitions and other similar initiatives involves risk.

We may in the future acquire or invest in new lines of business or offer our products in new markets. Acquisitions and similar investments involve numerous risks, including:

•	assimilation of operations and personnel;

•	strain on existing management and other resources;

•	opportunity costs of employing capital in such investments;

•	potential loss of the capital invested;

•	consequences of incurring leverage to finance any investment;

•	loss of key employees or key customers of the acquired business; and

•	potential for unrecorded liabilities that are not discovered during due diligence.

We may not realize the expected benefits from future acquisitions or similar investments, and the costs of unsuccessful investment efforts could adversely affect our business and results of operations.

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

ITEM 1 B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We own each of our cane sugar refineries and our corporate headquarters in Sugar Land, Texas. We lease the land and own the property improvements and equipment at a distribution facility in Kentucky, and contract for throughput and storage at a number of warehouses and distribution stations. Certain of these properties are subject to liens securing our credit facility.

In fiscal 2007, we sold the remaining land and buildings at our former refinery in Clewiston, Florida, which ceased operations in 2000, for proceeds of $0.9 million. We also sold the site of our former refinery in Sugar Land, Texas, which ceased operations in 2003, for proceeds of $6.5 million.

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

We settled certain disputes with Southern Minnesota Beet Sugar Cooperative in fiscal 2007. Please see Note 12 to the Consolidated Financial Statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age and position of our executive officers as of December 7, 2007. Our by-laws provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the earlier of the officer’s death, resignation or removal by the Board of Directors.

Name	Age	Positions
Robert A. Peiser	59	President and Chief Executive Officer
John C. Sheptor	49	Executive Vice President and Chief Operating Officer
T. Kay Hastings	45	Senior Vice President—Human Resources
Patrick D. Henneberry	53	Senior Vice President—Commodities
H.P. Mechler	54	Senior Vice President and Chief Financial Officer
William F. Schwer	60	Senior Vice President and General Counsel
J. Eric Story	44	Vice President and Treasurer

Mr. Peiser became President, Chief Executive Officer and a member of our Board of Directors in April 2002. Mr. Peiser has advised the Board that he intends to reduce his involvement with the Company, and will assume the role of Vice Chairman of the Company effective January 29, 2008, and will remain in that capacity through January 2009. In that role, he will assist in strategic projects as well as with industry and governmental affairs. Prior to joining Imperial, Mr. Peiser served as Chairman and Chief Executive Officer of Vitality Beverages, Inc. of Tampa, Florida, a privately owned beverage company, from July 1999 to February 2002. Mr. Peiser is a Director of TEAM, Inc.

Mr. Sheptor became Executive Vice President and Chief Operating Officer in February 2007. Mr. Sheptor will become the President and Chief Executive Officer of the Company in January 2008. Prior to joining Imperial, Mr. Sheptor was Executive Vice President of Merisant Worldwide, Inc., the distributor of Equal®, from 2001 to 2004. Prior to that position, he held supply chain and manufacturing positions for Monsanto Company. Immediately before joining the Company, he was Chief Operating Officer for the Partnership for Supply Chain Management, a non-governmental organization funded by the President’s Emergency Plan for Aids Relief.

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

Market Price of Common Equity and Related Shareholder Matters

Our common stock currently is listed on The NASDAQ Stock Market LLC (NASDAQ) under the symbol “IPSU”. We also have warrants expiring in August 2008 that are listed on NASDAQ under the symbol “IPSUW”. As of November 30, 2007, there were approximately 1,758 shareholders of record of our common stock.

The following table contains information about the high and low sales price per share of our common stock for fiscal years 2007 and 2006 as reported by NASDAQ.

	Sales Price		Dividends Paid
Three months ended	High	Low
Fiscal 2006
December 31, 2005	$16.86	$12.50	$2.55
March 31, 2006	32.33	13.39	0.06
June 30, 2006	36.76	19.12	0.06
September 30, 2006	33.00	21.85	0.06

Fiscal 2007
December 31, 2006	$31.20	$21.75	$0.06
March 31, 2007	35.21	24.27	3.07
June 30, 2007	33.97	25.64	0.07
September 30, 2007	32.04	24.35	0.07

Dividend Policy

Our current credit agreement limits the payment of dividends, other than dividends payable solely in our capital stock, if our average total liquidity (defined as the average of the borrowing base less average actual borrowings and letters of credit), after adjustment on a pro forma basis for such payment, is less than $20 million. In December 2004, our Board of Directors instituted a regular quarterly dividend of $0.05 per share. The regular quarterly dividend was increased to $0.06 per share in January 2006 and to $0.07 per share in January 2007. In October 2005, our Board of Directors declared a special dividend of $2.50 per share, which was paid in November 2005. Additionally, a special dividend of $3.00 per share was declared by our Board of Directors in December 2006 and paid in January 2007. The determination to declare or pay future dividends out of funds legally available for that purpose will be at the discretion of our Board of Directors and will depend on our future earnings, results of operations, financial condition, capital requirements, any future contractual restrictions and other factors our Board of Directors deems relevant.

Unregistered Sales of Equity Securities

Under the Company’s August 2001 plan of reorganization, warrants to purchase an aggregate of 1,111,111 shares of common stock exercisable through August 2008 were issued to persons who were common shareholders of the Company immediately prior to effectiveness of the plan of reorganization. At September 30, 2007, the Company had outstanding warrants to purchase an aggregate of 1,047,973 shares of the Company’s common stock. The exercise price of the warrants is $28.99 per share, and the warrant holders have the right to receive accumulated cash dividends totaling $5.94 per share upon exercise, resulting in an effective exercise price of $23.05 per share. Through September 30, 2007, warrant holders had exercised 1,923 warrants to purchase shares of the Company’s common stock, at an average effective exercise price of $23.36 per share. The issuance of the shares and the conversion of the warrants were exempt from registration under Section 1145 of the U.S. Bankruptcy Code.

Shareholder Return Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index and the American Stock Exchange Consumer Staple Index (IXR) for the period from September 30, 2002 to September 30, 2007. The graph assumes that the value of the investment in the common stock and each index was $1.00 at September 30, 2002 and that all dividends were reinvested on a quarterly basis.

ITEM 6.	Selected Financial Data

The following selected consolidated financial information is derived from our audited consolidated financial statements. This consolidated financial data should be read in conjunction with our consolidated financial statements including the related notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Selected financial data for the last five years is as follows (in thousands of dollars, except per share data):

	Year Ended September 30,
	2007	2006	2005	2004	2003
For the Period:
Net Sales	$875,527	$946,823	$803,774	$785,895	$919,949
Operating Income (Loss)	53,742	71,688	(10,689)	11,809	(7,614)
Income (Loss) from Continuing Operations	43,555	48,412	(5,443)	7,520	(8,999)
Per Share Data:
Income (Loss) from Continuing Operations:
Basic	$3.81	$4.44	$(0.52)	$0.73	$(0.90)
Diluted	$3.71	$4.31	$(0.52)	$0.69	$(0.87)
Cash Dividends Declared per Share	$3.27	$2.73	$0.15	—	—
At Period End:
Total Assets	$360,065	$371,143	$359,791	$415,810	$418,166
Long-term Debt-Net of Current Maturities	1,500	1,500	4,361	6,707	10,975
Total Shareholders’ Equity	200,091	185,885	149,472	176,201	121,413

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our results of operations depend on our success in achieving appropriate margins of sugar sales prices over raw sugar costs and our ability to control our manufacturing, distribution, and administrative costs. These prices and costs in turn are dependent on various market factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugar beets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions and U.S. farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current Farm Bill limits the importation of raw cane sugar and the marketing of domestically produced refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries. Please read “Item 1. Business—Overview of the Sugar Industry” and “—Sugar Legislation and Other Market Factors” and “—Competition”.

Results of Operations

Fiscal Year Ended September 30, 2007 compared to Fiscal Year Ended September 30, 2006

Continuing Operations

Income from continuing operations was $43.6 million in fiscal 2007, a 10.0% decrease from a year earlier, primarily due to lower sales and reduced gross margin, offset in part by an arbitration settlement and certain other gains. Net sales decreased 7.5% as a result of lower sales volumes and prices. Tight domestic sugar supply conditions in fiscal 2006 abated in fiscal 2007 as a result of a record sugar beet crop and the restoration of hurricane-related reductions in cane refining capacity. Prospects of another large sugar beet crop forecasted for the fall of 2007 led to further declines in prices in the second half of fiscal 2007.

	Fiscal Year Ended September 30,
	2007	2006
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$851	$922
By-product Sales	21	21
Other	4	4

Net Sales	$876	$947

Sugar sales comprised approximately 97% of our net sales in fiscal 2007 and 2006. Sugar sales volumes and prices were:

	Fiscal Year Ended September 30,
	2007		2006
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	13,221	$31.37	13,203	$32.22
Consumer	7,987	36.16	8,402	36.57
Foodservice	2,878	34.82	3,958	39.10

Domestic Sales	24,086	33.37	25,563	34.72
World/Toll	2,476	19.07	2,620	13.12

Sugar Sales	26,562	$32.04	28,183	$32.71

Domestic sugar volumes decreased 5.8% and domestic prices decreased 3.9% in fiscal 2007. The tight domestic sugar market supply conditions, driven by a smaller domestic sugar beet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of Gulf Coast hurricanes on the cane sugar industry in the fall of 2005, led to rapidly rising refined sugar prices during fiscal 2006. Additionally, in fiscal 2006, certain channels experienced higher volumes caused by shortages in the domestic industry’s refining capacity in the months immediately following the hurricanes. Beginning late in fiscal 2006 and continuing in fiscal 2007, prices declined from the high levels reached in 2006 due to the restoration of refining capacity and a 12.6% increase in beet sugar production from the crop which commenced harvest in the fall of 2006. Prospects of another large crop and projected surplus inventories have resulted in additional price declines in industrial contracts for fiscal 2008.

A significant portion of our industrial sales are made under fixed price forward sales contracts for generally up to a year, many of which are on a calendar year basis. As a result, industrial sales prices tend to lag market trends. The lag effect of rising industrial contract prices largely matured in the second half of fiscal 2006, and the impact of falling prices was realized more fully each quarter of the current fiscal year as old contracts were completed. As a result, fiscal 2007 industrial prices were 2.6% lower than the prior fiscal year, but 11.5% lower in the fourth quarter. Industrial volumes were essentially flat in fiscal 2007 and include a shift of a toll contract to industrial sales beginning in the second quarter.

Branded consumer volume in the current fiscal year increased from levels achieved in the previous year due to an aggressive sales effort to restore business volumes with the existing customer base as well as to establish sales with new customers. On the other hand, private label consumer volume was down due to both the increased availability of sugar this past fall and increased private label competition, including Mexican imports. Overall, consumer prices in fiscal 2007 were only slightly below the prior year level.

Restoration of the domestic cane production capacity and competitive pressure continue to negatively impact foodservice price and volume. Foodservice prices declined significantly in fiscal 2007, primarily in the earlier part of the year, from the peak prices reached at the end of fiscal 2006. World and toll sales volumes were lower in the current fiscal year compared to the prior year as the conversion of a toll contract to domestic industrial sales largely offset higher world sales. World and toll sales price increased significantly compared to the prior year with the shift of volumes to higher priced world sales.

Partially offsetting the margin impact of lower refined prices, the cost of raw sugar was lower than the prior year. Our cost of domestic raw cane sugar decreased from $21.98 per cwt (on a raw market basis) for last year to $21.00 per cwt this year. The lower domestic raw cane sugar cost increased our gross margin percentage by 2.7%. Lower world raw sugar costs in fiscal 2007 positively impacted gross margin by 0.9%.

Our sugar manufacturing operations are an energy intensive process, consuming approximately 4.6 million mmbtu of energy in fiscal 2007. Natural gas provides approximately half of the energy for our plants, while the remainder of our energy usage is comprised of coal and fuel oil. We purchased approximately 2.7 million mmbtu of natural gas and our average NYMEX basis cost after applying gains and losses from hedging activity decreased to $7.90 per mmbtu in fiscal 2007 compared to $9.92 per mmbtu in 2006. Coal purchased in fiscal 2007 was approximately 1.8 million mmbtu at a price of $3.63 per mmbtu compared to $3.86 per mmbtu in 2006. Energy costs were $2.9 million lower in fiscal 2007 compared to the prior year amounting to an increase of gross margin percentage of 0.3%. We have purchased or hedged approximately 52% of our expected 2.3 million mmbtu natural gas requirements for fiscal 2008 at prices approximately equal to prior year levels. If the balance of our anticipated natural gas purchases were priced in the futures market on November 20, 2007, our fiscal 2008 natural gas costs would be approximately equal to 2007 levels.

Gross margin as a percentage of sales for the twelve months ended September 30, 2007, decreased to 12.0% compared to 13.8% in the prior year, primarily a result of lower sales prices. In addition to the effects of sales prices, raw sugar costs and energy costs described above, gross margin was impacted by higher manufacturing costs. Manufacturing costs increased in the current fiscal year due to increased costs for labor, repair and maintenance costs, property insurance expense, fringe benefit costs and the influence of lower production volumes on unit costs. Increased manufacturing costs in fiscal 2007 (excluding energy) negatively impacted gross margin by approximately 2.4% compared to the prior year.

Selling, general and administrative expense for fiscal 2007 increased $5.4 million from fiscal 2006 primarily due to higher employee benefit costs of $4.6 million, litigation costs of $1.4 million and professional services fees related to corporate development activities of $0.5 million, partially offset by lower compensation costs of $1.6 million. Employee benefit costs were higher in fiscal 2007 primarily as a result of higher medical, workers compensation, pension and post-employment benefits costs. The increase in litigation costs in the current year was primarily in connection with the Southern Minnesota Beet Sugar Cooperative (SMBSC) arbitration case. Overall compensation costs decreased in the current year due to lower incentive compensation, offset in part by higher salary and equity-based compensation costs.

Depreciation expense decreased $0.4 million in fiscal 2007 compared to fiscal 2006 primarily as a result of certain assets becoming fully depreciated.

In June 2007, we were awarded damages of $6.1 million plus interest in connection with an arbitration claim concerning breach of contract under a supply option agreement with SMBSC.

In January 2007, Intercontinental Commodity Exchange, Inc. (NYSE: ICE) merged with the New York Board of Trade (NYBOT) in exchange for a combination of cash and ICE common stock. The merger consideration received for our NYBOT membership interests included cash of $0.8 million and restricted and unrestricted ICE stock, a substantial portion of which has subsequently been sold. A gain of approximately $3.7 million was recorded in connection with this transaction as gain on commodity exchange seats.

In fiscal 2007, we sold the site of a former refinery in Sugar Land, Texas, which ceased operations in 2003, for proceeds of $6.5 million and recorded a gain of approximately $1.9 million. We also sold land and remaining buildings at a former refinery in Clewiston, Florida, which ceased operations in 2000 for proceeds of $0.9 million, and recorded a gain of approximately $0.7 million. No significant asset sales occurred in fiscal 2006.

As a result of the foregoing, operating income was $53.7 million in fiscal 2007 compared to $71.7 million in fiscal 2006.

Interest expense decreased by $0.3 million in fiscal 2007 primarily as a result of our lower debt level.

Interest income increased by $1.7 million in fiscal 2007 primarily due to higher invested balances.

Other income, which includes equity investment earnings from a 45% interest in Wholesome Sweeteners, and distributions from cost basis investments, decreased $0.5 million in fiscal 2007 primarily due to lower equity investment earnings.

Detail of our provision for income taxes, including reconciliation to the statutory federal rates, is provided in Note 6 to the Consolidated Financial Statements.

Discontinued Operations

The loss from discontinued operations in fiscal 2007 resulted primarily from a $3.1 million award in the SMBSC arbitration proceedings discussed above, in connection with SMBSC’s claims against the Company for breach of warranties and covenants.

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

Net sales increased 17.8% for the twelve months ended September 30, 2006, compared to the same period in the prior year. Domestic sugar volumes were essentially flat for the twelve-month period, while domestic prices increased 17.5%. Higher levels of sales were difficult to achieve in part because of logistical disruptions in the first half of the year. In addition, increased private label competition, including Mexican imports, drove lower consumer volumes. Favorable domestic sugar market conditions were driven by a tight domestic supply during most of fiscal 2006 caused by a smaller domestic sugar beet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of Gulf Coast hurricanes in calendar 2005 on the cane sugar industry. Hurricanes damaged standing sugar cane crops in both Florida and Louisiana and caused a key competitor’s cane sugar refinery, which produces over 9% of domestic refined sugar, to close from the end of August 2005 until it resumed production in early December 2005. Additionally, the active hurricane season caused significant disruption of rail and truck transportation service during late summer and fall of 2005. As a result of these factors, we were able to increase our prices for refined sugar.

A significant portion of our industrial sales are done under fixed price forward sales contracts generally for a year, many of which are on a calendar year basis. Fiscal 2006 industrial contracting with some customers commenced as early as spring 2005, prior to the significant increases in market prices. As a result of these factors, industrial sales prices tend to lag market trends and the increase in industrial sales prices early in the fiscal year was not as robust as the increase in consumer and foodservice prices. We realized rising industrial prices throughout fiscal 2006, as the volume of industrial shipments derived from higher priced contracts booked after market prices began rising in late summer of 2005 increased. This lag effect in realized industrial prices precipitated by contracts written after the 2005 market events largely matured in the second half of fiscal 2006.

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

Gross margin as a percentage of sales for the twelve months ended September 30, 2006, increased to 13.8% compared to 5.3% in the prior year. The increase in the fiscal 2006 gross margin percentage is primarily due to increased sugar sales prices, partially offset by higher raw sugar, energy, freight, and manufacturing costs. The increase in domestic sales prices contributed 14.0% to the increase in gross margin. Our cost of domestic raw cane sugar increased from $20.77 per cwt (on a raw market basis) for fiscal 2005 to $21.98 per cwt in fiscal 2006. These higher raw sugar costs decreased our gross margin percentage by 3.3%. The higher cost of world raw sugar in fiscal 2006 more than offset higher world prices resulting in a decrease in gross margin percentage of 0.5%. Energy costs were $7.6 million higher in fiscal 2006 versus fiscal 2005, amounting to a reduction of gross margin percentage of 0.8% for the twelve months. In addition, fuel costs increased our transportation costs, which reduced our gross margin percentage 0.6% in fiscal 2006. Sugar manufacturing costs increased in fiscal 2006 due primarily to increased costs for fringe benefits, taxes and maintenance. Increased manufacturing costs (excluding energy) negatively impacted gross margin by approximately 0.3% compared to fiscal 2005.

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

Interest income increased by $1.6 million in fiscal 2006 primarily due to higher cash balances and interest rates in fiscal 2006 and interest on the settlement of certain contingencies.

Other income decreased $1.2 million in fiscal 2006 compared to prior year primarily as a result of revaluation of a guarantee obligation in fiscal 2005.

Detail of our provision for income taxes, including reconciliation to the statutory federal rates, is provided in Note 6 to the Consolidated Financial Statements.

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

We have a senior secured revolving credit agreement (the Revolver) which provides for up to $100 million (subject to a borrowing base) of revolving credit loans. At September 30, 2007, we had no outstanding borrowings under the Revolver and we had unused capacity of $94 million, after deducting outstanding letters of credit totaling $6 million.

The Revolver is secured by our cash and cash equivalents, accounts receivable, inventory, certain investments and certain property, plant and equipment. Each of our subsidiaries is either a borrower or a guarantor under the facility. In fiscal 2007, we amended the Revolver led by Bank of America, N.A. and extended its maturity to December 31, 2011. Interest on borrowings under the Revolver was reduced to LIBOR plus a margin that varies (with liquidity, as defined) from 1.00% to 1.75%, or the base rate (Bank of America prime rate) plus a margin of negative 0.25% to positive 0.25%.

The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	enter into sale and leaseback transactions;

•	change our fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

In addition, in the event that our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for fiscal 2007 was $152 million.

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

Our capital expenditures for the twelve months ended September 30, 2007 were $12.8 million. Capital expenditures in fiscal 2008 are expected to total between $16 million and $18 million, of which approximately $7 million relates to normal equipment replacement, product quality and safety improvements and the balance relates to productivity improvements, energy savings and technology investments.

Pension liabilities of $45.1 million, along with a $12.1 million liability for postretirement and post employment medical benefits and deferred compensation liabilities of $9.1 million comprised the substantial portion of the non-current deferred employee benefits and other liabilities at September 30, 2007.

Our contributions to company-sponsored pension plans totaled $12.2 million in fiscal 2007 and are expected to total approximately $5.3 million in fiscal 2008. Based on consultation with our outside actuary, assuming no change in current interest rates and assuming the plans’ assets grow at 8% per year, we estimate that our required contributions will approximate $10.7 million in 2009, $10.3 million in 2010, $9.6 million in 2011 and $9.1 million in 2012.

In fiscal 2007, we paid dividends totaling $3.27 per share, including a special dividend of $3.00 per share paid in January 2007.

Our sugar production operations require significant working capital. Management believes that the Revolver and cash flow from operations will provide sufficient capital to meet anticipated working capital and operational needs during fiscal 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

The following table provides a summary of contractual commitments as of September 30, 2007, for the periods indicated:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Millions of Dollars)
Long-term Debt Payments(1)	$2.5	$0.1	$0.2	$0.2	$2.0
Operating Leases	5.4	1.9	2.5	0.7	0.3
Purchase Obligations:
Raw Sugar(2)	602.6	375.2	227.4	—	—
Other(3)	6.9	6.9	—	—	—

Total Purchase Obligations	609.5	382.1	227.4	—	—
Other Long-term Liabilities Reflected on Balance Sheet Under GAAP(4)	9.1	1.0	2.1	1.6	4.4

Total	$626.5	$385.1	$232.2	$2.5	$6.7

(1)	Includes interest.
(2)	Includes an estimated price for variably priced raw sugar contracts; actual price paid in the future will vary and such variance may be significant. Does not include raw sugar futures contracts which are not expected to result in actual delivery.
(3)	Includes open purchase orders for the purchase of goods and services issued in the ordinary course of business.
(4)	Includes projected future benefit payments for deferred compensation programs for certain current and former employees. Does not include pension and postretirement benefit costs. See Note 7 to the Consolidated Financial Statements.

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

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements for fiscal 2007. The following is a summary of the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Credit Losses: We extend trade credit to customers on substantially all of our sales and are subject to credit risk in the event of non-payment. We provide an allowance for estimated credit losses based on a review of prior loss history, a review of the trend in credit quality statistics about the receivable portfolio such as past due percentages, a review of individual credit extensions and other factors. As of September 30, 2007, the allowance for estimated credit losses, which is reported as a reduction of accounts receivable in the consolidated balance sheet, was $0.8 million. Actual credit losses in the future may vary from this estimate.

Allowance for Trade Promotions and Coupon Redemptions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reduction for the sale of our products to consumers, reimbursement of customer paid advertising and amounts paid to obtain favorable display positions in retailers’ stores. Accruals for trade promotions are recorded at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us or by direct payment to customers. From time to time, we distribute coupons to consumers for our branded retail products, and accrue a liability for the estimated redemption costs based on historical rates. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers and the actual cost of coupon programs is dependent on actual consumer redemption rates. Allowances for trade promotions and coupon redemptions recorded in the balance sheet at September 30, 2007 total $3.5 million. Final determination of trade promotion allowances and coupon redemption may result in adjustments in future periods.

Defined Benefit and Medical Retirement Plans: The plan obligations and related assets of defined benefit and medical retirement plans are presented in Note 7 to the Consolidated Financial Statements. Pension plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined based on consultation with actuaries and are based in part on a number of assumptions we provide. Key assumptions in measuring the plan obligations include the discount rate, retirement rates, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. In determining the discount rate, we use the yield on Moody’s AA rated, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. At September 30, 2007, the actuarial assumption for our plans were: discount rate of 6.41%; long-term rate of return on plan assets of 8%; and healthcare cost trend rate ranging from 5% to 8%. A 1% change in the discount rate would change our recorded retirement obligations by approximately $21.4 million, while a 1% change in the assumed rate of return on assets would change annual costs by $1.5 million. The impact of changes in healthcare trend rates is described in Note 7 to the Consolidated Financial Statements.

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

Accounting for Income Taxes: Accounting for income taxes requires significant judgment in estimating the probability of the future tax benefit expected to be realized from future tax deductions attributable to temporary differences and loss carryforwards. As described in Note 6 to the Consolidated Financial Statements, we provided a valuation allowance for that portion of the tax benefit attributable to capital loss carryforwards not deemed more likely than not to be realized. We concluded that future tax benefits of all other tax deductions from temporary book/tax differences are more likely than not to be realized in future years. The ultimate realization of these tax benefits is dependent on our operations generating sufficient taxable income during the future periods to offset the deductions and carryforwards. Additionally, the final resolution of certain tax positions we have taken or expect to take in filed tax returns is sometimes uncertain, and may be subject to adjustment in future periods. We evaluate the likelihood that a filed position will ultimately be sustained, and have recorded a contingent liability of $7.8 million for such uncertainties. The ultimate resolution of these uncertainties may require an adjustment to this recorded amount.

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

In June 2006, the FASB issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company’s fiscal year beginning October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to the opening shareholders’ equity in the year of adoption. The Company is analyzing the impact the adoption of FIN 48 will have on its consolidated financial statements, but expects the adjustment to opening shareholders’ equity to be approximately $1 million to $2 million.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). This statement amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosure about Pension and Other Postretirement Benefits. It requires measurement of the funded status of a plan as of the balance sheet date. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement date provisions of SFAS 158 in fiscal 2009.

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

We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations. Gains and losses on raw sugar futures and options are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period the forecasted purchase impacts earnings. Our derivatives hedging activity is supervised by a senior risk management committee which monitors and reports compliance with our risk management policy to the Audit Committee of the Board of Directors.

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of September 30, 2007.

	Expected Maturity Fiscal 2008	Expected Maturity Fiscal 2009
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	1,692,000	1,000
Weighted Average Contract Price (per cwt)	$21.33	$22.00
Contract Amount	$36,102,000	$25,000
Weighted Average Fair Value (per cwt)	$21.08	$21.35
Fair Value	$35,679,000	$24,000

	Expected Maturity Fiscal 2008	Expected Maturity Fiscal 2009
World Futures Contracts (net long positions):
Contract Volumes (cwt)	1,291,000	18,000
Weighted Average Contract Price (per cwt)	$9.84	$10.07
Contract Amount	$12,702,000	$180,000
Weighted Average Fair Value (per cwt)	$10.15	$10.35
Fair Value	$13,113,000	$185,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At September 30, 2006, our domestic futures position was a net long position of 1.8 million cwt at an average contract price of $21.70 and an average fair value price of $21.07. Our world futures position at September 30, 2006 was a net long position of 0.2 million cwt at an average contract price of $12.31 and an average fair value price of $11.82.

The information in the table below presents our natural gas futures positions outstanding as of September 30, 2007.

Expected Maturity Fiscal 2008
Futures Contracts (long positions):
Contract Volumes (mmbtu)	820,000
Weighted Average Contract Price (per mmbtu)	$8.54
Contract Amount	$7,003,000
Weighted Average Fair Value (per mmbtu)	$7.69
Fair Value	$6,309,000

At September 30, 2006, our natural gas futures position was a long position of 0.9 million mmbtu with an average contract price of $8.91 and an average fair value price of $7.26.

At September 30, 2007 and 2006, we had no financial instruments which were sensitive to interest rate changes.

ITEM 8.	Financial Statements and Supplementary Data

See the index of financial statements and financial statement schedules under “Item 15. Exhibits, Financial Statement Schedules.”

Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

	Fiscal Year 2007
	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Net Sales	$226,998	$212,610	$216,356	$219,563
Gross Margin	38,769	24,747	22,249	19,189
Income from Continuing Operations	15,700	8,702	11,379	7,774
Income (Loss) from Discontinued Operations	—	—	(3,776)	460
Net Income	15,700	8,702	7,603	8,234
Earnings Per Share:
Income from Continuing Operations:
Basic	$1.41	$0.76	$0.98	$0.67
Diluted	1.37	0.74	0.95	0.65
Income (Loss) from Discontinued Operations:
Basic	—	—	$(0.32)	$0.04
Diluted	—	—	(0.31)	0.04
Net Income:
Basic	$1.41	$0.76	$0.66	$0.71
Diluted	1.37	0.74	0.64	0.69
Cash Dividends Paid	$0.06	$3.07	$0.07	$0.07

	Fiscal Year 2006
	Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Net Sales	$253,986	$221,264	$231,294	$240,279
Gross Margin	32,333	25,284	35,656	37,179
Income from Continuing Operations	11,051	7,132	14,773	15,456
Income from Discontinued Operations	935	—	437	275
Net Income	11,986	7,132	15,210	15,731
Earnings Per Share:
Income from Continuing Operations:
Basic	$1.05	$0.65	$1.31	$1.39
Diluted	0.98	0.63	1.26	1.34
Income from Discontinued Operations:
Basic	$0.09	—	$0.04	$0.02
Diluted	0.08	—	0.04	0.02
Net Income:
Basic	$1.14	$0.65	$1.35	$1.41
Diluted	1.06	0.63	1.30	1.36
Cash Dividends Paid	$2.55	$0.06	$0.06	$0.06

ITEM 9.	Change s in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting as of September 30, 2007 can be found on page 37 of the Financial Section of this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accountant Fees and Services

Information regarding our executive officers is included in Part I of this report. The other information required by Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2007, and is incorporated in this report by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.

All schedules and other statements for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or are inapplicable.

(a)(3) Exhibits.

Exhibit No.	Document

*3(a)(1)	Amended and Restated Articles of Incorporation of Reorganized Imperial Sugar (previously filed as an Exhibit the Form 8-K dated September 12, 2001 and incorporated herein by reference).

*3(a)(2)	Articles of Amendment dated February 28, 2002, to the Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(2) to the 2002 Form 10-K and incorporated herein by reference).

Exhibit No.	Document

*3(b)	Amended and Restated By-Laws of Reorganized Imperial Sugar (previously filed as an Exhibit to the Form 8-K dated September 12, 2001 and incorporated herein by reference).

The Company is a party to several long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4 (iii)(A) of Item 601 (b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*4(a)	Rights Agreement dated as of December 31, 2002 between the Company and The Bank of New York (previously filed as Exhibit 4(a) to the 2002 Form 10-K and incorporated herein by reference).

*4(b)	Warrant Agreement dated as of August 28, 2001 between Imperial Sugar Company and The Bank of New York, as warrant agent (previously filed as an Exhibit to the Form 8-K dated September 12, 2001 and incorporated herein by reference).

*†10(a)(1)	Specimen of Employment Agreement (Form A) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(1) to the 2001 Form 10-K and incorporated herein by reference).

*†10(a)(2)	Specimen of Employment Agreement (Form B) for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(3) to the 2002 Form 10-K and incorporated herein by reference).

†10(a)(3)	Schedule of Employment Agreements.

*†10(a)(4)	Amendment to Employment Agreement of William F. Schwer (previously filed as Exhibit 10.3 to the Form 8-K dated December 19, 2005 and incorporated herein by reference).

*†10(a)(5)	Amendment to Employment Agreement of Robert A. Peiser (previously filed as Exhibit 10.2 to the Form 8-K dated December 19, 2005 and incorporated herein by reference).

*†10(a)(6)	Specimen of Change in Control and Severance Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(5) to the 2002 Form 10-K and incorporated herein by reference).

†10(a)(7)	Schedule of Change in Control and Severance Agreements.

*†10(a)(8)	Specimen of Change in Control Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(7) to the 2002 Form 10-K and incorporated herein by reference).

†10(a)(9)	Schedule of Change in Control Agreements.

*†10(b)(1)	Imperial Holly Corporation Salary Continuation Plan (as amended and restated effective August 1, 1994) (previously filed as Exhibit 10(b)(1) to the June 1994 Form 10-Q and incorporated herein by reference).

*†10(b)(2)	Specimen of Imperial Sugar’s Salary Continuation Agreement entered into with W.F. Schwer (previously filed as Exhibit 10(b)(3) to the June 1994 Form 10-Q and incorporated herein by reference).

*†10(c)(1)	Imperial Holly Corporation Benefit Restoration Plan (as amended and restated effective August 1, 1994) (previously filed as Exhibit 10(c)(1) to the June 1994 Form 10-Q and incorporated herein by reference).

*†10(c)(2)	Specimen of Imperial Sugar’s Benefit Restoration Agreement entered into with W.F. Schwer (previously filed as Exhibit 10(c)(2) to the June 1994 Form 10-Q and incorporated herein by reference).

Exhibit No.	Document

*†10(d)	Imperial Holly Corporation Retirement Plan For Non-employee Directors (previously filed as Exhibit 10(j) to the 1994 Form 10-K and incorporated herein by reference).

*†10(e)(1)	Long-Term Incentive Plan of Reorganized Imperial Sugar Company (previously filed as Exhibit 10(f) to the 2001 Form 10-K and incorporated herein by reference).

*†10(e)(2)	Specimen of Imperial Sugar Company Long Term Incentive Plan Non Qualified Stock Option Award Agreement (previously filed as Exhibit 10(e)(2) to the 2005 Form 10-K and incorporated herein by reference).

*†10(e)(3)	Specimen of Stock Appreciation Rights Agreement (previously filed as Exhibit 10(e)(3) to the 2005 Form 10-K and incorporated herein by reference).

*10(f)(1)	Amended and Restated Credit Agreement dated as of December 1, 2004 among the financial institutions named therein, as lenders, Bank of America, N.A., as administrative agent, and Imperial Sugar Company (previously filed as an Exhibit to the Form 8-K dated December 1, 2004 and incorporated by reference herein).

*10(f)(2)	Omnibus Amendment to Amended and Restated Credit Agreement dated January 1, 2006 by and among Bank of America , N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4(b)(1) to the March 2006 Form 10-Q and incorporated herein by reference).

*10(f)(3)	Second Amendment to Amended and Restated Credit Agreement dated March 15, 2006 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4(b)(2) to the March 2006 Form 10-Q and incorporated herein by reference).

*10(f)(4)	Third Amendment to Amended and Restated Credit Agreement dated July 30, 2007 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4 to the June 2007 Form 10-Q and incorporated herein by reference).

*10(g)	Stock and Asset Purchase Agreement, dated as of August 16, 2005, by and between Imperial Sugar Company, Ragus Holdings, Inc. and Southern Minnesota Beet Sugar Cooperative (previously filed as Exhibit 10 to Imperial Sugar’s Current Report on Form 8-K and filed August 19, 2005 and incorporated herein by reference).

†10(h)	Summary of Imperial Sugar Company Management Incentive Plan for fiscal 2007 and 2008.

*14	Code of ethics (previously filed as Exhibit 16 to the 2006 Form 10-K and incorporated herein by reference).

21	Subsidiaries of Imperial Sugar Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Indicates we have previously filed the exhibit with the SEC as indicted in the document description. We incorporate those previously filed exhibits in this report by reference.
†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2007.

IMPERIAL SUGAR COMPANY

By:	/s/ ROBERT A. PEISER
Robert A. Peiser
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 7, 2007.

Signature	Title

/s/ ROBERT A. PEISER Robert A. Peiser	Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ H.P. MECHLER H. P. Mechler	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES J. GAFFNEY James J. Gaffney	Chairman of the Board of Directors

/s/ CURTIS G. ANDERSON Curtis G. Anderson	Director

/s/ GAYLORD O. COAN Gaylord O. Coan	Director

/s/ YVES-ANDRE ISTEL Yves-Andre Istel	Director

/s/ ROBERT S. KOPRIVA Robert S. Kopriva	Director

/s/ GAIL A. LIONE Gail A. Lione	Director

/s/ DAVID C. MORAN David C. Moran	Director

/s/ JOHN K. SWEENEY John K. Sweeney	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including Imperial Sugar Company’s principal executive officer and principal financial and accounting officer, is responsible for establishing and maintaining adequate internal control over Imperial Sugar Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Sugar Company’s internal control over financial reporting was effective as of September 30, 2007.

The effectiveness of our internal control over financial reporting as of September 30, 2007, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Robert A. Peiser	/s/ H.P. Mechler
Robert A. Peiser	H.P. Mechler
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the internal control over financial reporting of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007 of the Company and our report dated December 7, 2007 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE, LLP

Houston, Texas

December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imperial Sugar Company and subsidiaries at September 30, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE, LLP

Houston, Texas

December 7, 2007

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$74,229	$56,250
Marketable Securities	20,693	308
Accounts Receivable—Net	49,409	54,192
Inventories:
Finished Products	34,156	53,118
Raw and In-Process Materials	54,197	72,844
Supplies	11,767	11,037

Total Inventory	100,120	136,999
Prepaid Expenses	7,342	7,526
Assets Held for Sale	—	4,791

Total Current Assets	251,793	260,066
Other Investments	3,683	2,826
Property, Plant and Equipment—Net	88,649	90,449
Deferred Income Taxes—Net	13,226	15,073
Other Assets	2,714	2,729

Total	$360,065	$371,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable—Trade	$69,057	$67,574
Current Maturities of Long-Term Debt	—	2,665
Other Current Liabilities	20,991	30,214

Total Current Liabilities	90,048	100,453

Long-Term Debt—Net of Current Maturities	1,500	1,500
Deferred Employee Benefits and Other Liabilities	68,426	83,305
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,808,743 and 11,292,449 Shares Issued at September 30, 2007 and 2006	123,665	117,161
Retained Earnings	104,586	101,841
Accumulated Other Comprehensive Loss	(28,160)	(33,117)

Total Shareholders’ Equity	200,091	185,885

Total	$360,065	$371,143

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006	2005
	(In Thousands of Dollars, Except Share and Per Share Amounts)
Net Sales	$875,527	$946,823	$803,774
Cost of Sales	(770,573)	(816,371)	(761,532)
Selling, General and Administrative Expense	(49,596)	(44,149)	(43,123)
Depreciation	(14,127)	(14,499)	(12,739)
Gain on Arbitration Settlement	6,752	—	—
Gain on Commodity Exchange Seats	3,654	—	—
Gain (Loss) on Operating Asset Dispositions	2,105	(116)	2,931

Operating Income (Loss)	53,742	71,688	(10,689)
Interest Expense	(1,849)	(2,156)	(2,909)
Interest Income	3,951	2,237	593
Gain on Non-Operating Asset Dispositions	—	—	1,854
Other Income—Net	1,464	1,929	3,090

Income (Loss) from Continuing Operations Before Income Taxes	57,308	73,698	(8,061)
Benefit (Provision) for Income Taxes	(13,753)	(25,286)	2,618

Income (Loss) from Continuing Operations	43,555	48,412	(5,443)
Income (Loss) from Discontinued Operations	(3,316)	1,647	(13,865)

Net Income (Loss)	$40,239	$50,059	$(19,308)

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$3.81	$4.44	$(0.52)
Income (Loss) from Discontinued Operations	(0.29)	0.15	(1.32)

Net Income (Loss)	$3.52	$4.59	$(1.84)

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$3.71	$4.31	$(0.52)
Income (Loss) from Discontinued Operations	(0.28)	0.14	(1.32)

Net Income (Loss)	$3.43	$4.45	$(1.84)

Weighted Average Shares Outstanding:
Basic	11,445,506	10,905,153	10,484,399

Diluted	11,724,463	11,239,699	10,484,399

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In Thousands of Dollars)
BALANCE September 30, 2004	10,373,700	$109,241	$101,574	$(34,614)	$176,201
Comprehensive Income:
Net Loss			(19,308)		(19,308)
Change in Unrealized Securities Gains and Losses (Net of Tax of $7)				11	11
Change in Derivative Fair Value (Net of Tax of $2,997)				5,175	5,175
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $1,304)				(2,252)	(2,252)
Change in Minimum Pension Liability (Net of Tax of $12,371)				(18,908)	(18,908)
Adjustment of Pension Liability in Sale of Discontinued Operations (Net of Tax of $5,166)				8,917	8,917

Total Comprehensive Loss					(26,365)
Dividends			(1,573)		(1,573)
Stock Options Exercised and Restricted Stock Grants	187,317	1,209			1,209

BALANCE September 30, 2005	10,561,017	110,450	80,693	(41,671)	149,472
Comprehensive Income:
Net Income			50,059		50,059
Change in Unrealized Securities Gains and Losses (Net of Tax of $1)				(2)	(2)
Change in Derivative Fair Value (Net of Tax of $2,925)				(5,326)	(5,326)
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $27)				(50)	(50)
Change in Minimum Pension Liability (Net of Tax of $5,071)				8,358	8,358

Total Comprehensive Income (As restated, see Note 1)					53,039
Adjustments to Initially Apply FAS158 Related to Pension & Other Postretirement Benefits (Net of Tax of $3,195)				5,574	5,574
Dividends			(28,911)		(28,911)
Stock Options and Warrants Exercised and Restricted Stock Grants	746,315	6,843			6,843
Shares Canceled	(14,883)	(132)			(132)

BALANCE September 30, 2006	11,292,449	117,161	101,841	(33,117)	185,885
Comprehensive Income:
Net Income			40,239		40,239
Change in Unrealized Securities Gains and Losses (Net of Tax of $20)				28	28
Change in Derivative Fair Value (Net of Tax of $343)				505	505
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $812)				1,194	1,194
Change in Pension and Other Postretirement Benefits Liability (Net of Tax of $2,196)				3,230	3,230

Total Comprehensive Income					45,196
Dividends			(37,494)		(37,494)
Stock Options and Warrants Exercised and Restricted Stock Grants	516,294	6,504			6,504

BALANCE September 30, 2007	11,808,743	$123,665	$104,586	$(28,160)	$200,091

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$40,239	$50,059	$(19,308)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	14,127	14,499	12,739
Deferred Income Taxes	(434)	19,952	2,618
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	2,006	(77)	(3,556)
Cash Paid (Received) on Change in Fair Value of Derivative Instruments	848	(8,251)	8,172
Non-Cash Portion of Gain on Commodity Exchange Seats	(2,893)	—	—
Loss (Gain) on Asset Dispositions	(2,105)	116	(4,785)
Loss (Income) from Discontinued Operations	3,316	(1,647)	13,865
Stock-Based Compensation	1,748	554	181
Excess Tax Benefits from Stock-Based Compensation	(2,346)	(3,368)	—
Other	(78)	(596)	792
Changes in Operating Assets and Liabilities (Excluding Operating Assets and Liabilities Sold in Dispositions):
Accounts Receivable	584	341	825
Inventories	36,879	(41,352)	(1,227)
Prepaid Expenses and Other Assets	(270)	4,511	(7,243)
Accounts Payable—Trade	1,483	(1,568)	9,709
Other Liabilities	(16,953)	5,833	(33,679)

Net Cash Provided by (Used in) Continuing Operations	76,151	39,006	(20,897)
Net Cash Provided by (Used in) Discontinued Operations	(3,281)	1,285	21,996

Net Cash Provided by Operations	72,870	40,291	1,099

Investing Activities:
Capital Expenditures—Continuing Operations	(12,829)	(8,462)	(10,780)
Capital Expenditures—Discontinued Operations	—	—	(3,628)
Investment in Marketable Securities	(123,103)	(366)	(1,149)
Proceeds from Maturity of Marketable Securities	103,153	366	1,389
Proceeds from Sale of Marketable Securities	2,327	—	—
Proceeds from Sales of Assets	7,382	10	6,448
Proceeds from Sales of Discontinued Operations	3,824	229	59,088
Other	—	(83)	77

Investing Cash Flow	(19,246)	(8,306)	51,445

Financing Activities:
Repayment of Revolving Credit—Net	—	—	(3,250)
Repayment of Long-Term Debt	(2,665)	(2,369)	(2,084)
Cash Dividends	(37,212)	(28,835)	(1,573)
Stock Option and Warrant Proceeds	2,153	2,922	1,028
Excess Tax Benefits from Stock-Based Compensation	2,346	3,368	—
Other	(267)	—	—

Financing Cash Flow	(35,645)	(24,914)	(5,879)

Increase in Cash and Cash Equivalents	17,979	7,071	46,665
Cash and Cash Equivalents, Beginning of Period	56,250	49,179	2,514

Cash and Cash Equivalents, End of Period	$74,229	$56,250	$49,179

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007, 2006, and 2005

1. ACCOUNTING POLICIES

The Company/Basis of Presentation

The consolidated financial statements include the accounts of Imperial Sugar Company and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products. The Company sold its Holly Sugar subsidiary (Holly), a beet sugar processor, in September 2005 and has reported the results of that business as discontinued operations.

Restatement and Reclassifications

The Company adopted the funded status recognition provisions of SFAS 158 effective September 30, 2006 and recorded a credit of $5.6 million. In adopting the recognition and disclosure provisions of SFAS 158 as of September 30, 2006, the Company incorrectly presented the adjustment to initially apply SFAS 158 related to pension and other post retirement benefits as part of comprehensive income in its Consolidated Statement of Changes in Shareholders’ Equity for the year ended September 30, 2006. The adjustment to initially apply SFAS 158 related to pension and other post retirement benefits should have been reported as a direct adjustment to accumulated other comprehensive loss. The effect of excluding the SFAS 158 transition adjustment changed fiscal 2006 reported comprehensive income from $58.6 million previously reported to $53.0 million, as restated.

Certain reclassifications were made to prior years’ financial statements to conform to current year presentation.

Business Risks

The Company is significantly affected by market factors, including demand for and price of refined sugar and raw cane sugar and the price and availability of energy. These market factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugar beets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally through the limitations on importation of raw cane sugar for domestic consumption and marketing allotments.

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at the time of purchase.

Marketable Securities

The Company’s marketable securities which are classified as “available for sale” are reflected in the Consolidated Balance Sheet at fair market value, with the aggregate unrealized gain, net of related deferred tax liability, included as a separate component of comprehensive income within shareholders’ equity.

Auction rate securities which have stated maturities beyond 12 months and have a ready market, are viewed by the Company as available to support current operations or other cash requirements as needed and are classified as current assets in the accompanying consolidated balance sheet based on the provision of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Current Liabilities.

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

Inventories

Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in, first-out (LIFO) method. All other costs are determined under the first-in, first-out (FIFO) or average method. LIFO inventory at September 30, 2007 is approximately $0.1 million lower than would be reported on the FIFO inventory valuation method. Supplies inventory includes operating and packaging supplies as well as maintenance parts utilized in the Company’s manufacturing operations.

Revenue Recognition

The Company recognizes revenues when products are shipped under contract terms or approved purchase orders at stated prices and all significant obligations of the Company have been satisfied. Risk of loss passes at time of shipment. Provisions are made for estimated returns and estimated credit losses.

Hedge Accounting

The Company uses raw sugar futures and options in its raw sugar purchasing programs and uses natural gas futures, options and basis swaps to hedge natural gas purchases used in its manufacturing operations. The Company applies the hedge accounting provisions of Statement of Financial Accounting Standards (SFAS)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

No. 133, Accounting for Derivative Instruments and Hedging Activity, for these cash flow hedge instruments. Eligible gains and losses on raw sugar futures and options are deferred and recognized as part of the cost of inventory purchases and charged or credited to cost of sales as such inventory is sold. Eligible gains and losses on natural gas futures, options and basis swaps are deferred and recognized as part of the cost of the natural gas purchases and charged to cost of sales in the period the forecasted purchase impacts earnings.

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

Depreciation is provided principally on the straight-line method over the estimated service lives of the assets. In general, buildings are depreciated over 10 to 20 years and machinery, equipment and software over 3 to 25 years.

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

Fair Value of Financial Instruments

The fair value of financial instruments is estimated based upon market trading information, where available. Absent published market values for an instrument, management estimates the fair value of long-term debt based on quotations from broker/dealers or interest rate information for similar instruments. The carrying amount of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

Federal Income Taxes

Federal income tax expense includes the current tax obligation or benefit and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities. The Company evaluates the realizability of deferred tax assets quarterly.

Stock-Based Compensation

The Company adopted the provisions of the revised SFAS No. 123, Share-Based Payment (SFAS 123R) in fiscal 2006. SFAS 123R requires that companies recognize compensation expense for awards of equity instruments based on the grant date fair value of those awards.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

Environmental Matters

The Company provides for environmental remediation costs based on estimates of known environmental remediation exposure when such amounts are probable and estimable. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Capital costs incurred to prevent future environmental contamination are capitalized.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company’s fiscal year beginning October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to the opening shareholders’ equity in the year of adoption. The Company is analyzing the impact the adoption of FIN 48 will have on its consolidated financial statements, but expects the adjustment to opening shareholders’ equity to be approximately $1 million to $2 million.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). This statement amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosure about Pension and Other Postretirement Benefits. It requires measurement of the funded status of a plan as of the balance sheet date. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement date provisions of SFAS 158 in fiscal 2009.

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

2. MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company’s marketable securities at September 30, 2007 and 2006 consisted of (in thousands):

	September 30,
	2007	2006
U.S. Treasury Securities	$255	$252
Auction Rate Securities	19,950	—
Equity Securities	432	—
Certificate of Deposit	56	56

Total Marketable Securities	$20,693	$308

The U.S. Treasury securities and certificate of deposit are pledged to secure certain insurance obligations.

Noncurrent other investments at September 30, 2007 and 2006 consisted principally of a limited partnership interest in a company which owns an interest in a fuel oil terminal in the Port of Houston and the Company’s minority interest in an organic sweetener business. The balance at September 30, 2007 also included $0.4 million of Intercontinental Commodity Exchange, Inc. (NYSE: ICE) stock.

In January 2007, ICE merged with the New York Board of Trade (NYBOT) in exchange for a combination of cash and ICE common stock. The Company was a member of NYBOT and has two seats on the exchange, which gives the Company trading privileges in the sugar futures and options contracts traded on the exchange. The merger consideration received for the Company’s membership interests included cash of $0.8 million and restricted and unrestricted ICE stock. A gain of approximately $3.7 million was recorded in connection with this transaction. At September 30, 2007, the Company owned $0.4 million of restricted stock, recorded in marketable securities, which it sold in October 2007, and an additional $0.4 million of restricted stock, recorded in other investments, which it intends to hold in order to retain its trading privileges on the exchange.

In October 2007, the Company received an $11.2 million cash distribution from its long-term limited partnership investment, as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. The Company expects to report the distribution as income in its first fiscal quarter ending December 31, 2007.

3. ACCOUNTS RECEIVABLE

Accounts receivable are reported net of an allowance for credit losses of $0.8 million at September 30, 2007 and $0.9 million at September 30, 2006. The provision for credit losses charged to selling, general and administrative expenses was a credit of $0.1 million in fiscal 2007 and fiscal 2006 and a charge of $0.5 million in fiscal 2005.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands of dollars):

	September 30,
	2007	2006
Land	$3,412	$3,340
Buildings, Machinery and Equipment	145,408	137,158
Construction in Progress	5,807	3,625

Total	154,627	144,123
Less Accumulated Depreciation	(65,978)	(53,674)

Property, Plant and Equipment—Net	$88,649	$90,449

5. LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

	September 30,
	2007	2006
Senior Bank Revolving Credit Loans	—	—
Industrial Revenue Bonds	$1,500	$1,500
Non-interest Bearing Notes	—	2,665

Total Long-term Debt	1,500	4,165
Less Current and Deemed Current Maturities	—	2,665

Long-term Debt, Net	$1,500	$1,500

The Company has a senior secured revolving credit facility (Revolver) providing for loans of up to $100 million (subject to a borrowing base). This facility is used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The Revolver matures on December 31, 2011 and will have no financial covenants so long as average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) exceeds $20 million; otherwise a minimum EBITDA test would apply. The Revolver limits the Company’s ability to pay dividends if average total liquidity, after adjustment on a pro forma basis for such payment, is less than $20 million. Average total liquidity during fiscal 2007 was $152 million. The facility is secured by the Company’s cash and cash equivalents, accounts receivable, inventory, certain investments and certain plant, property, and equipment. All subsidiaries of the Company are borrowers or guarantors under the facility.

Interest rates on the Revolver are LIBOR plus a margin that varies (with liquidity, as defined) from 1.00% to 1.75%, or the base rate (Bank of America prime rate) plus a margin of negative 0.25% to positive 0.25%.

Although the final maturity of the Revolver is December 31, 2011, the Company classifies debt under the Revolver as current, pursuant to Emerging Issues Task Force Issue 95-22. The agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

The industrial revenue bond has a fixed interest rate of 6.4% with a maturity date in 2017.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

Non-interest bearing notes were issued in 2001 to certain former employees and directors who were participants in non-qualified pension and deferred compensation plans. The notes were fully paid in fiscal 2007.

Cash paid for interest on debt and other long-term liabilities was $1.3 million, $1.6 million and $2.2 million for the years ended September 30, 2007, 2006 and 2005, respectively. Interest capitalized as part of the cost of constructing assets was $0.1 million, $0.1 million and $0.2 million for the years ended September 30, 2007, 2006 and 2005, respectively.

6. INCOME TAXES

The components of the consolidated income tax provision (benefit) from continuing operations, were as follows (in thousands of dollars):

	Year Ended September 30,
	2007	2006	2005
Federal:
Current	$13,961	$4,589	$—
Deferred	5,018	21,051	(2,391)
State:
Current	226	745	—
Deferred	(970)	724	(227)

Total Before Valuation Allowance	18,235	27,109	(2,618)
Valuation Allowance	(4,482)	(1,823)	—

Total	$13,753	$25,286	$(2,618)

The consolidated income tax provision from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company’s income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

	Year Ended September 30,
	2007	2006	2005
Income Taxes Computed at the Statutory Federal Rate	$20,057	$25,793	$(2,840)
State Income Taxes, Net of Federal Benefit	(744)	1,469	(227)
Other	(1,078)	(153)	449
Valuation Allowance	(4,482)	(1,823)	—

Total	$13,753	$25,286	$(2,618)

Income taxes paid were $16.4 million, $1.2 million and $0.1 million in fiscal 2007, 2006 and 2005, respectively.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

The tax effects of temporary differences which give rise to the Company’s deferred tax assets and liabilities were as follows (in thousands of dollars):

	September 30, 2007			September 30, 2006
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Inventory Valuation Differences	$—	$(4,451)	$(4,451)	$—	$(4,886)	$(4,886)
Accruals Not Currently Deductible	1,181	—	1,181	1,244	—	1,244
Other	801	—	801	2,717	—	2,717

Total Current	1,982	(4,451)	(2,469)	3,961	(4,886)	(925)

Noncurrent:
Depreciable Asset Basis Differences	—	(12,178)	(12,178)	—	(13,328)	(13,328)
Pensions	13,067	—	13,067	19,606	—	19,606
Accruals Not Currently Deductible	10,361	—	10,361	10,286	—	10,286
Operating Loss Carryforwards	1,938	—	1,938	1,000	—	1,000
Capital Loss Carryforwards	15,572	—	15,572	15,831	—	15,831
Other	—	(714)	(714)	—	(1,566)	(1,566)

Total Noncurrent	40,938	(12,892)	28,046	46,723	(14,894)	31,829

Total	$42,920	$(17,343)	25,577	$50,684	$(19,780)	30,904

Valuation Allowance			(12,351)			(15,831)

Net			$13,226			$15,073

The Company utilized all of its remaining federal net operating loss (NOL) carryforwards of $53.2 million in fiscal 2006. The Company has a capital loss carryforward of $44.5 million, which expires in 2010 and has provided a valuation allowance for the amount of the capital loss carryforward which the Company believes is more likely than not to expire unrealized.

7. PENSION AND OTHER BENEFIT PROGRAMS

Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

Substantially all of the Company’s employees are covered by retirement plans. In 2003, the Company froze the benefits under the salaried pension plan and the sale of Holly in 2005 resulted in reductions in future pension obligations. Retirement benefits are primarily a function of years of service and the employee’s compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains and losses over the remaining service periods. Additionally, the Company previously provided a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law as well as a non-qualified retirement plan for non-employee directors, which provided benefits based upon years of service as a director and the retainer in effect at the date of a director’s retirement. Certain of the Company’s employees who meet the applicable eligibility requirements are covered by benefit plans that provide postretirement health care and life insurance benefits to employees. The Company’s actuary prepares a valuation as of a June 30 measurement date each year.

The Company adopted the funded status recognition provisions of SFAS 158 effective September 30, 2006 and recorded a credit of $5.6 million. A correction has been made to the Consolidated Statement of Changes in

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

Shareholders’ Equity to reflect the transition adjustments to initially apply SFAS 158 in the fiscal 2006 accumulated other comprehensive income total and exclude them from comprehensive income. The effect of excluding the SFAS 158 transition adjustment changed reported comprehensive income from $58.6 million to $53.0 million.

The following tables present the benefit obligations, changes in plan assets, the funded status of the pension and postretirement benefits plans and the assumptions used (in thousands of dollars):

	Pension Benefits
	Year Ended September 30,
	2007	2006	2005
Change in Benefit Obligation:
Benefit Obligation at Beginning of Measurement Period	$201,930	$223,505	$240,751
Service Cost	1,030	772	709
Interest Cost	12,554	11,279	11,930
Amendments	173	—	212
Actuarial (Gain)/Loss	453	(18,958)	29,153
Disposition of Business Units	—	—	(43,214)
Expenses Paid	(1,059)	(736)	(1,387)
Benefits Paid	(15,957)	(14,207)	(14,649)
Curtailment and Other	—	275	—

Benefits Obligation at End of Measurement Period	$199,124	$201,930	$223,505

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Measurement Period	$139,275	$126,203	$158,555
Actual Return on Plan Assets	17,101	5,447	9,058
Employer Contribution	2,870	22,568	4,819
Disposition of Business Units	—	—	(30,193)
Expenses Paid	(1,059)	(736)	(1,387)
Benefits Paid	(15,957)	(14,207)	(14,649)

Fair Value of Plan Assets at End of Measurement Period	$142,230	$139,275	$126,203

Funded Status at End of Measurement Period	$(56,894)	$(62,655)	$(97,301)
Adjustment for Fourth Quarter Contributions	11,226	1,888	22,000

Accrued Pension Cost at September 30	$(45,668)	$(60,767)	$(75,301)

Current Liabilities	$(597)	$(753)	$—
Noncurrent Liabilities	(45,071)	(60,014)	(75,301)

	$(45,668)	$(60,767)	$(75,301)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss	$50,599	$57,130	$70,964
Prior Service Cost	1,050	986	1,210

Total	$51,649	$58,116	$72,174

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

	Postretirement Benefits Other Than Pensions
	Year Ended September 30,
	2007	2006	2005
Change in Benefit Obligation:
Benefit Obligation at Beginning of Measurement Period	$9,742	$21,755	$20,173
Service Cost	13	14	12
Interest Cost	599	782	1,208
Amendments	—	(8,155)	—
Actuarial (Gain)/Loss	(1)	(3,637)	1,487
Benefits Paid	(735)	(1,016)	(1,125)

Benefits Obligation at End of Measurement Period	$9,618	$9,742	$21,755

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Measurement Period	—	—	—
Employer Contribution	$735	$1,016	$1,125
Benefits Paid	(735)	(1,016)	(1,125)

Fair Value of Plan Assets at End of Measurement Period	$—	$—	$—

Funded Status at End of Measurement Period	$(9,618)	$(9,742)	$(21,755)
Adjustment for Fourth Quarter Contributions	146	160	206

Accrued Benefit Cost at September 30	$(9,472)	$(9,582)	$(21,549)

Current Liabilities	$(923)	$(918)	$—
Noncurrent Liabilities	(8,549)	(8,664)	(21,549)

	$(9,472)	$(9,582)	$(21,549)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss	$8,738	$9,291	$13,689
Prior Service Cost	(17,715)	(19,309)	(12,615)

Total	$(8,977)	$(10,018)	$1,074

The assumptions used and the annual cost related to these plans consist of the following:

	Year Ended September 30,
	2007	2006	2005
Pension Benefits
Weighted-average Assumptions:
Discount Rate	6.41%	6.45%	5.15%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Rate of Compensation Increase	5.0%	5.0%	5.0%
Components of Net Periodic Benefit Cost of Company-sponsored Plans:
Service Cost	$1,030	$772	$709
Interest Cost	12,554	11,279	11,930
Expected Return on Plan Assets	(11,364)	(12,155)	(11,503)
Amortization of Prior Service Cost	108	111	102
Recognized Actuarial (Gain)/Loss	1,248	1,584	168
Recognized Curtailment Gain	—	388	—

Total Pension Cost	$3,576	$1,979	$1,406

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

	Year Ended September 30,
	2007	2006	2005
Postretirement Benefits Other Than Pensions
Discount Rate Assumptions	6.41%	6.45%	5.15%
Components of Net Periodic Benefit Cost:
Service Cost	$13	$14	$12
Interest Cost	599	782	1,208
Amortization of Prior Service Cost	(1,594)	(1,461)	(1,061)
Recognized Actuarial Loss	552	761	699

Net Periodic Benefit Cost (Credit)	$(430)	$96	$858

Aggregated accumulated benefit obligations for all plans were $198.7 million and $201.4 million at September 30, 2007 and 2006, respectively. Accumulated benefit obligations were in excess of plan assets for all plans for both periods.

The reduction of participants in the Company’s salaried pension plan resulting from the sale of Holly in September 2005 was accounted for as a curtailment in fiscal 2006. Pension plan contributions, which are based on regulatory requirements, totaled $12.2 million and $2.5 million during fiscal 2007 and 2006; contributions during fiscal 2008 are expected to be approximately $12.3 million.

The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2007 was 8% for 2007. The rate was assumed to decrease gradually to 5% for 2014 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands of Dollars)
Effect on Total Service and Interest Cost Components	$26	$(23)
Effect on Postretirement Benefit Obligation	382	(340)

The Company amended its post retirement medical plan to eliminate prescription drug coverage effective January 1, 2006. This amendment was accounted for as a plan modification in fiscal 2006.

Plan assets of the Company sponsored defined benefit pension plans at September 30, 2007 were invested primarily in marketable securities. The Company’s plan assets were allocated as follows:

	September 30, 2007		September 30, 2006
Asset Category	Actual	Target	Actual	Target
Intermediate Fixed Income	29%	30%	30%	30%
Large Cap Equity	26%	25%	16%	25%
Mid Cap Equity	18%	17.5%	19%	17.5%
Small Cap Equity	15%	17.5%	21%	17.5%
Hedge Fund	5%	5%	6%	5%
Real Estate Fund	5%	5%	6%	5%
Cash and Other	2%	—	2%	—

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year Ending September 30,	Pension Benefits	Post Retirement Benefits Other Than Pensions
2008	$14,229	$923
2009	14,358	905
2010	14,552	893
2011	14,733	886
2012	14,949	870
Next Five Years	78,471	4,038

The assumed rate of return is based on the results of historical statistical return studies conducted by the Company’s advisors.

401(k) Plans

Substantially all of the employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amount charged to expense for these plans was $1.4 million, $1.2 million and $1.6 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Deferred Compensation

The Company has non-current liabilities for inactive deferred compensation plans aggregating $9.1 million and $9.5 million at September 30, 2007 and 2006. Interest expense includes $0.6 million in each of fiscal 2007, 2006 and 2005, for such plans.

8. SHAREHOLDERS’ EQUITY

At September 30, 2007, the Company had outstanding warrants to purchase an aggregate of 1,047,973 shares of the Company’s common stock, which expire in August 2008. The exercise price of the warrants is $28.99 per share, and the warrant holders have the right to receive accumulated cash dividends totaling $5.94 per share upon exercise, resulting in an effective exercise price of $23.05 per share. In fiscal 2007, 1,765 warrants were exercised. In fiscal 2006, 61,215 warrants were retired and 158 warrants were exercised.

9. STOCK-BASED COMPENSATION

The Company has a long-term incentive plan which provides for the granting of incentive awards in the form of stock options, restricted stock, stock appreciation rights (SARs), cash award performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. The plan authorizes the granting of up to 2,284,568 shares of common stock. As of September 30, 2007, shares available for future grants totaled 326,150.

Stock Options

Stock options granted to date have an exercise price equal to the fair market value of the shares of the Company’s common stock at the date of grant. Options become exercisable in annual increments over a three-year period from grant date and expire ten years from date of grant.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

Effective October 1, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective method. The revised statement requires that companies recognize compensation expense for awards of equity instruments based on the grant date fair value of those awards. In fiscal 2007 and 2006, the Company recorded compensation expense of $0.2 and $0.5 million, respectively, for stock options based on the methods and assumptions noted below.

Prior to October 1, 2005, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company measured its stock-based compensation cost using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In accordance with APB 25, no compensation expense was recognized for stock options. Compensation expense was, however, recognized for restricted stock awards. The Company’s reported net income and earnings per share in 2005 would have been different had compensation cost for stock options been determined using the fair value method of accounting as shown in the pro forma amounts below (in thousands, except per share data):

Year Ended September 30, 2005

Net Income (Loss), as Reported	$(19,308)
Deduct: Total Stock-based Employee Compensation Expense Determined Under Fair Value Based Method	(359)

Pro Forma Net Income (Loss)	$(19,667)

Earnings Per Share, Basic:
As Reported	$(1.84)

Pro Forma	$(1.88)

Earnings Per Share, Diluted:
As Reported	$(1.84)

Pro Forma	$(1.88)

For purpose of estimating the fair value of options on their date of grant, the Company began using a binomial lattice option pricing model in fiscal 2005 and used a Black-Scholes option-pricing model previously. The following assumptions were used in those models:

Expected Stock Price Volatility	3.0-35%
Risk-free Interest Rate	2.5-4.2%
Expected Life of Options	5.0
Dividend Yield	0-0.7%

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

A summary of stock option activity in the plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at September 30, 2005	1,212,756	$8.00
Granted	34,414	13.73
Exercised	(636,787)	4.58
Forfeited or Expired	(72,500)	12.82

Outstanding at September 30, 2006	537,883	$6.50
Adjustments	24,725	2.49
Exercised	(438,352)	4.82
Forfeited or Expired	(10,834)	9.05

Outstanding at September 30, 2007	113,422	$7.02	6.4	$2,167

Vested at September 30, 2007	57,248	$4.43	5.2	$1,242

Expected to vest in the future	56,174	$9.66	7.6	$925

The weighted-average grant date fair value of options granted during fiscal year 2006 was $4.99. No options were granted in fiscal 2007 however adjustments were made to certain outstanding grants in accordance with their terms for a special dividend paid in fiscal 2007. The total intrinsic value of options exercised in fiscal 2007 and 2006 was $10.5 million and $12.2 million, respectively.

During fiscal 2007 and 2006, cash received from the exercise of stock options was $2.1 million and $2.9 million, respectively, and the tax benefit realized from the exercise of stock options was $2.1 million and $3.4 million, respectively. As of September 30, 2007, there was $0.1 million of total unrecognized compensation expense related to nonvested stock options which is expected to be recognized over the one year remaining vesting period.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

Restricted Stock

Restricted stock grants consist of the Company’s common stock and generally vest over a three or four-year period from the date of grant. Restricted stock awards are valued at the average market price of the Company’s stock at the date of grant, and the Company records the compensation expense over the vesting term. In fiscal 2007, the Company granted restricted stock units (RSUs) to non-employee directors. The RSUs have no requisite service period and were immediately expensed. The Company recorded compensation expense of $1.6 million and $0.6 million, in fiscal 2007 and 2006, respectively, related to restricted stock grants.

A summary of restricted stock activity in the plan is as follows:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value
		(Per share)
Nonvested at September 30, 2005	61,067	$14.75
Granted	130,000	21.91
Vested	(18,839)	14.76
Forfeited	(17,501)	19.17

Nonvested at September 30, 2006	154,727	$20.27
Granted	109,000	31.56
Vested	(48,386)	19.15
Forfeited	(12,659)	23.75

Nonvested at September 30, 2007	202,682	$26.39

The total fair value of shares vested during fiscal 2007 and 2006 was $1.6 million and $0.5 million, respectively. As of September 30, 2007, there was approximately $3.7 million of total unrecognized compensation expense related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 3.0 years.

Stock Appreciation Rights

In prior years, the Company granted SARs to certain employees which provided the right to receive, at the date the rights were exercised, cash equal to the market appreciation between the stated price and the current market value to a maximum appreciation value. The SARs vested over a three-year period. The Company accrued for the value of the SARs over the vesting term. SARs totaling 5,000 and 58,750 were exercised during fiscal 2007 and 2006. At September 30, 2007, there are no SARS remaining.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

10. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except share and per share amounts):

	Year Ended September 30,
	2007	2006	2005
Income (Loss) from Continuing Operations	$43,555	$48,412	$(5,443)

Average Shares Outstanding	11,445,506	10,905,153	10,484,399
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	278,957	334,546	—

Adjusted Average Shares	11,724,463	11,239,699	10,484,399

Diluted EPS—Continuing Operations	$3.71	$4.31	$(0.52)

Income (Loss) from Discontinued Operations	$(3,316)	$1,647	$(13,865)

Average Shares Outstanding	11,445,506	10,905,153	10,484,399
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	278,957	334,546	—

Adjusted Average Shares	11,724,463	11,239,699	10,484,399

Diluted EPS—Discontinued Operations	$(0.28)	$0.14	$(1.32)

Net Income (Loss)	$40,239	$50,059	$(19,308)

Average Shares Outstanding	11,445,506	10,905,153	10,484,399
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	278,957	334,546	—

Adjusted Average Shares	11,724,463	11,239,699	10,484,399

Diluted EPS—Net Income (Loss)	$3.43	$4.45	$(1.84)

(1)	Includes 53,144 options, 175,817 warrants, and 49,996 restricted stock shares in fiscal 2007 and 291,720 options, 0 warrants, and 42,826 restricted stock shares in fiscal 2006. No securities were included in the computation of diluted EPS for the year ended September 30, 2005, because of the losses.

11. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments to manage exposures to changes in raw sugar prices, natural gas prices and interest rates. The Company’s objective for holding derivatives is to minimize risk using the most efficient methods to eliminate or reduce the impacts of these exposures.

Raw Sugar

The Company’s risk management policy is to manage the forward pricing of purchases of raw sugar in relation to forward refined sugar sales to reduce price risk. The Company attempts to meet this objective by entering into fixed price supply agreements and raw sugar futures contracts to reduce its exposure. The Company has designated its futures contracts as cash flow hedging instruments. Such financial instruments are used to

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

manage the Company’s exposure to variability in future cash flows attributable to the purchase price of raw sugar. The changes in the fair value of the designated futures contracts are included as a component of Other Comprehensive Income (OCI).

The Company collects or pays cash based upon the change in the market value of open futures positions on a daily basis; accordingly, no asset or liability for the raw sugar futures contracts is reflected in the consolidated balance sheet.

The changes in the fair value of the designated futures contracts are matched to inventory purchases by period, and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through September 30, 2008, approximately $0.1 million of existing net losses presently deferred in OCI. The Company has hedged a portion of its exposure to raw sugar price risk movement through November 2008.

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

The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, no asset or liability for the natural gas futures contracts is reflected in the consolidated balance sheet. There were no outstanding natural gas options or basis swaps at September 30, 2007 or 2006.

The changes in the fair value of the designated futures and options are matched to forecasted natural gas purchases and are recognized in earnings in the period the forecasted purchase impacts earnings. The Company expects to recognize in earnings through September 30, 2008, approximately $0.9 million of existing net losses presently deferred in OCI. The Company has hedged a portion of its exposure to natural gas price risk through September 2008.

For the years ended September 30, 2006 and 2005, the Company recognized derivative losses of $0.2 million and $0.1 million in derivative gains, respectively. The derivative gains and losses are recorded in cost of sales and represented the ineffectiveness of cash flow hedging activity. In fiscal 2007, substantially all hedges qualified for deferral.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

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

In connection with the sale of Holly to Southern Minnesota Beet Sugar Cooperative (SMBSC) in September 2005, SMBSC alleged that the Company breached certain provisions in the sales agreement and filed a $14.3 million arbitration claim before the American Arbitration Association. In June 2007, the arbitrator awarded damages of $3.1 million plus interest to SMBSC. The award is recorded as loss from discontinued operations.

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

The Company was obligated under $5.7 million in outstanding letters of credit at September 30, 2007, principally to secure insurance and customs obligations.

The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $1.1 million in fiscal 2007, $0.9 million in fiscal 2006 and $0.8 million in fiscal 2005.

The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 2007 are summarized as follows (in thousands of dollars):

Fiscal Year Ending September 30,	Operating Leases
2008	$1,881
2009	1,643
2010	864
2011	399
2012	308
Thereafter	300

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007, 2006 and 2005

13. DISCONTINUED OPERATIONS

The financial statements have been reclassified to reflect Holly’s operations as discontinued pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The operating results for discontinued operations have been included through its disposition date. No provision for income taxes on discontinued operations was recorded because of differences in the book and tax basis of the stock of Holly.

Summary operating results of discontinued operations are as follows (in thousands of dollars):

	Year Ended September 30,
	2007	2006	2005
Net Sales	$—	$—	$172,893
Cost and Expenses	225	1,449	(171,323)
Depreciation	—	—	(2,656)

Operating Income (Loss) from Discontinued Operations	225	1,449	(1,086)
Other Income (Expense)	(417)	—	618

Income (Loss) Before Income Tax	(192)	1,449	(468)
Provision (Benefit) for Income Taxes	(146)	514	(199)

Income (Loss) from Discontinued Operations Before Gain (Loss) on Disposal	(46)	935	(269)
Gain (Loss) on Disposal	(3,270)	712	(13,596)

Income (Loss) from Discontinued Operations	$(3,316)	$1,647	$(13,865)

Fiscal 2006 includes the resolution of pre-disposal contingencies. Additionally, in fiscal 2006 the Company settled an indemnity claim in connection with its acquisition of a business which was purchased in 1998 and subsequently sold in 2002. The Company recorded a gain from discontinued operations equal to cash distributions from the related escrow account, plus the recorded value of the Company common stock and warrants received from escrow, which were canceled.

Fiscal 2007 includes the damages plus interest awarded to SMBSC in the arbitration settlement discussed more fully in Note 12 above.

14. SUPPLEMENTARY INFORMATION

Other current liabilities include payroll and employee benefit accruals totaling $11.4 million and $12.5 million at September 30, 2007 and 2006, respectively. Additionally, a contingent liability of $7.8 million and $6.6 million for uncertain tax positions is recorded in other current liabilities at September 30, 2007 and 2006, respectively.