Form 10-Q
period 2007-12-31
IMPERIAL SUGAR CO /NEW/
filed 2008-01-29
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 25, 2008, there were 11,815,625 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations, future pension payments and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

• expect	• project	• estimate

• believe	• anticipate	• likely

• plan	• intend	• could

• should	• may	• predict

• budget	• possible

Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. All forward-looking statements in this report on Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and in our other SEC filings.

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	September 30, 2007
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$95,173	$74,229
Marketable Securities	10,311	20,693
Accounts Receivable, Net	32,351	49,409
Inventories:
Finished Products	30,149	34,156
Raw and In-Process Materials	50,126	54,197
Supplies	12,031	11,767

Total Inventory	92,306	100,120
Prepaid Expenses	4,514	7,342

Total Current Assets	234,655	251,793
Other Investments	4,503	3,683
Property, Plant and Equipment, Net	86,892	88,649
Deferred Income Taxes, Net	10,467	13,226
Other Assets	2,811	2,714

Total	$339,328	$360,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$39,756	$69,057
Dividends Payable	29,939	400
Other Current Liabilities	8,631	20,591

Total Current Liabilities	78,326	90,048

Long-Term Debt	1,500	1,500
Deferred Employee Benefits and Other Liabilities	74,181	68,426
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,816,875 and 11,808,743 Shares Issued and Outstanding at December 31, 2007 and September 30, 2007	124,190	123,665
Retained Earnings	89,353	104,586
Accumulated Other Comprehensive Loss	(28,222)	(28,160)

Total Shareholders’ Equity	185,321	200,091

Total	$339,328	$360,065

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2007	2006
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$215,505	$226,998

Cost of Sales	(198,502)	(188,229)
Selling, General and Administrative Expense	(9,884)	(12,065)
Depreciation	(3,521)	(3,252)

Operating Income	3,598	23,452
Interest Expense	(436)	(480)
Interest Income	918	874
Other Income, Net	12,269	630

Income Before Income Taxes	16,349	24,476
Provision for Income Taxes	(4,086)	(8,776)

Net Income	$12,263	$15,700

Earnings per Share of Common Stock:
Basic	$1.06	$1.41

Diluted	$1.04	$1.37

Weighted Average Shares Outstanding:
Basic	11,618,846	11,170,305

Diluted	11,798,039	11,434,365

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2007	2006
	(In Thousands of Dollars)
Operating Activities:
Net Income	$12,263	$15,700
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation	3,521	3,252
Deferred Income Taxes	3,259	623
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	1,346	2,573
Cash Paid (Received) on Change in Fair Value of Derivative Instruments	(1,378)	(4,379)
Non-Cash Portion of Stock-Based Compensation	512	263
Excess Tax Benefits from Stock-Based Compensation	—	(1,007)
Other	(592)	(217)
Changes in Operating Assets and Liabilities:
Accounts Receivable	17,058	11,995
Inventories	7,814	26,228
Prepaid Expenses and Other Assets	2,676	399
Accounts Payable—Trade	(29,301)	(38,869)
Other Liabilities	(3,822)	146

Net Cash Provided By Operations	13,356	16,707

Investing Activities:
Capital Expenditures	(1,763)	(1,454)
Investment in Marketable Securities	(109,956)	(56)
Proceeds from Maturity of Marketable Securities	119,906	56
Proceeds from Sale of Marketable Securities	512	—
Other	(304)	—

Investing Cash Flow	8,395	(1,454)

Financing Activities:
Repayment of Long-Term Debt	—	(637)
Issuance of Common Stock	14	1,016
Cash Dividends	(820)	(668)
Excess Tax Benefits from Stock-Based Compensation	—	1,007
Other	(1)	—

Financing Cash Flow	(807)	718

Increase in Cash and Cash Equivalents	20,944	15,971
Cash and Cash Equivalents, Beginning of Period	74,229	56,250

Cash and Cash Equivalents, End of Period	$95,173	$72,221

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$20	$630

Dividends Accrued	$29,539	$34,404

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2007

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2007	11,808,743	$123,665	$104,586	$(28,160)	$200,091
Comprehensive Income:
Net Income	—	—	12,263	—	12,263
Foreign Currency Translation Adjustment	—	—	—	(2)	(2)
Change in Unrealized Securities Gains (Net of Tax of $12)	—	—	—	(36)	(36)
Change in Derivative Fair Value (Net of Tax of $344)	—	—	—	(1,034)	(1,034)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $336)	—	—	—	1,010	1,010

Total Comprehensive Income	—	—	—	—	12,201
Cumulative Effect of Change in Accounting Principles	—	—	2,864	—	2,864
Dividends ($2.57 per share)	—	—	(30,360)	—	(30,360)
Stock Options Exercised and Restricted Stock Grants	8,132	525	—	—	525

Balance December 31, 2007	11,816,875	$124,190	$89,353	$(28,222)	$185,321

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products.

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

2. OTHER INCOME

In October 2007, the Company received an $11.2 million cash distribution from its long-term limited partnership investment as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. The Company recorded the distribution in other income.

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

4. STOCK-BASED COMPENSATION

Options to purchase 1,000 shares of the Company’s common stock with a weighted-average exercise price per share of $14.05 were exercised during the three months ended December 31, 2007. Cash received from the exercise of stock options was $14,000 for the same period. The total intrinsic value of options exercised for the three months was $7,000.

In the three-month period ended December 31, 2007, the Company granted 10,000 shares of restricted stock to employees and 10,000 restricted share units (RSU’s) to new non-employee directors, with a weighted-average grant date fair value of $24.76 per share. The restricted stock shares generally vest over a four-year period from date of grant. The RSU’s vest six months following termination of board service, but no earlier than two years from date of grant. During the three-month period ended December 31, 2007, 1,959 shares of restricted stock vested with a fair value of $46,000.

5. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended December 31,
	2007	2006
Net Income	$12,263	$15,700

Average Shares Outstanding	11,618,846	11,170,305
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method	179,193	264,060

Adjusted Average Shares	11,798,039	11,434,365

Diluted EPS - Net Income	$1.04	$1.37

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months ended December 31, 2007 and 2006 were (in thousands):

	Three Months Ended December 31,
	2007	2006
Pension Plans
Service Cost	$266	$257
Interest Cost	3,077	3,139
Expected Return on Plan Assets	(2,911)	(2,841)
Amortization of Prior Service Cost	31	27
Recognized Actuarial Loss	347	312

Total Net Periodic Benefit Costs	$810	$894

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$3
Interest Cost	147	150
Amortization of Prior Service Cost	(399)	(398)
Recognized Actuarial Loss	107	138

Total Net Periodic Benefit Costs (Income)	$(142)	$(107)

Pension plan contributions, which are based on regulatory requirements, were $0.2 million during each of the three months ended December 31, 2007 and 2006, respectively. Contributions during the remainder of fiscal 2008 are expected to be approximately $12.1 million.

7. INCOME TAXES

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48) as of October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The following table shows the impacts of adoption of FIN 48 on the Company’s Consolidated Balance Sheet (in millions):

Increase (Decrease)
Assets:
Deferred Income Taxes-Net	$0.5
Liabilities:
Other Liabilities (current)	(7.8)
Deferred Employee Benefits and Other Liabilities (non-current)	5.4
Shareholders’ Equity:
Retained Earnings (Cumulative Effect of Accounting Change)	2.9

A reconciliation of the change in the amount of unrecognized tax benefits for the three months ended December 31, 2007, is as follows (in millions):

Balance, October 1, 2007	$5.4
Additions based on tax positions related to the current year	0.2
Reductions for tax positions of prior years	(0.1)

Balance, December 31, 2007	$5.5

Substantially all of the $5.5 million unrecognized benefits would affect the Company’s effective tax rate if recognized. For the three-month period ended December 31, 2007, the Company recorded $0.1 million of interest expense as a result of positions taken during the prior period. Interest and penalties recognized in the Consolidated Balance Sheet at December 31, 2007 was $1.0 million. The Company classifies interest and penalties related to unrecognized tax benefits as interest and tax expense, respectively.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2004 through 2007. The Company or its subsidiaries’ state tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Results of Operations

Three Months Ended December 31, 2007 compared to Three Months Ended December 31, 2006

In the current quarter, we reported net income of $12.3 million or $1.04 per diluted share, compared to $15.7 million or $1.37 per diluted share during the first fiscal quarter of the prior year. The decrease was driven by lower gross margin resulting primarily from lower domestic refined sugar sales prices and higher freight and manufacturing costs, offset in part by lower raw sugar costs, income from a distribution received from a long-term limited partnership investment and a lower effective tax rate. We discuss these factors in more detail below.

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 97% of our net sales.

Sugar sales volumes and prices were:

	Three Months Ended December 31,
	2007		2006
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	3,256	$29.93	2,667	$33.92
Consumer	2,236	35.87	2,366	37.99
Foodservice	717	31.62	707	40.52

Domestic Sales	6,209	32.26	5,740	36.41
World/Toll Sales	389	21.14	886	13.50

Sugar Sales	6,598	$31.61	6,626	$33.35

Net sales decreased 5.1% for the three months ended December 31, 2007, compared to the same period in the prior year. Domestic sugar volumes increased 8.2% for the quarter, primarily due to the conversion of a toll contract to domestic industrial sales, while domestic prices decreased 11.4% for the quarter. For the three months ended December 31, 2007, gross margin as a percentage of sales decreased to 7.9% compared to 17.1% in the prior year quarter. Domestic sugar market supply conditions, driven by a large domestic sugar beet crop, led to lower refined sugar prices in the latter part of fiscal 2007 and continuing into the first quarter of fiscal 2008. The large crop and projected surplus inventories have resulted in additional price declines in industrial contracts for the balance of fiscal 2008.

A significant portion of our industrial sales are made under fixed price forward sales contracts for generally up to a year, many of which are on a calendar year basis. As a result, industrial sales prices tend to lag market trends. The lag effect of falling industrial contract prices last year, as a result of the large fall 2006 crop, had not been fully realized in the first quarter of last year. The beet crop, which commenced harvest in the fall of 2007, was again historically large, and an oversupplied market continues to depress prices. As a result, industrial prices realized during the current quarter were 11.8% lower than the same quarter last year, but relatively flat compared to the fourth quarter of fiscal 2007. Industrial prices realized for the balance of fiscal 2008 are expected to continue to decline.

Consumer volumes are down 5.5% compared to the same quarter last year due to both the increased availability of sugar this past fall and increased competition, including Mexican imports. Competitive pressure in the marketplace resulting from larger supplies has also resulted in lower consumer prices during the quarter ended December 31, 2007.

Competitive pressures impacted foodservice price most significantly from the high level realized in the first quarter of last year. Foodservice prices were relatively flat with the fourth quarter of fiscal 2007. World and toll sales volumes were lower in the current quarter compared to the prior year quarter due to the conversion of a toll contract to domestic industrial sales. Weighted average world and toll sales price increased with the shift of the volume to higher priced world sales in the current quarter.

Partially offsetting the margin impact of lower refined prices, the higher availability of raw sugar has resulted in lower raw sugar prices. Our cost of domestic raw cane sugar decreased from $21.11 per cwt (on a raw market basis) for the prior year quarter to $20.84 per cwt for the quarter ended December 31, 2007. The lower domestic raw cane sugar cost increased our gross margin percentage by 0.7% for the three months ended December 31, 2007 compared to the same quarter last year. Lower world raw sugar costs compared to the prior year quarter positively impacted gross margin by 0.5%. We have been able to contract for raw sugar in the futures markets at rates lower than last fiscal year. While we are unable to predict whether these lower raw sugar futures market prices will continue, the contracting to-date should offset in part the expected lower refined prices.

Energy costs were slightly lower than the prior year due to a favorable mix of energy sources. Natural gas provided approximately 58% of the energy for our plants in last year’s first quarter, while the remainder of our energy usage was comprised of coal and fuel oil. In the current quarter, natural gas usage was reduced to 54% of the total. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity increased to $7.65 per mmbtu in the current quarter from $7.46 per mmbtu in the prior year quarter. Our purchases of coal increased to an annual average cost of $3.69 per mmbtu in the current quarter compared to $3.58 per mmbtu in the prior year quarter. Despite the slightly higher costs of natural gas and coal, the favorable mix of higher coal usage lowered total energy costs by $0.2 million for the three months ended December 31, 2007 compared to the same period last year, positively impacting gross margin percentage by 0.1%. We have purchased or hedged approximately 56% of our expected 2.3 million mmbtu natural gas requirements for fiscal 2008 at prices slightly above prior year levels. If the balance of our anticipated natural gas purchases were priced in the futures market on January 18, 2008, our full year fiscal 2008 natural gas costs would be approximately $0.2 million higher than the prior year. Additionally, we have contracted for our expected coal requirements for the next five years at a fixed price, plus variable freight, which currently results in a total cost of $3.69 per mmbtu. The contract price is subject to escalation factors based on mining operations costs and quality adjustments.

In addition to the effects of sales prices, raw sugar costs and energy costs described above, gross margin was impacted by higher transportation and manufacturing costs. Fuel costs have had an adverse effect on our transportation costs, which decreased our gross margin 0.8% for the quarter. Manufacturing costs increased in the current quarter due to increased costs for labor and packaging material, repairs and maintenance and operating supply/chemical costs. Increased manufacturing costs (excluding energy) negatively impacted gross margin by approximately 0.6% for the three-month period ended December 31, 2007 compared to the same period in the prior year.

Selling, general and administrative expense decreased $2.2 million for the period ended December 31, 2007 compared to the same period in the prior year primarily due to lower advertising costs, incentive compensation and other employee-related expenses in the current period. Lower advertising costs accounted for slightly less than half of the decrease from the prior year ($0.9 million). Overall compensation expense was ($0.4 million) lower due to lower incentive expense offset slightly by higher equity-based compensation costs. Employee benefit expenses were also lower primarily related to medical and workers compensation expense ($0.7 million).

Depreciation expense increased $0.3 million in the three-month period ended December 31, 2007, compared to the same period in the prior year primarily as a result of capital projects placed in service.

As a result of the foregoing, operating income was $3.6 million in the first fiscal quarter compared to $23.5 million in the first fiscal quarter of the prior year.

Other income, which includes equity investment earnings and distributions from cost basis investments, increased $11.6 million in the three-month period ended December 31, 2007 compared to the same period in the prior year. In October 2007, the Company received an $11.2 million cash distribution from its long-term limited partnership investment as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. The Company recorded the distribution in other income. In November 2007, the Company formed a 50/50 joint venture with a Monterrey, Mexico-based sugar producer, which will market sugar products in Mexico and facilitate cross-border transactions (to the extent such transactions are economically viable) under the recently implemented NAFTA provisions. Other income in the first quarter of fiscal 2008 includes $0.2 million of equity in earnings of this new joint venture.

We have estimated a combined federal and state income tax rate of 25.0% for the three months ended December 31, 2007 compared to 35.9% in the same period last year. The decrease in the effective tax rate is primarily attributable to proportionately higher tax-free interest income in fiscal 2008, as well as the impact of equity earnings in our Mexican joint venture.

Liquidity and Capital Resources

We fund our liquidity and capital requirements from cash generated from operations, supplemented as necessary with revolving credit borrowings under an agreement that provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans (the “Revolver”). At December 31, 2007, we had no outstanding borrowings under the Revolver and had borrowing capacity of $94.3 million, after deducting outstanding letters of credit totaling $5.7 million.

The Revolver, which expires in December 2011, is secured by our cash and temporary investments, accounts receivable, inventory, certain investments and certain property, plant and equipment. Each of our subsidiaries is either a borrower or a guarantor under the facility. The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness,

•	incur other liens,

•	undergo any fundamental changes,

•	engage in transactions with affiliates,

•	enter into sale and leaseback transactions,

•	change our fiscal periods,

•	enter into mergers or consolidations,

•	sell assets, and

•	prepay other debt.

In addition, in the event that our average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization. The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity was $167 million during the three months ended December 31, 2007.

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

Our capital expenditures for the first three months of fiscal 2008 were $1.8 million. Capital expenditures in fiscal 2008 are expected to total between $16 million and $18 million, of which approximately $7 million relates to normal equipment replacement, product quality and safety improvements and the balance relates to productivity improvements, energy savings and technology investments.

During the first quarter of fiscal 2008, we declared a special cash dividend of $2.50 per share or $29.5 million, payable January 3, 2008, in addition to the quarterly dividend of $0.07 per share paid in November 2007.

A detailed analysis of the sources and uses of cash is provided in the Consolidated Statements of Cash Flows.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2007.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of December 31, 2007.

	Expected Maturity Fiscal 2008	Expected Maturity Fiscal 2009
Domestic Futures Contracts (net positions):
Contract Volumes (cwt)	2,654,000	(57,000)
Weighted Average Contract Price (per cwt)	$20.40	$21.00
Contract Amount	$54,159,000	$(1,200,000)
Weighted Average Fair Value (per cwt)	$20.55	$21.06
Fair Value	$54,536,000	$(1,203,000)

	Expected Maturity Fiscal 2008	Expected Maturity Fiscal 2009
World Futures Contracts (long positions):
Contract Volumes (cwt)	769,000	18,000
Weighted Average Contract Price (per cwt)	$9.79	$10.07
Contract Amount	$7,532,000	$181,000
Weighted Average Fair Value (per cwt)	$10.94	$11.57
Fair Value	$8,417,000	$207,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of December 31, 2007.

Expected Maturity Fiscal 2008
Futures Contracts (long positions):
Contract Volumes (mmbtu)	600,000
Weighted Average Contract Price (per mmbtu)	$8.22
Contract Amount	$4,932,000
Weighted Average Fair Value (per mmbtu)	$7.62
Fair Value	$4,572,000

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: January 28, 2008	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.