Form 10-Q
period 2008-03-31
IMPERIAL SUGAR CO /NEW/
filed 2008-05-12
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2008, there were 11,903,266 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, Port Wentworth construction costs, timelines and operational restart dates, future expenses and liabilities arising from the Port Wentworth refinery incident, future insurance recoveries, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations and capital investment programs, future pension payments and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, results of damaged equipment inspections, unforeseen engineering and equipment delays, results of insurance negotiations, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I—FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	September 30, 2007
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$86,414	$74,229
Marketable Securities	313	20,693
Accounts Receivable, Net	25,067	49,409
Inventories:
Finished Products	23,175	34,156
Raw and In-Process Materials	41,013	54,197
Supplies	10,218	11,767

Total Inventory	74,406	100,120
Prepaid Expenses	3,551	7,342

Total Current Assets	189,751	251,793
Other Investments	12,097	3,683
Property, Plant and Equipment, Net	75,500	88,649
Deferred Income Taxes, Net	13,408	13,226
Other Assets	3,206	2,714

Total	$293,962	$360,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$35,665	$69,057
Other Current Liabilities	13,125	20,991

Total Current Liabilities	48,790	90,048

Long-Term Debt	—	1,500
Deferred Employee Benefits and Other Liabilities	74,469	68,426
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,900,516 and 11,808,743 Shares Issued and Outstanding at March 31, 2008 and September 30, 2007	124,853	123,665
Retained Earnings	73,013	104,586
Accumulated Other Comprehensive Loss	(27,163)	(28,160)

Total Shareholders’ Equity	170,703	200,091

Total	$293,962	$360,065

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$145,222	$212,610	$360,727	$439,608

Cost of Sales (includes depreciation of $2,968,000 and $2,980,000 for the three months and $5,776,000 and $5,561,000 for the six months ended March 31, 2008 and 2007, respectively)	(143,005)	(190,843)	(344,315)	(381,653)
Selling, General and Administrative Expense (includes depreciation of $719,000 and $690,000 for the three months and $1,432,000 and $1,361,000 for the six months ended March 31, 2008 and 2007, respectively)	(12,095)	(14,777)	(22,692)	(27,513)
Refinery Explosion Related Charges, Net	(12,065)		(12,065)
Gain on Commodity Exchange Seats	—	3,654	—	3,654
Gain on Operating Asset Dispositions	—	659	—	659

Operating Income (Loss)	(21,943)	11,303	(18,345)	34,755

Interest Expense	(419)	(463)	(855)	(943)
Interest Income	726	799	1,644	1,672
Loss on Auction Rate Security	(388)	—	(388)	—
Other Income, Net	530	288	12,799	919

Income (Loss) Before Income Tax	(21,494)	11,927	(5,145)	36,403
(Provision) Credit for Income Taxes	5,963	(3,225)	1,877	(12,001)

Net Income (Loss)	$(15,531)	$8,702	$(3,268)	$24,402

Earnings (Loss) per Share of Common Stock:
Basic	$(1.33)	$0.76	$(0.28)	$2.16

Diluted	$(1.33)	$0.74	$(0.28)	$2.11

Weighted Average Shares Outstanding:
Basic	11,650,870	11,417,428	11,634,770	11,292,509

Diluted	11,650,870	11,803,880	11,634,770	11,539,447

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2008	2007
	(In Thousands of Dollars)
Operating Activities:
Net Income	$(3,268)	$24,402
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Refinery Explosion Related Impairment Charges	10,531	—
Depreciation	7,208	6,922
Deferred Income Taxes	(820)	882
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	3,096	4,180
Cash Paid Received on Change in Fair Value of Derivative Instruments	(1,413)	132
Advances from Insurance Carriers	3,469	—
Gain on Asset Dispositions	—	(659)
Loss on Auction Rate Security	388	—
Non-Cash Portion of Gain on Commodity Exchange Seats	—	(2,893)
Non-Cash Portion of Stock-Based Compensation	1,178	975
Equity Earnings in Unconsolidated Subsidiaries	(1,000)	(473)
Excess Tax Benefits from Stock-Based Compensation	(454)	(1,991)
Other	39	263
Changes in Operating Assets and Liabilities:
Accounts Receivable	10,342	4
Inventories	25,714	52,948
Prepaid Expenses and Other Assets	3,189	1,148
Accounts Payable—Trade	(33,392)	(14,282)
Other Liabilities	886	(7,049)

Net Cash Provided By Operations	25,693	64,509

Investing Activities:
Capital Expenditures	(4,590)	(4,429)
Advances from Insurance Carriers	10,531	—
Investment in Marketable Securities	(193,402)	(112)
Proceeds from Maturity of Marketable Securities	205,852	112
Proceeds from Sale of Marketable Securities	512	1,177
Proceeds from Sale of Assets	—	924
Other	(304)	—

Investing Cash Flow	18,599	(2,328)

Financing Activities:
Repayment of Long-Term Debt	(1,500)	(1,293)
Issuance of Common Stock	56	1,929
Cash Dividends	(31,014)	(35,579)
Excess Tax Benefits from Stock-Based Compensation	454	1,991
Other	(103)	(254)

Financing Cash Flow	(32,107)	(33,206)

Increase in Cash and Cash Equivalents	12,185	28,975
Cash and Cash Equivalents, Beginning of Period	74,229	56,250

Cash and Cash Equivalents, End of Period	$86,414	$85,225

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$638	$1,352

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2008

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2007	11,808,743	$123,665	$104,586	$(28,160)	$200,091
Comprehensive Income:
Net Loss	—	—	(3,268)	—	(3,268)
Foreign Currency Translation Adjustment	—	—	—	(2)	(2)
Change in Unrealized Securities Gains (Net of Tax of $18,000)	—	—	—	(28)	(28)
Change in Derivative Fair Value (Net of Tax of $551,000)	—	—	—	(862)	(862)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $1,207,000)	—	—	—	1,889	1,889

Total Comprehensive Loss	—	—	—	—	(2,271)
Cumulative Effect of Change in Accounting Principles	—	—	2,864	—	2,864
Dividends ($2.64 per share)	—	—	(31,169)	—	(31,169)
Stock Options Exercised and Restricted
Stock Grants	91,773	1,188	—	—	1,188

Balance March 31, 2008	11,900,516	$124,853	$73,013	$(27,163)	$170,703

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

Certain reclassifications of depreciation charges in the consolidated statements of operations were made to the prior years’ financial statements to conform to current year presentation.

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

Insurance Recoveries

Insurance recoveries that are deemed to be probable and reasonably estimable are recognized to the extent of the related loss. Insurance recoveries which result in gains, including recoveries under business interruption coverage, are recognized only when realized by settlement with the insurers. Advances on insurance settlements are recorded as liabilities or offsets to accrued probable recoveries. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently assessing the impact, if any, of SFAS 160 on its consolidated financial statements.

2. REFINERY EXPLOSION RELATED CHARGES

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. While a full assessment of the extent of the damage cannot be made until the site is released to the Company’s engineers following completion of regulatory on site investigations, inspections completed thus far indicate that the refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. The Company intends to rebuild the damaged portions of the facility and is retaining outside design and engineering services to expedite the rebuilding process. Based on preliminary engineering estimates, the Company expects to begin bulk sugar production in late calendar year 2008, and to complete the restoration of packaging capabilities in the first half of calendar 2009.

Charges and insurance recoveries included in the consolidated statements of operations for three months ended March 31, 2008, are as follows (in thousands):

Property, plant and equipment impairment	$10,531
Inventory destroyed or damaged	5,394
Cost incurred as a result of the event:
Legal and consulting	2,832
Loss on raw sugar contracts	2,138
Emergency services and site stabilization	834
Humanitarian efforts	525
Other	1,923
Continuing refinery payroll cost	3,304
Deductibles accrued on liability policies	500

Total Charges	27,980
Insurance Recoveries Recognized (net of $500 deductible on property insurance)	(15,915)

Net Charges	$12,065

The Company has property damage insurance, which provides replacement cost coverage for the affected facilities. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. Insurance recoveries that are deemed probable and are reasonably estimable have been recognized in the consolidated statements of operations, to the extent of the related losses. Such recognized recoveries totaled $15.9 million for the three months ended March 31, 2008. Recoveries which are possible, but not yet probable and reasonably estimable, have not been recognized. The Company is in the early stages of providing claims information for property damage, incurred costs and business interruption coverage. Of the remaining $12.1 million net charges, the Company estimates that insurance recoveries for property damage and incurred costs which are possible, but not yet probable and therefore are not recognized at March 31, 2008, are in the range of $5 million to $7 million.

Insurance recoveries that result in gains will be recognized only when realized. The Company estimated that business interruption claims for lost income during the second quarter will total approximately $6 million to $7 million. Business interruption recoveries will be recognized in revenues upon settlement with the insurance carriers.

The Company’s property insurance policy provides for replacement cost coverage for destroyed property, if replaced within a two-year period. Based on damage assessments completed to date, the Company estimates that the replacement cost of the destroyed buildings and equipment is in the range of $180 million to $230 million, compared to the $10.5 million net book value recognized as impaired. Accordingly, the Company expects to recognize a substantial gain in future periods when the property claims are settled. Such gain may not be recognized for tax purposes to the extent the Company elects under the involuntary conversion rules of the Internal Revenue Code, if the insurance proceeds are reinvested in replacement property within a specified period of time. The replacement cost will establish a new basis in the assets for financial reporting purposes, which will result in higher depreciation charges in future years. The tax basis in the replaced assets will be reduced by the amount of the gain not recognized under the involuntary conversion rules.

3. LOSS ON AUCTION RATE SECURITY

The Company has an investment in a $7.5 million federally insured student loan backed auction rate security for which the auction failed several times during the quarter ended March 31, 2008. The company reclassified the security from short-term Marketable Securities to long-term Other Investments, and recorded a loss of $388,000 to reflect an other-than-temporary impairment of the security.

4. OTHER INCOME

In October 2007, the Company received an $11.2 million cash distribution from its long-term limited partnership investment as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. The Company recorded the distribution in other income.

5. CONTINGENCIES

The Company is party to a number of claims, including two lawsuits, by employees and third parties or their families, for injuries and losses of life suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for the three months ended March 31, 2008.

The U. S. Occupational Safety Health Administration (OSHA) and the U.S. Chemical Safety and Hazard Investigation Board are currently conducting investigations related to the February 7, 2008 explosion at the Company’s Port Wentworth facility. OSHA has the authority to issue citations alleging violations of the Occupational Safety and Health Act and the regulations thereunder and to propose penalties for any such violations. These investigations are ongoing and the Company is cooperating with the agencies regarding these investigations. The results of these investigations are not known at this time, and the Company is unable to estimate what actions OSHA may require, or what penalties they might assess. OSHA is also conducting an inspection of the Company’s Gramercy, Louisiana refinery, and issued six interim citations with total proposed penalties of $36,000. The Company has contested these citations and their proposed penalties and the matter is now before the Occupational Safety and Health Review Commission for a review of the merits of the citations and proposed penalties. The Company has suspended operation of its powder sugar production in Gramercy. Powdered sugar constitutes approximately 7% of sales from the Gramercy refinery. The Gramercy inspection is ongoing and the Company is cooperating with OSHA regarding the inspection. The Company is unable to estimate what actions OSHA may require at the Gramercy refinery, or what additional penalties OSHA might assess.

        Additionally, the Company is party to litigation and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position or cash flows. In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance.

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

6. STOCK-BASED COMPENSATION

Options to purchase 6,417 shares and 7,417 shares of the Company’s common stock with a weighted-average exercise price per share of $6.54 and $7.56 were exercised during the three and six-month periods ended March 31, 2008, respectively. Cash received from the exercise of stock options was $42,000 and $56,000 for the same periods, respectively. The total intrinsic value of options exercised for the three and six months was $94,000 and $101,000, respectively.

In the three-month and six-month periods ended March 31, 2008, the Company granted 87,400 shares and 97,400 shares of restricted stock to employees with a weighted-average grant date fair value of $21.93 per share and $22.13 per share, respectively. These shares generally vest over a four-year period from date of grant. During the six-month period, 58,068 shares of restricted stock vested with a fair value of $1.2 million.

Additionally, in the first quarter of fiscal 2008, the Company granted 10,000 restricted share units (RSUs) to non-employee directors, with a weighted-average grant date fair value of $25.58 per share. The RSUs have no requisite service period and were immediately expensed. The Company recognized approximately $0.3 million of compensation expense in connection with this grant. The RSUs vest six months following termination of board service, but no earlier than two years from date of grant.

The excess tax benefit realized from stock options exercised and restricted stock vested was $0.5 million for the three and six month periods ended March 31, 2008.

7. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share for the three months and six months ended March 31, 2008 and 2007 (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net Income (Loss)	$(15,531)	$8,702	$(3,268)	$24,402

Average Shares Outstanding	11,650,870	11,417,428	11,634,770	11,292,509
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Warrants, and Nonvested Restricted Stock Under the Treasury Stock Method	—	386,452	—	246,938

Adjusted Average Shares Outstanding	11,650,870	11,803,880	11,634,770	11,539,447

Diluted EPS – Net Income (Loss)	$(1.33)	$0.74	$(0.28)	$2.11

The assumed exercise of employee stock options and warrants outstanding and the issuance of nonvested restricted stock was not included in the computation of diluted earnings per share for the three and six months ended March 31, 2008 because their assumed exercise and issuance would have an antidilutive effect on the computation of diluted loss per share.

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months and six months ended March 31, 2008 and 2007 were (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Pension Plans
Service Cost	$266	$258	$532	$515
Interest Cost	3,077	3,138	6,154	6,277
Expected Return on Plan Assets	(2,911)	(2,841)	(5,821)	(5,682)
Amortization of Prior Service Cost	31	27	61	54
Recognized Actuarial Loss	347	312	694	624

Total Net Periodic Benefit Costs	$810	$894	$1,620	$1,788

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$4	$7	$7
Interest Cost	147	149	293	299
Amortization of Prior Service Cost	(399)	(399)	(797)	(797)
Recognized Actuarial Loss	107	138	213	276

Total Net Periodic Benefit Costs (Income)	$(142)	$(108)	$(284)	$(215)

Pension plan contributions, which are based on regulatory requirements, were $0.4 million and $0.5 million during the six months ended March 31, 2008 and 2007, respectively. Contributions during the remainder of fiscal 2008 are expected to be approximately $5.0 million.

9. INCOME TAXES

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

The following table reflects the impacts to the Company’s Consolidated Balance Sheet (in millions) at adoption of FIN 48:

Increase (Decrease)
Assets:
Deferred Income Taxes-Net	$0.5
Liabilities:
Other Liabilities (current)	(7.8)
Deferred Employee Benefits and Other Liabilities (non-current)	5.4
Shareholders’ Equity:
Retained Earnings (Cumulative Effect of Accounting Change)	2.9

A reconciliation of the change in the amount of unrecognized tax benefits for the six months ended March 31, 2008, is as follows (in millions):

	Tax	Interest	Total
Balance, October 1, 2007	$4.9	$0.5	$5.4
Additions based on tax positions related to the current year	0.1	0.2	0.3
Reductions for tax positions of prior years	(0.1)	—	(0.1)

Balance, March 31, 2008	$4.9	$0.7	$5.6

Substantially all of the $4.9 million unrecognized benefits would affect the Company’s effective tax rate if recognized. For the six months ended March 31, 2008, the Company recognized $0.3 million of interest expense as a result of positions taken. Interest and penalties recognized in the Consolidated Balance Sheet at March 31, 2008 was $1.1 million. The Company classifies interest and penalties related to unrecognized tax benefits as interest and tax expense, respectively.

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

Overview

We operate in a single domestic business segment, which produces and sells refined sugar and related products. Our results of operations substantially depend on market factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugarbeets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions, production outages at key industry facilities and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar and the marketing of refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries.

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. A number of employees and contractors were injured and there were 13 fatalities. The explosion and fire is under investigation by the Company, the Occupational Safety Health Administration and the Chemical Safety Board. A full assessment of the extent of the damage at the Port Wentworth, Georgia refinery cannot be made until the site is released to the Company’s engineers following completion of regulatory, on site investigations, expected to occur in our third fiscal quarter. Preliminary inspection indicates that the refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. Demolition efforts at the site are well underway. The Company intends to rebuild the damaged portions of the facility and is retaining outside design and engineering services to expedite the rebuilding process. Based on preliminary engineering estimates, the Company expects to begin bulk sugar production in late calendar year 2008, and to complete the restoration of packaging capabilities in the first half of calendar 2009.

Liquidity and Capital Resources

The Company has property damage insurance, which provides replacement cost coverage for the affected facilities or a reduced amount to the extent not replaced. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. The combined policy coverage for property damage and business interruption is subject to deductibles and a number of exclusions and sub-limits, as well as an overall policy limit of $350 million per event. Based on the preliminary damage estimates described above, the Company believes its insurance coverage is adequate to provide for the replacement of the damaged facilities, estimated in the range of $180 million to $230 million. The Company is in continuous communication with representatives of the insurers to assure a smooth flow of information in an effort to expedite the claims processing effort. The Company has received advances on its property insurance claims of $14.0 million in March and $17.5 million in April and May 2008.

Additionally, the Company has workers compensation insurance and general liability insurance. Workers compensation insurance provides for coverage equal to the statutory benefits provided under state law. The general liability insurance provides coverage for damage to third parties or their property, up to a policy limit of $100 million. Each of these policies is subject to sub limits and exclusions and required deductibles.

At March 31, 2008, the Company had cash and cash equivalents of $86.4 million. Additionally, the Company has a revolving credit agreement (the “Revolver”) which provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans. At March 31, 2008, we had no outstanding borrowings and had borrowing capacity of $94.3 million, after deducting outstanding letters of credit totaling $5.7 million. The Revolver is secured by substantially all of our current assets, certain investments and certain property, plant and equipment, and contains covenants limiting our ability to incur debt, sell assets, pay dividends and enter into certain other transactions. Additionally, the revolver requires maintenance of certain financial covenants if liquidity, as defined in the agreement, falls below a certain level.

We believe that our available liquidity and capital resources are sufficient to meet our operating and capital needs, including reconstruction costs and ongoing capital improvements, during the period required to restore production capabilities at the Port Wentworth refinery.

Results of Operations

Our operating results for the quarter were significantly impacted by the tragic events at our Port Wentworth sugar refinery, which comprised almost 60% of our productive capacity. In spite of increasing the Gramercy, Louisiana refinery to full capacity during the last two months of the second quarter, available production and inventories substantially constrained sugar volumes available to ship to customers. Additionally, cost in excess of amounts recognizable as probable insurance recoveries significantly impacted results of operations.

Three Months and Six Months Ended March 31, 2008 compared to Three Months and Six Months Ended March 31, 2007

In the current quarter, we reported a net loss of $15.5 million or $1.33 per diluted share, compared to income of $8.7 million or $0.74 per diluted share during the second fiscal quarter of the prior year. For the first six months of the current year, we reported a net loss of $3.3 million or $0.28 per diluted share, compared to income of $24.4 million or $2.11 per diluted share last year. Lower domestic sugar prices are the primary drivers of lower profitability in the current periods. Additionally, the refinery explosion related charges (as described in Note 2) resulted in net pre-tax charges of $12.1 million. The remaining decrease in net income was driven by lower sales volumes due to the loss of the Savannah production capacity as well as higher freight costs. We discuss these and other factors in more detail below.

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 97% of our net sales.

Sugar sales volumes and prices were:

	Three Months Ended March 31,				Six Months Ended March 31,
	2008		2007		2008		2007
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	2,451	$29.15	3,452	$31.55	5,707	$29.59	6,119	$32.58
Consumer	1,184	34.86	1,723	35.74	3,420	35.52	4,089	37.04
Foodservice	639	30.22	664	34.75	1,355	30.96	1,371	37.73

Domestic Sales	4,274	30.89	5,839	33.15	10,483	31.70	11,579	34.77
World/Toll Sales	394	20.93	589	22.45	783	21.03	1,475	17.07

Sugar Sales	4,667	$30.05	6,428	$32.17	11,266	$30.96	13,054	$32.77

Net sales decreased 31.7% for the three months and 17.9% for the six months ended March 31, 2008, each compared to the same period in the prior year. Sugar volumes decreased 27.4% for the quarter and 13.7% for the six-month period primarily due to the lost volume from Savannah, partially offset by increased production in Gramercy. Domestic prices decreased 6.8% for the quarter and 8.8% for the six-month period. Gross margin (after depreciation) as a percentage of sales was 1.5% for the three months and 4.5% for the six months ended March 31, 2008, as compared to 10.2% for the quarter and 13.2% for the six months last year. Domestic sugar market supply conditions, driven by a large domestic sugar beet crop, have led to lower refined sugar prices and reduced sales margins. The large crop and projected surplus inventories have resulted in price declines which we expect to continue to realize in industrial contracts for the balance of fiscal 2008. The Company declared force majeure on the industrial contracts sourced from the Savannah refinery and is allocating product from excess available production to customers under those contracts.

Energy costs for the quarter and year were higher than the prior year due to a negative mix of energy sources caused by the curtailment of sugar production in Savannah. Higher energy costs reduced gross margin as a percent of sales by 0.6 % for the quarter and 0.2% for the six-month period. The Savannah refinery utilizes lower priced coal as its primary energy source while the Gramercy refinery exclusively uses natural gas. Natural gas provided approximately 53% and 55% of the energy for our plants in last year’s second quarter and first six months respectively, while the remainder of our energy usage was comprised of coal and fuel oil. In the current quarter and first six months, natural gas usage has increased to 74% and 61% of the total. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity decreased to $8.49 per mmbtu in the current quarter and $7.99 in the first six months of the current year as compared to $8.87 and $8.09 in the same quarter and first six months of last year. We have purchased or hedged approximately 42% of our expected 1.0 million mmbtu natural gas requirements for the last six months of fiscal 2008 at prices higher than prior year levels. If the balance of our anticipated natural gas purchases were priced in the futures market on April 30, 2008, our natural gas costs in the second half of fiscal 2008 would be approximately $9.88 per mmbtu compared to $7.74 per mmbtu in last fiscal year’s second half.

In addition to the effects of sales prices and energy costs described above, gross margin was impacted by higher transportation costs. Fuel costs and higher rail fleet costs have had an adverse effect on our transportation costs, reducing gross margin percentage by 1.1% for the quarter and 0.9% for the six months ended March 31, 2008.

Partially offsetting the margin impact of lower refined prices, the higher availability of raw sugar has resulted in lower raw sugar prices. Our cost of domestic raw cane sugar decreased from $20.79 per cwt (on a raw market basis) for the quarter ended March 31, 2007 to $20.66 per cwt for the current quarter and from $20.95 per cwt for the first six months of last fiscal year to $20.78 per cwt for the first six months of this fiscal year. The lower domestic raw cane sugar cost increased our gross margin percentage by 0.4% for the three months and 0.5% for the six months ended March 31, 2008. Manufacturing costs for the three and six months ended March 31, 2008 were virtually unchanged to the same period last year and had no effect on gross margin percentage.

Selling, general and administrative expense decreased $2.8 million for the quarter and $4.9 million for the first six months of the fiscal year. The reduction for the quarter was driven by reductions in professional fees of $1.8 million related to the Southern Minnesota arbitration matter last year and corporate development costs, as well as a reduction in advertising costs of $0.7 million. The decrease in the six-month period was the result of the same factors affecting the quarter, as well as lower workers compensation expense of $0.7 million.

Refinery explosion related charges, net of recognized probable insurance recoveries, are detailed in Note 2 to the financial statements.

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

The Company has an investment in a $7.5 million federally insured student loan backed auction rate security for which the auction failed several times during the quarter ended March 31, 2008. The company recorded a loss of $388,000 to reflect an other-than-temporary impairment of the security.

Other income, which includes equity investment earnings and distributions from cost basis investments, increased $0.2 million in the quarter and $11.9 million in the first six months of the fiscal year compared to the same periods in the prior year. In October 2007, the Company received an $11.2 million cash distribution from its long-term limited partnership investment as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. The Company recorded the distribution in other income. In November 2007, the Company formed a 50/50 joint venture with a Monterrey, Mexico-based sugar producer, which will market sugar products in Mexico and facilitate cross-border transactions (to the extent such transactions are economically viable) under the recently implemented NAFTA provisions. Equity in earnings of this joint venture is $0.1 million in the current quarter and $0.3 million in the first six months of the fiscal year. Additionally other income includes our 45% share of the earnings of Wholesome Sweeteners, which increased $0.2 million in the quarter as compared to the prior period.

        We have estimated a combined federal and state income tax rate of 36.5% for the six months ended March 31, 2008 compared to 33.0% in the same period last year. The increase in the effective tax rate is primarily attributable to the effect of tax-free interest income, as well as the impact of equity earnings in our Mexican joint venture.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2007 except for the accounting for asset impairments and insurance recoveries described in Note 2.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as March 31, 2008.

	Expected Maturity Fiscal 2008	Expected Maturity Fiscal 2009
Domestic Futures Contracts (net positions):
Contract Volumes (cwt)	1,518,000	(717,000)
Weighted Average Contract Price (per cwt)	$20.61	$21.13
Contract Amount	$31,271,000	$(15,144,000)
Weighted Average Fair Value (per cwt)	$20.55	$21.14
Fair Value	$31,189,000	$(15,152,000)

	Expected Maturity Fiscal 2008	Expected Maturity Fiscal 2009
World Futures Contracts (long positions):
Contract Volumes (cwt)	273,000	18,000
Weighted Average Contract Price (per cwt)	$12.96	$10.07
Contract Amount	$3,542,000	$180,000
Weighted Average Fair Value (per cwt)	$11.76	$12.52
Fair Value	$3,213,000	$224,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of March 31, 2008.

Expected Maturity Fiscal 2008
Futures Contracts (long positions):
Contract Volumes (mmbtu)	260,000
Weighted Average Contract Price (per mmbtu)	$7.95
Contract Amount	$2,067,000
Weighted Average Fair Value (per mmbtu)	$10.22
Fair Value	$2,657,000

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a number of claims, including two lawsuits, by employees and third parties or their families, for injuries and losses of life suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for the three months ended March 31, 2008.

The U. S. Occupational Safety Health Administration (OSHA) and the U.S. Chemical Safety and Hazard Investigation Board are currently conducting investigations related to the February 7, 2008 explosion at the Company’s Port Wentworth facility. OSHA has the authority to issue citations alleging violations of the Occupational Safety and Health Act and the regulations thereunder and to propose penalties for any such violations. These investigations are ongoing and the Company is cooperating with the agencies regarding these investigations. The results of these investigations are not known at this time, and the Company is unable to estimate what actions OSHA may require, or what penalties they might assess. OSHA is also conducting an inspection of the Company’s Gramercy, Louisiana refinery, and issued six interim citations with total proposed penalties of $36,000. The Company has contested these citations and their proposed penalties and the matter is now before the Occupational Safety and Health Review Commission for a review of the merits of the citations and proposed penalties. The Company has suspended operation of its powder sugar production in Gramercy. Powdered sugar constitutes approximately 7% of sales from the Gramercy refinery. The Gramercy inspection is ongoing and the Company is cooperating with OSHA regarding the inspection. The Company is unable to estimate what actions OSHA may require at the Gramercy refinery, or what additional penalties OSHA might assess.

Additionally, the Company is party to litigation and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position or cash flows. In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, except as follows:

Our Port Wentworth refinery is a substantial portion of our production capacity and a prolonged interruption of operations would materially adversely affect our results. Business interruption insurance provides coverage for lost income, subject to certain policy limits, during a reasonable reconstruction period, plus up to a year after such reconstruction period. If reconstruction of the facility extends beyond a reasonable period, or if we experience an interruption for a longer period of time, business interruption recoveries may not be available for the full amount of lost income. Our property insurance policy provides for replacement cost coverage, subject to certain policy limits. If the reconstruction costs exceed the policy limits, property insurance may not be available to fund the full reconstruction costs. The Company is party to a number of claims, including two lawsuits, for injuries and losses suffered as a result of the explosion. If damages in these matters exceed the policy limits, we could be subject to liabilities, which could be material.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 29, 2008, the Company held its annual meeting of shareholders and voted on three proposals.

(1) Four directors were elected with votes cast as follows:

Nominee	Votes for	Votes withheld
Gaylord O. Coan	10,219,156	580,744
Robert S. Kopriva	10,512,090	287,810
Gail A. Lione	10,575,104	224,796
David C. Moran	10,410,354	389,546

The following five directors of the Company whose terms of office are scheduled to continue until 2009 or 2010 are as follows:

Curtis G. Anderson

James J. Gaffney

Yves-Andre Istel

John C. Sheptor

John K. Sweeney

(2) The shareholders approved an amendment to the Imperial Sugar Company Long-Term Incentive Plan to increase the number of shares of common stock of the Company subject to the plan by 250,000 shares, with votes cast as follows:

Votes for	Votes against	Abstentions	Broker Non-votes
6,538,071	2,515,141	395,250	1,351,438

(3) The shareholders ratified the appointment of Deloitte & Touche L.L.P. as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008, with votes cast as follows:

Votes for	Votes against	Abstentions
10,735,896	59,798	4,206

Item 6.	Exhibits

(a) Exhibits

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

33	Third Amendment to Imperial Sugar Company Long Term Incentive Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: May 9, 2008	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

33	Third Amendment to Imperial Sugar Company Long Term Incentive Plan