Form 10-Q
period 2008-06-30
IMPERIAL SUGAR CO /NEW/
filed 2008-07-30
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 21, 2008, there were 11,903,075 shares of common stock, without par value, of the registrant outstanding.

Index to Financial Statements

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, Port Wentworth construction costs, timelines and operational restart dates, future expenses and liabilities arising from the Port Wentworth refinery incident, future insurance recoveries, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations and capital investment programs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, results of damaged equipment inspections, unforeseen engineering and equipment delays, results of insurance negotiations, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I—FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	September 30, 2007
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$73,491	$74,229
Marketable Securities	311	20,693
Accounts Receivable, Net	28,311	49,409
Inventories:
Finished Products	39,264	34,156
Raw and In-Process Materials	31,032	54,197
Supplies	10,634	11,767

Total Inventory	80,930	100,120
Prepaid Expenses	4,604	7,342
Income Tax Receivable	12,581	—

Total Current Assets	200,228	251,793
Other Investments	12,080	3,683
Property, Plant and Equipment, Net	74,428	88,649
Deferred Income Taxes, Net	13,756	13,226
Other Assets	3,162	2,714

Total	$303,654	$360,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$44,364	$69,057
Other Current Liabilities	28,719	20,991

Total Current Liabilities	73,083	90,048
Long-Term Debt	—	1,500
Deferred Employee Benefits and Other Liabilities	71,462	68,426
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,903,075 and 11,808,743 Shares Issued and Outstanding at June 30, 2008 and September 30, 2007	125,599	123,665
Retained Earnings	59,718	104,586
Accumulated Other Comprehensive Loss	(26,208)	(28,160)

Total Shareholders’ Equity	159,109	200,091

Total	$303,654	$360,065

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$106,887	$216,356	$467,614	$655,964

Cost of Sales (includes depreciation of $2,822,000 and $2,845,000 for the three months and $8,598,000 and $8,406,000 for the nine months ended June 30, 2008 and 2007, respectively)	(111,893)	(196,952)	(456,208)	(578,605)
Selling, General and Administrative Expense (includes depreciation of $725,000 and $652,000 for the three months and $2,157,000 and $2,013,000 for the nine months ended June 30, 2008 and 2007, respectively)	(11,022)	(11,820)	(33,714)	(39,333)
Refinery Explosion Related Charges, Net	(5,207)	—	(17,272)	—
Gain on Arbitration Settlement	—	6,752	—	6,752
Gain on Commodity Exchange Seats	—	—	—	3,654
Gain on Operating Asset Dispositions	—	—	—	659

Operating Income (Loss)	(21,235)	14,336	(39,580)	49,091

Interest Expense	(289)	(595)	(1,144)	(1,538)
Interest Income	596	1,283	2,240	2,955
Loss on Auction Rate Security	—	—	(388)	—
Other Income, Net	819	579	13,618	1,498

Income (Loss) from Continuing Operations Before Income Taxes	(20,109)	15,603	(25,254)	52,006
(Provision) Credit for Income Taxes	7,593	(4,224)	9,470	(16,225)

Income (Loss) from Continuing Operations	(12,516)	11,379	(15,784)	35,781
Income (Loss) from Discontinued Operations	—	(3,776)	—	(3,776)

Net Income (Loss)	$(12,516)	$7,603	$(15,784)	$32,005

Basic Earnings per Share of Common Stock:
Income (Loss) from Continuing Operations	$(1.07)	$0.98	$(1.35)	$3.14

Loss from Discontinued Operations	$—	$(0.32)	$—	$(0.33)

Net Income (Loss)	$(1.07)	$0.66	$(1.35)	$2.81

Diluted Earnings per Share of Common Stock:
Income (Loss) from Continuing Operations	$(1.07)	$0.95	$(1.35)	$3.06

Income (Loss) from Discontinued Operations	$—	$(0.31)	$—	$(0.32)

Net Income (Loss)	$(1.07)	$0.64	$(1.35)	$2.74

Weighted Average Shares Outstanding:
Basic	11,680,076	11,586,107	11,649,673	11,390,375

Diluted	11,680,076	11,949,544	11,649,673	11,679,236

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2008	2007
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$(15,784)	$32,005
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Refinery Explosion Related Impairment Charges	11,269	—
Depreciation	10,755	10,419
Deferred Income Taxes	(934)	652
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	2,766	3,924
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	388	44
Insurance recoveries recognized	(24,625)	—
Advances from Insurance Carriers	23,731	—
Gain on Asset Dispositions	—	(659)
Gain on Arbitration Settlement	—	(6,752)
(Income) Loss from Discontinued Operations	—	3,906
Loss on Auction Rate Security	388	—
Non-Cash Portion of Gain on Commodity Exchange Seats	—	(2,893)
Non-Cash Portion of Stock-Based Compensation	1,921	1,392
Equity Earnings in Unconsolidated Subsidiaries	(1,535)	(715)
Excess Tax Benefits from Stock-Based Compensation	(456)	(2,106)
Other	97	305
Changes in Operating Assets and Liabilities:
Accounts Receivable	8,517	5,573
Inventories	19,190	51,899
Deferred Costs, Prepaid Expenses and Other Assets	2,125	(261)
Accounts Payable—Trade	(24,693)	(10,675)
Other Liabilities	2,425	(3,861)

Net Cash Provided By Continuing Operations	15,545	82,197

Investing Activities:
Capital Expenditures	(7,803)	(7,619)
Advances from Insurance Carriers	11,269	—
Investment in Marketable Securities	(193,402)	(71,668)
Proceeds from Maturity of Marketable Securities	205,852	168
Proceeds from Sale of Marketable Securities	512	2,327
Proceeds from Sale of Assets	—	924
Other	216	—

Investing Cash Flow	16,644	(75,868)

Financing Activities:
Repayment of Long-Term Debt	(1,500)	(1,969)
Issuance of Common Stock	56	2,058
Cash Dividends	(31,836)	(36,391)
Excess Tax Benefits from Stock-Based Compensation	456	2,106
Other	(103)	(256)

Financing Cash Flow	(32,927)	(34,452)

Decrease in Cash and Cash Equivalents	(738)	(28,123)
Cash and Cash Equivalents, Beginning of Period	74,229	56,250

Cash and Cash Equivalents, End of Period	$73,491	$28,127

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$1,120	$1,253

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2008

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2007	11,808,743	$123,665	$104,586	$(28,160)	$200,091
Comprehensive Loss:
Net Loss	—	—	(15,784)	—	(15,784)
Change in Derivative Fair Value (Net of Tax of $141,000)	—	—	—	246	246
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $1,008,000)	—	—	—	1,758	1,758
Other	—	—	—	(52)	(52)

Total Comprehensive Loss	—	—	—	—	(13,832)
Cumulative Effect of Change in Accounting Principles	—	—	2,864	—	2,864
Dividends ($2.71 per share)	—	—	(31,948)	—	(31,948)
Stock Options Exercised and Restricted Stock Grants	94,332	1,934	—	—	1,934

Balance June 30, 2008	11,903,075	$125,599	$59,718	$(26,208)	$159,109

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

2. REFINERY EXPLOSION RELATED CHARGES

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. The Company intends to rebuild the damaged portions of the facility and has retained outside design and engineering services and is in the process of engaging construction firms to complete the rebuild. Based on engineering and construction estimates received thus far, the Company expects to begin bulk sugar production in late calendar year 2008, and to complete the restoration of packaging capabilities in the first half of calendar year 2009.

Charges and insurance recoveries included in the consolidated statements of operations for the three and nine months ended June 30, 2008, are as follows (in thousands):

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Property, plant and equipment impairment	$738	$11,269
Inventory destroyed or damaged	380	5,773
Cost incurred as a result of the event:
Legal and consulting	2,506	5,338
Cleanup and repairs	3,135	3,893
Demolition	1,171	1,250
Loss (gain) on raw sugar contracts	(893)	1,246
Emergency services and site security	385	1,177
Humanitarian efforts	114	652
Other	774	1,888
Continuing refinery payroll cost	5,607	8,911
Deductibles accrued on liability policies	—	500

Total Charges	13,917	41,897
Insurance Recoveries Recognized (net of $500 deductible on property insurance)	(8,710)	(24,625)

Net Charges	$5,207	$17,272

The Company has property damage insurance, which provides replacement cost coverage for the affected facilities. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. Insurance recoveries that are deemed probable and are reasonably estimable have been recognized in the consolidated statements of operations to the extent of the related losses. Such recognized recoveries totaled $8.7 million for the three months and $24.6 million for the nine months ended June 30, 2008. Recoveries which are possible, but not yet probable and reasonably estimable, have not been recognized. The Company has provided preliminary claims information for property damage, incurred costs and business interruption coverage and is in discussions with the insurers about those claims. Of the remaining $17.3 million net charges, the Company estimates that insurance recoveries for property damage and incurred costs which are possible, but not yet probable and therefore are not recognized at June 30, 2008, are in the range of $5 million to $8 million.

Insurance recoveries that result in gains will be recognized only when realized. The Company estimated that business interruption claims for lost income during the second and third quarters will total approximately $15 million to $20 million. Business interruption recoveries will be recognized in revenues upon settlement with the insurance carriers. No business interruption claim periods have yet been settled.

The Company’s property insurance policy provides for replacement cost coverage for destroyed property, if replaced within a two-year period. Based on engineering reports and construction estimates received to date, the Company estimates that the replacement cost of the destroyed buildings and equipment is in the range of $180 million to $230 million, compared to the $11.3 million net book value recognized as impaired. Accordingly, the Company expects to recognize a substantial gain in future periods when the property claims are settled. Such gain may not be recognized for tax purposes to the extent the Company elects under the involuntary conversion rules of the Internal Revenue Code, if the insurance proceeds are reinvested in replacement property within a specified period of time. The replacement cost will establish a new basis in the assets for financial reporting purposes, which will result in higher depreciation charges in future years. The tax basis in the replaced assets will be reduced by the amount of the gain not recognized under the involuntary conversion rules.

The Company has thus far received advances on its property insurance claims totaling $35 million.

3. LOSS ON AUCTION RATE SECURITY

The Company has an investment in a $7.5 million federally insured student loan backed auction rate security for which the auction has failed several times since February 2008. The Company reclassified the security from short-term Marketable Securities to long-term Other Investments, and recorded a loss of $388,000 in the second quarter of fiscal year 2008 to reflect an other-than-temporary impairment of the security. In the third quarter of fiscal year 2008, the Company recognized a temporary decline in fair value of $71,000 in other comprehensive income (loss).

4. OTHER INCOME

In October 2007, the Company received an $11.2 million cash distribution from its long-term limited partnership investment as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. The Company recorded the distribution in other income.

5. CONTINGENCIES

The Company is party to a number of claims, including seven lawsuits, by employees and third parties or their families, for injuries and losses of life suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for the nine months ended June 30, 2008.

The U.S. Occupational Safety Health Administration (OSHA) and the U.S. Chemical Safety and Hazard Investigation Board (CSB) initiated investigations related to the February 7, 2008 explosion at the Company’s Port Wentworth facility. OSHA also initiated an investigation of the Company’s Gramercy, Louisiana refinery, and the Kentucky Office of Occupational Safety and Health (Kentucky OSHA) inspected the Company’s Ludlow, Kentucky facility. OSHA and Kentucky OSHA have the authority to issue citations alleging violations of the Occupational Safety and Health Act and the Kentucky Occupational Safety and Health Act and the regulations thereunder and to propose penalties for any such violations.

        The CSB and Kentucky OSHA investigations are ongoing and the Company is cooperating in these investigations. OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company has contested all of the citations, proposed penalties and abatement actions regarding the Port Wentworth and Gramercy investigations, and these matters will be assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. The administrative review process of OSHA citations does not commence until approximately 35 to 60 days after the notice of contest is filed.

Because the contest of the citations is in the very early stages and the Company has not had the opportunity to initiate any discovery or evaluate any of the evidence OSHA relied upon in issuing the citations, the Company is unable to estimate the amount or a reasonable range of amounts of the liability which may ultimately result from these OSHA citations or the ongoing Kentucky OSHA investigation. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes. The Company has suspended operation of its powder sugar production in Gramercy, which represents 7% of sales from the Gramercy refinery.

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

6. STOCK-BASED COMPENSATION

Options to purchase 7,417 shares of the Company’s common stock with a weighted-average exercise price per share of $7.56 were exercised during the nine-month period ended June 30, 2008. Cash received from the exercise of stock options was $56,000 and the total intrinsic value of options exercised during the nine-month period was $101,000.

In the nine-month period ended June 30, 2008, the Company granted 113,650 shares of restricted stock to employees with a weighted average grant date fair value of $20.89 per share. These shares generally vest over a four-year period from date of grant. Additionally, in the nine-month period ended June 30, 2008, the Company granted 32,086 restricted share units (RSUs) to non-employee directors with a weighted-average grant date fair value of $19.19 per share. The RSUs vest six months following termination of board service, but no earlier than two years from date of grant. During the nine-month period ended June 30, 2008, 59,943 shares of restricted stock vested with a fair value of $1.2 million.

The excess tax benefit realized from stock options exercised and restricted stock vested was $0.5 million for the nine-month period ended June 30, 2008.

7. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share for the three months and nine months ended June 30, 2008 and 2007 (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Income (Loss) from Continuing Operations	$(12,516)	$11,379	$(15,784)	$35,781

Average Shares Outstanding	11,680,076	11,586,107	11,649,673	11,390,375
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	363,437	—	288,861

Adjusted Average Shares	11,680,076	11,949,544	11,680,076	11,679,236

Diluted EPS - Continuing Operations	$(1.07)	$0.95	$(1.35)	$3.06

Income (Loss) from Discontinued Operations	$—	$(3,776)	$—	$(3,776)

Average Shares Outstanding	11,680,076	11,586,107	11,649,673	11,390,375
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	363,437	—	288,861

Adjusted Average Shares	11,680,076	11,949,544	11,649,673	11,679,236

Diluted EPS - Discontinued Operations	$—	$(0.31)	$—	$(0.32)
Net Income (Loss)	$(12,516)	$7,603	$(15,784)	$32,005

Average Shares Outstanding	11,680,076	11,586,107	11,649,673	11,390,375
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	363,437	—	288,861

Adjusted Average Shares	11,680,076	11,949,544	11,680,076	11,679,236

Diluted EPS - Net Income (Loss)	$(1.07)	$0.64	$(1.35)	$2.74

The assumed exercise of employee stock options and warrants outstanding and the issuance of nonvested restricted stock was not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2008 because their assumed exercise and issuance would have an antidilutive effect on the computation of diluted loss per share.

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months and nine months ended June 30, 2008 and 2007 were (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Pension Plans
Service Cost	$436	$257	$968	$772
Interest Cost	3,077	3,139	9,231	9,416
Expected Return on Plan Assets	(2,910)	(2,841)	(8,731)	(8,523)
Amortization of Prior Service Cost	31	27	92	81
Recognized Actuarial Loss	347	312	1,041	936
Curtailment Loss	—	—	—	—

Total Net Periodic Benefit Costs	$981	$894	$2,601	$2,682

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$3	$10	$10
Interest Cost	147	150	440	449
Amortization of Prior Service Cost	(399)	(399)	(1,196)	(1,196)
Recognized Actuarial Loss	106	139	319	415

Total Net Periodic Benefit Costs (Income)	$(143)	$(107)	$(427)	$(322)

Pension plan contributions, which are based on regulatory requirements, were $3.8 million and $1.0 million during the nine months ended June 30, 2008 and 2007, respectively. Contributions during the remainder of fiscal 2008 are expected to be approximately $3.7 million.

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

The following table reflects the impacts to the Company’s Consolidated Balance Sheet (in millions) at adoption of FIN 48:

Increase (Decrease)
Assets:
Deferred Income Taxes-Net	$0.5
Liabilities:
Other Liabilities (current)	(7.8)
Deferred Employee Benefits and Other Liabilities (non-current)	5.4
Shareholders’ Equity:
Retained Earnings (Cumulative Effect of Accounting Change)	2.9

A reconciliation of the change in the amount of unrecognized tax benefits for the nine months ended June 30, 2008, is as follows (in millions):

	Tax	Interest	Total
Balance, October 1, 2007	$4.9	$0.5	$5.4
Additions based on tax positions related to the current year	0.1	0.2	0.3
Reductions for tax positions of prior years	(0.1)	(0.0)	(0.1)

Balance, June 30, 2008	$4.9	$0.7	$5.6

Substantially all of the $5.6 million unrecognized benefits would affect the Company’s effective tax rate if recognized. Interest and penalties recognized in the Consolidated Balance Sheet at June 30, 2008 were $1.1 million. The Company classifies interest and penalties related to unrecognized tax benefits as interest and tax expense, respectively.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2005 through 2007. The Company or its subsidiaries’ state tax returns are open to audit under the statute of limitations for the fiscal years 2004 through 2007.

10. WHOLESOME SWEETENERS INVESTMENT

On July 14, 2008 the Company increased its ownership stake in Wholesome Sweeteners, and also acquired an option to purchase the remaining equity interest. Wholesome, an organic and natural sweetener company based in Sugar Land, Texas, was formed as a venture in 2001 between the Company and Edward Billington & Son, a diversified agriculture and food company based in the United Kingdom. Under the terms of the agreement, the Company paid $4.0 million in cash to purchase 5% of Wholesome’s common stock from Billington, increasing the Company’s ownership position from 45% to 50%. The $4.0 million investment also includes an option to acquire the remaining 50% interest owned by Billington and is exercisable between September 1, 2010 and May 31, 2011, at an agreed multiple of future earnings.

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

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. A number of employees and contractors were injured and there were 13 fatalities. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. Demolition efforts at the site are substantially complete. The Company intends to rebuild the damaged portions of the facility and has retained outside design and engineering services and is in the process of engaging construction firms to complete the rebuild. Based on engineering and construction estimates received thus far, the Company expects to begin bulk sugar production in late calendar year 2008, and to complete the restoration of packaging capabilities in the first half of calendar year 2009.

Liquidity and Capital Resources

The Company has property damage insurance, which provides replacement cost coverage for affected facilities or a reduced amount to the extent not replaced. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. The combined policy coverage for property damage and business interruption is subject to deductibles and a number of exclusions and sub-limits, as well as an overall policy limit of $350 million per event. Based on engineering reports and construction estimates received to date, the Company believes its insurance coverage is adequate to provide for the replacement of the damaged facilities at the Savannah refinery, estimated in the range of $180 million to $230 million. The Company is in continuous communication with representatives of the insurers to assure a smooth flow of information in an effort to expedite the claims processing effort. The Company has thus far received advances on its property insurance claims totaling $35 million.

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

At June 30, 2008, the Company had cash and cash equivalents of $73.5 million. Additionally, the Company has a revolving credit agreement (the “Revolver”) which provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans. At June 30, 2008, we had no outstanding borrowings and had the capacity under the borrowing base formula to borrow $48 million against inventory and receivables, after deducting outstanding letters of credit totaling $6.2 million. The Revolver is secured by substantially all of our current assets, certain investments and certain property, plant and equipment, and contains covenants limiting our ability to incur debt, sell assets, pay dividends and enter into certain other transactions. Additionally, the Revolver requires maintenance of certain financial covenants if liquidity, as defined in the agreement, falls below a certain level.

We believe that our available liquidity and capital resources are sufficient to meet our operating and capital needs, including estimated reconstruction costs and ongoing capital improvements, during the period required to restore production capabilities at the Port Wentworth refinery.

Results of Operations

Our operating results were significantly impacted by the events at our Port Wentworth sugar refinery, which comprised almost 60% of our productive capacity. In spite of increasing the Gramercy, Louisiana refinery production, available production and inventories substantially constrained sugar volumes available to ship to customers. Additionally, cost in excess of amounts recognizable as probable insurance recoveries significantly impacted results of operations.

Three Months and Nine Months Ended June 30, 2008 compared to Three Months and Nine Months Ended June, 2007

In the current quarter, we reported a net loss of $12.5 million or $1.07 per diluted share, compared to income of $7.6 million or $0.64 per diluted share during the third fiscal quarter of the prior year. For the first nine months of the current year, we reported a net loss of $15.8 million or $1.35 per diluted share, compared to income of $32.0 million or $2.74 per diluted share last year. Lower sales volumes and higher costs due in large part to the loss of the Savannah refinery production capacity, as well as lower domestic sugar prices, are the primary drivers of lower profitability in the current periods. Additionally, the refinery explosion related charges (as described in Note 2 to the Consolidated Financial Statements) resulted in net pre-tax charges of $5.2 million in the quarter and $17.3 million in the nine months ended June 30, 2008. We discuss these and other factors in more detail below. These results do not include any recoveries for lost income under the business interruption portion of the Company’s property insurance policy.

Our results of operations primarily depend on our success in achieving appropriate spreads of sugar sales prices over raw material costs and our ability to control our manufacturing, distribution and administrative costs. Sugar sales comprise approximately 97% of our net sales.

Sugar sales volumes and prices were:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008		2007		2008		2007
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	1,695	$28.98	3,456	$30.61	7,402	$29.45	9,575	$31.87
Consumer	906	35.33	1,857	35.43	4,326	35.48	5,946	36.54
Foodservice	450	32.53	777	32.53	1,805	31.35	2,148	35.85

Domestic Sales	3,051	31.39	6,090	32.32	13,533	31.63	17,669	33.92
World/Toll Sales	341	22.10	599	22.38	1,124	21.35	2,074	18.60

Sugar Sales	3,391	$30.46	6,689	$31.43	14,657	$30.85	19,743	$32.32

Net sales decreased 50.6% for the three months and 28.7% for the nine months ended June 30, 2008, each compared to the same period in the prior year. Sugar volumes decreased 49.3% for the quarter and 25.8% for the nine-month period primarily due to the lost production volume from the Savannah refinery, partially offset by increased production in our Gramercy refinery and sugar purchased from other producers. Domestic prices decreased 2.9% for the quarter and 6.8% for the nine-month period. Gross margin (after depreciation) as a percentage of sales was a negative 4.7% for the three months and 2.4% for the nine months ended June 30, 2008, as compared to 9.0% for the quarter and 11.8% for the nine months last year. Domestic sugar market supply conditions, driven by a large domestic sugar beet crop, led to lower refined sugar prices and reduced sales margins in fiscal 2008. The large crop and projected surplus inventories resulted in price declines which we expect to continue to realize in industrial contracts for the balance of fiscal 2008. The Company declared force majeure on the industrial contracts sourced from the Savannah refinery and is allocating product from excess available production and product purchased from other producers to customers under those contracts. We expect to honor the unfilled contracts, which are estimated to be about one-third of our anticipated fiscal 2009 industrial sales volume, as additional production capacity is available in fiscal 2009.

Partially offsetting the margin impact of lower refined prices, the higher availability of raw sugar has resulted in lower raw sugar prices. Our cost of domestic raw cane sugar decreased from $20.92 per cwt (on a raw market basis) for the quarter ended June 30, 2007 to $20.76 per cwt for the current quarter and from $20.94 per cwt for the first nine months of last fiscal year to $20.78 per cwt for the first nine months of this fiscal year. The lower domestic raw cane sugar cost increased our gross margin percentage by 0.4% for the three months and 0.5% for the nine months ended June 30, 2008.

Recent USDA reports have increased demand estimates and shown a significant reduction in domestic sugar beet acreage planted for harvest in the fall of 2008. The resulting projection of a tighter domestic supply has firmed prices and increased refining margins in the forward contract market for 2009. As described above, however, we expect to have a higher than normal carryover of lower priced contract volumes into fiscal 2009 as a result of our inability to fulfill those contracts in 2008. Projection of tighter supply conditions have also led to increases in the raw sugar futures market prices, but not as much as the price increases in the forward refined contract market.

Energy costs for the quarter and year were higher than the prior year due to a negative mix of energy sources caused by the curtailment of sugar production in Savannah, as well as higher natural gas prices. Higher energy costs reduced gross margin as a percent of sales by 1.7% for the quarter and 0.5% for the nine-month period. The Savannah refinery utilizes lower priced coal as its primary energy source while the Gramercy refinery exclusively uses natural gas. Natural gas provided approximately 54% and 55% of the energy for our plants in last year’s third quarter and first nine months respectively, while the remainder of our energy usage was comprised of coal and fuel oil. In the current quarter and first nine months, natural gas usage has increased to 98% and 69% of the total. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity increased to $9.83 per mmbtu in the current quarter and $8.52 in the first nine months of the current year as compared to $8.24 and $8.14 in the same quarter and first nine months of last year. We have purchased or hedged approximately 87% of our expected natural gas requirements for the last three months of fiscal 2008 at prices significantly higher than prior year levels. If the balance of our anticipated natural gas purchases were priced in the futures market on July 24, 2008, our natural gas costs in the last three months of fiscal 2008 would be approximately $11.09 per mmbtu compared to $7.37 per mmbtu in the same quarter last year.

Gross margin was significantly impacted by higher transportation costs. Increased distances on deliveries to customer locations caused by servicing Savannah based customers, as well as higher fuel and rail fleet costs, have had an adverse effect on our transportation costs reducing gross margin percentage by 4.3% for the quarter and 1.7% for the nine months ended June 30, 2008.

Manufacturing costs for the three months ended June 30, 2008 increased over the 2007 quarter due to continuing fixed costs in Savannah as well as higher repairs and maintenance and packaging materials cost in Gramercy. Gross margin percentage for the quarter was reduced by 2.1% as a result of these increased costs. Gross margin percentage for the nine month period was also affected by the same factors, with a gross margin percentage reduction of 1.0%. Warehousing costs negatively impacted gross margin percentage by 0.6% in the quarter and 0.1% for the nine months due to fixed space commitments with lower sales volumes.

We purchased 0.7 million cwt of product from other producers in the third quarter and 0.8 million cwt in the first nine months to help mitigate the impact on industrial customers of supply disruptions under existing industrial contracts. The cost of those purchases was higher than our cost of production, negatively impacting gross margin as a percent of sales by 1.7% for the quarter and 0.4% for the nine months. Additionally, we recorded losses on raw sugar futures contracts which did not qualify for hedge accounting, reducing gross margin percentage 1.1% in the third quarter.

Selling, general and administrative expense decreased $0.8 million for the quarter and $5.6 million for the first nine months of the fiscal year. The decrease for the quarter was driven by reductions in brokerage, advertising and professional services. The decrease in the nine-month period was the result of lower professional fees primarily related to the Southern Minnesota arbitration matter last year, lower advertising, workers compensation, brokerage and compensation costs.

Refinery explosion related charges, net of recognized probable insurance recoveries, are detailed in Note 2 to the consolidated financial statements.

        In January 2007, Intercontinental Commodity Exchange, Inc. (NYSE: ICE) merged with the New York Board of Trade (NYBOT) in exchange for a combination of cash and ICE common stock. The merger consideration received for our NYBOT membership interests included $0.8 million of cash and restricted and unrestricted ICE stock. A gain of approximately $3.7 million was recorded in the first nine months of fiscal 2007 in connection with this transaction as Gain on Commodity Exchange Seats.

The Company has an investment in a $7.5 million federally insured student loan backed auction rate security for which the auction failed in mid-February and in subsequent periods. The Company recorded a loss of $388,000 in the second quarter to reflect an other-than-temporary impairment of the security.

Other income, which includes equity investment earnings and distributions from cost basis investments, increased $0.3 million in the quarter and $12.2 million in the first nine months of the fiscal year compared to the same periods in the prior year. In October 2007, the Company received an $11.2 million cash distribution from its long-term limited partnership investment as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. The Company recorded the distribution in other income. In November 2007, the Company formed a 50/50 joint venture with a Monterrey, Mexico-based sugar producer, to market sugar products in Mexico and facilitate cross-border transactions (to the extent such transactions are economically viable) under the recently implemented NAFTA provisions. Equity in earnings of this joint venture is $0.2 million in the current quarter and $0.5 million in the first nine months of the fiscal year. Additionally other income includes $0.3 million of equity earnings in the third quarter and 1.0 million for the nine months from our 45% share of the earnings of Wholesome Sweeteners.

We have estimated a combined federal and state income tax rate of 37.5% for the nine months ended June 30, 2008 compared to 31.2% in the same period last year. The increase in the effective tax rate is primarily attributable to the effect of tax-free interest income, as well as the impact of equity earnings in our Mexican joint venture.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2007 except for the accounting for asset impairments and insurance recoveries described in Note 2.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations. Our ability to effectively hedge raw sugar purchases is limited by the illiquidity in the domestic raw sugar futures market. Gains and losses on raw sugar futures and options are matched to raw sugar purchases and charged or credited to cost of sales as the related production is sold. Gains and losses on natural gas futures are matched to the natural gas purchases and charged to cost of sales in the period the related production is sold.

The information in the table below presents our domestic and world raw sugar futures positions outstanding as June 30, 2008.

	Expected Maturity Fiscal 2008	Expected Maturity Fiscal 2009
Domestic Futures Contracts (net short positions):
Contract Volumes (cwt)	(207,000)	(110,000)
Weighted Average Contract Price (per cwt)	$21.87	$22.96
Contract Amount	$(4,531,000)	$(2,520,000)
Weighted Average Fair Value (per cwt)	$23.55	$22.01
Fair Value	$(4,880,000)	$(2,416,000)

		Expected Maturity Fiscal 2009
World Futures Contracts (long positions):
Contract Volumes (cwt)		859,000
Weighted Average Contract Price (per cwt)		$12.08
Contract Amount		$10,379,000
Weighted Average Fair Value (per cwt)		$13.10
Fair Value		$11,253,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of June 30, 2008.

	Expected Maturity Fiscal 2008	Expected Maturity Fiscal 2009
Futures Contracts (long positions):
Contract Volumes (mmbtu)	230,000	40,000
Weighted Average Contract Price (per mmbtu)	$10.95	$13.60
Contract Amount	$2,517,000	$544,000
Weighted Average Fair Value (per mmbtu)	$13.38	$13.64
Fair Value	$3,078,000	$545,000

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a number of claims, including seven lawsuits, by employees and third parties or their families, for injuries and losses of life suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for the nine months ended June 30, 2008.

The U.S. Occupational Safety Health Administration (OSHA) and the U.S. Chemical Safety and Hazard Investigation Board (CSB) initiated investigations related to the February 7, 2008 explosion at the Company’s Port Wentworth facility. OSHA also initiated an investigation of the Company’s Gramercy, Louisiana refinery, and the Kentucky Office of Occupational Safety and Health (Kentucky OSHA) inspected the Company’s Ludlow, Kentucky facility. OSHA and Kentucky OSHA have the authority to issue citations alleging violations of the Occupational Safety and Health Act and the Kentucky Occupational Safety and Health Act and the regulations thereunder and to propose penalties for any such violations.

The CSB and Kentucky OSHA investigations are ongoing and the Company is cooperating in these investigations. OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company has contested all of the citations, proposed penalties and abatement actions regarding the Port Wentworth and Gramercy investigations, and these matters will be assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. The administrative review process of OSHA citations does not commence until approximately 35 to 60 days after the notice of contest is filed.

Because the contest of the citations is in the very early stages and the Company has not had the opportunity to initiate any discovery or evaluate any of the evidence OSHA relied upon in issuing the citations, the Company is unable to estimate the amount or a reasonable range of amounts of the liability which may ultimately result from these OSHA citations or the ongoing Kentucky OSHA investigation. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes. The Company has suspended operation of its powder sugar production in Gramercy, which represents 7% of sales from the Gramercy refinery.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, except as follows:

Our Port Wentworth refinery is a substantial portion of our production capacity and a prolonged interruption of operations would materially adversely affect our results. Business interruption insurance provides coverage for lost income, subject to certain policy limits, during a reasonable reconstruction period, plus up to a year after such reconstruction period. If reconstruction of the facility extends beyond a reasonable period, or if we experience an interruption for a longer period of time, business interruption recoveries may not be available for the full amount of lost income. Our property insurance policy provides for replacement cost coverage, subject to certain policy limits. If the reconstruction costs exceed the policy limits, property insurance may not be available to fund the full reconstruction costs. The Company is party to a number of claims, including seven lawsuits, for injuries and losses suffered as a result of the explosion. If damages in these matters exceed the policy limits, we could be subject to liabilities, which could be material.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: July 29, 2008	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer and Duly Authorized Signatory

Index to Financial Statements

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