Form 10-K
period 2008-09-30
IMPERIAL SUGAR CO /NEW/
filed 2008-12-15
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2008, the last business day of registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ Stock Market LLC on that date, was approximately $157 million.

There were 11,682,943 shares of the registrant’s common stock outstanding on December 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for registrant’s 2009 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

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

Overview

Imperial Sugar Company was incorporated in 1924 and is the successor to a cane sugar plantation and milling operation founded in Sugar Land, Texas in the early 1800s that began producing granulated sugar in 1843. Imperial Sugar Company (which together with its subsidiaries is referred to herein as the “Company”, “we”, “us”, “our” and “ours”) is one of the largest processors and marketers of refined sugar in the United States. We refine, package and distribute sugar at facilities located in Georgia and Louisiana. For the year ended September 30, 2008, we sold approximately 18.5 million hundredweight, or cwt, of refined sugar.

We offer a broad product line and sell to a wide range of customers directly and through wholesalers and distributors. Our customers include retailers, foodservice distributors and industrial customers, principally food manufacturers. Our products include granulated, powdered, liquid and brown sugars marketed in a variety of packaging options (6 oz shakers to 100-pound bags and in bulk) under various brands (Dixie Crystals® , Holly® and Imperial® ) or private labels. In addition, we produce selected specialty sugar products.

The Company experienced an industrial accident on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, located near Savannah, Georgia, which constituted approximately 60% of our refining capacity. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. The Company is rebuilding the damaged portions of the facility and, based on engineering and construction estimates received thus far, the Company expects to begin bulk sugar production early in calendar year 2009, and to complete the restoration of packaging capabilities in the fall of 2009.

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

Cane sugar refineries like those we operate purify raw sugar to produce refined sugar. Operating results of cane sugar refineries are driven primarily by the spread between raw sugar and refined sugar prices and by the conversion and other costs of the refining process.

Government Regulation

Federal government programs have existed to support the price of domestic crops of sugar beets and sugar cane almost continually since 1934. The regulatory framework that affects the domestic sugar industry includes the Farm Security and Rural Investment Act of 2002, otherwise known as the 2002 Farm Bill, which expired in September 2008, and its successor the Food Conservation and Energy Act of 2008, known as the 2008 Farm Bill. Both the 2002 Farm Bill and 2008 Farm Bill provide for loans on sugar inventories to first processors (i.e., raw cane sugar mills and beet processors), implements a tariff rate quota that limits the amount of raw and refined sugar that can be imported into the United States, and imposes marketing allotments on sugar beet processors and domestic raw cane sugar producers except under certain circumstances. Notwithstanding the tariff rate quota mechanism contained in the 2002 Farm Bill, the North American Free Trade Agreement, or NAFTA, adopted in 1994, limited the amount of sugar that could be imported from and exported to Mexico in part through the operation of certain tariffs which declined each year and were totally eliminated in January 2008. Since January 1, 2008, sugar can be imported from or exported to Mexico duty free. The United States Congress approved the Central American -Dominican Republic Free Trade Agreement, or CAFTA-DR, in July 2005. CAFTA-DR increases the amounts of sugar that can be imported from and exported to Guatemala, El Salvador, Nicaragua, Costa Rica, Dominican Republic and Honduras. Please read “—Sugar Legislation and Other Market Factors.”

Domestic Supply and Demand

Domestic demand for sugar has increased in four of the past five years, including in 2008.

Consecutive years of large domestic sugar beet crops and the availability of Mexican surpluses for import, led to surplus domestic sugar market supply conditions entering 2008. Sugar beet acreage planted in the spring of 2008 was reduced 17%, driven by high prices for alternative crops. Yield improvements offset a portion of the acreage reduction resulting in the U.S. Department of Agriculture, or USDA, estimating a 10.5% reduction in beet sugar production in crop year 2008/2009, significantly tightening domestic supply conditions.

Domestic Refined Sugar Prices

The surplus of domestic sugar supply following consecutive years of increased beet sugar production resulted in low prices at the beginning of fiscal 2008. Historically, large sugar beet crops have led to relatively soft refined sugar prices and small crops have led to relatively strong refined sugar prices. Prospects of a smaller sugar beet crop based on USDA projections beginning in the spring of 2008, resulted in rising domestic prices in the second half of fiscal 2008. We cannot predict the duration of any pricing trend or the effect a sustained trend may have on the sugar industry. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Raw Sugar Availability and Prices

Raw sugar is produced domestically or imported under limitations established in trade treaties and administered by the USDA, as implemented in the 2008 Farm Bill. The price and availability of raw sugar to U.S. refiners is dependent on the size of the domestic sugar cane crop and the level of imports allowed entry by the USDA. Raw sugar prices increased during fiscal 2008, and have declined somewhat in early fiscal 2009. We cannot predict the duration of any pricing trend or the effect a sustained trend may have on the sugar industry.

Our Products and Customers

Sugar Products

Imperial Sugar is one of the largest processors and marketers of refined sugar in the United States. Refined sugar is our principal product line and accounted for approximately 97% of our consolidated net sales for the year ended September 30, 2008. We produce refined sugar from raw cane sugar and market our sugar products to retailers, foodservice distributors and industrial food manufacturers directly through our sales force and through independent brokers. No customer accounted for more than 10% of our net sales in fiscal 2008.

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

One of our major objectives is to offer new, innovative products to the consumer and foodservice marketplace. Sugar packaging has not experienced as much innovation as some other consumer categories, and we believe that we can increase our share of retail sales as well as our margins by offering consumers value-added products that provide easier usage and storage of sugar products. To this end, we introduced a number of new products in the past few years, including a stand-up pouch line and a shaker line in 2005 and large shakers for foodservice operators in 2007. We introduced a package of pre-measured, one-quarter cup envelopes of brown sugar into the retail trade in the fall of 2008. We are developing new products and packaging innovations which we plan to introduce to the market in the future. We also plan to add to our portfolio of products offered to foodservice distributors with particular emphasis on packaging innovation.

The majority of the industrial specialty products discussed below have historically been produced at our Port Wentworth, Georgia refinery, where production has been idled since the February 2008 accident. Additionally, we are not expecting to produce powdered sugar products until the completion of the Port Wentworth rebuild in the fall of 2009.

Retail Sales—We produce and sell granulated white, brown and powdered sugar to retailers and distributors in packages ranging from 6 oz shakers to 50-pound bags. Retail packages are marketed under the trade names:

•	Dixie Crystals®

•	Holly®

•	Imperial®

Retail packages are also sold under retailers’ private labels, generally at prices lower than those for branded sugar. Core geographies for our branded sugar and private label products include the Southeast and Southwest United States. Our primary business strategy is to seek to capitalize on our well-known brands. Sales of refined sugar products to retail customers accounted for approximately 34% of our refined sugar sales revenue in fiscal 2008. Of sales made to retail customers in the year ended September 30, 2008, approximately 39% were of our own brands while 61% were sold as private label.

Industrial Sales—We produce and sell refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers purchase sugar for use in the preparation of confections, baked products, frozen desserts, cereal, canned goods and various other food products. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts with terms of up to one year. Industrial sales generally provide lower margins than retail and foodservice sales. For the year ended September 30, 2008, our sales of refined sugar products to industrial customers accounted for approximately 53% of our refined sugar sales revenue.

We also produce specialty sugar products and sell them to industrial customers. Specialty sugar products accounted for 5% of industrial sales in fiscal 2008, or approximately 3% of total sales. Specialty sugar products include:

•	Savannah Gold™ (a premium-priced, free flowing brown sugar marketed primarily to industrial customers);

•	co-crystallized products;

•	edible molasses;

•	syrups.

Foodservice Sales—We sell a variety of sugar products (including granulated, powdered and brown sugar) in package sizes ranging from one-pound packages to 100-pound bags to foodservice distributors who in turn sell those products to restaurants and institutional foodservice establishments. For the year ended September 30, 2008, our sales of refined sugar products to foodservice distributors accounted for approximately 13% of our refined sugar sales revenue. Under the terms of a non-compete agreement negotiated in connection with the sale of a business, we agreed not to sell individual servings of sugar and certain non-sugar products for a period of time ending in 2012, in exchange for an agreed upon volume purchase requirement of the Company’s refined sugar from the other party. The agreement allows the Company to sell individual servings of sugar and certain non-sugar products upon certain notice requirements and a reduction in the customer’s purchase requirement.

Organic Sugar—We have a 50% percent equity interest in Wholesome Sweeteners, Inc., a company with $60 million of sales of organic and other natural sweeteners in the U.S. Wholesome believes that it has the largest share of the organic sugar business in the U.S. and introduced a number of new products in fiscal 2008. We report our share of Wholesome’s earnings on the equity method of accounting. Additionally, we have an option through May 2011 to purchase the remaining 50% of Wholesome’s equity at a fixed multiple of earnings.

Mexican Joint Venture—In November 2007, we formed a 50/50 joint venture with Ingenios Santos, S.A. de C.V., or Santos, that markets sugar products in Mexico and the U.S. under the name Comercializadora Santos Imperial S. de R.L. de C.V. With the elimination of certain NAFTA tariffs on sugar imported from and exported to Mexico in January 2008, the U.S. and Mexican markets effectively became a combined market. Santos owns and operates five sugar mills that produce refined sugar and estandar, a less refined sugar traditionally sold in Mexico. The agreement provides that Santos and Imperial will market all their respective sugar products sold in Mexico through the joint marketing entity. The joint venture entity also exports Santos’ sugar products to the U.S., which are marketed by Imperial or may be used as a raw material in our U.S. refineries.

Operational Facilities

We own and operate two cane sugar refineries. Each facility has packaging and distribution capabilities, is served by adequate transportation and maintained in good operating condition. The Company experienced an industrial accident on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. We are rebuilding the damaged portions of the facility and, based on engineering and construction estimates received thus far, expect to begin bulk sugar production early in calendar year 2009, and to complete the restoration of packaging capabilities in the fall of 2009.

The following table shows the location, capacity and production of our cane sugar refineries:

Cane Sugar Refineries	Approximate Daily Melting Capacity (cwt)	Fiscal 2008 Production (cwt)		Fiscal 2007 Production (cwt)
Port Wentworth, Georgia	63,000	4,930,000	(1)	14,510,000
Gramercy, Louisiana	45,000	11,802,000		11,075,000

Total	108,000	16,732,000		25,585,000

(1)	Through February 7, 2008.

We also operate a distribution facility in Ludlow, Kentucky and we contract for throughput and storage at a number of warehouses and distribution stations.

As described below, we are in preliminary discussions to contribute our Gramercy, Louisiana refinery for a one-third interest in a joint venture with a Louisiana sugar cane grower/miller cooperative and Cargill Incorporated, or Cargill.

Raw Materials and Processing Requirements

Raw Cane Sugar

We currently purchase raw cane sugar from domestic sources of supply located in Louisiana, as well as from various foreign countries. The availability of foreign raw cane sugar for domestic consumption is determined by the import quota level designated by applicable regulation, as well as the provisions of NAFTA and other treaties. In fiscal 2008, we purchased 21% of our raw sugar needs for our Port Wentworth, Georgia refinery from domestic raw sugar suppliers and the balance from international sources under annual or spot contracts with traders. We expect to purchase the vast majority of our needs for our Port Wentworth facility from foreign sources in 2009.

Over 90% of the raw sugar needs for our Gramercy, Louisiana refinery in fiscal 2009 are expected to be supplied by a milling cooperative, Louisiana Sugar Cane Products, Inc., or LSCPI, under contracts that expire on September 30, 2010. In November of 2005, LSCPI members and Cargill announced their intent to enter into a joint venture to construct and operate a million-ton-per-year sugar refinery at Cargill’s Terre Haute Marine Facility in Reserve, Louisiana. To date, construction has not commenced. We are in preliminary discussions to contribute our Gramercy, Louisiana refinery for a one-third interest in the joint venture. The discussions contemplate that the new refinery would be built at the Gramercy site and take advantage of existing infrastructure and operational support. We would continue to own and operate the small bag packaging assets at Gramercy, with refined sugar purchased from the joint venture. If the current discussions do not result in a three-way joint venture and the proposed new refinery is constructed without our participation, we expect to pursue other sources for all or part of the raw sugar requirements for our Gramercy refinery. The Company may pursue the purchase of domestic or foreign raw sugar entering the U.S. through the current tariff rate quota system for use at that facility. Additionally, the Company may purchase raw sugar or estandar and refined sugar from Mexico. Estandar has been used as raw sugar by U.S. refiners in the past.

Substantially all of our purchases of domestic raw sugar and raw sugar quota imports are priced based upon the New York Board of Trade (NYBOT) Sugar No. 14 futures contract. Commencing with the January 2009 futures contract, NYBOT began trading in the Sugar No. 16 futures contract designed to replace the No.14 contract for deliveries after September 2009. The No. 16 contract is substantially similar to the No. 14 contract, but contains certain modified provisions primarily related to quality of the raw sugar. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the NYBOT Sugar No. 11 futures contract. The terms of raw cane sugar contracts vary. Raw cane sugar purchase contracts can provide for the delivery of a single cargo or for multiple cargoes over a specified period or a specified quantity over one or more crop years. Contract terms may provide for fixed prices but generally provide for prices based on the futures market during a specified period of time. The contracts provide for a premium if the quality of the raw cane sugar is above a specified grade or a discount if the quality is below a specified grade. Contracts require delivery to the Company’s facility and provide that the seller pays freight, insurance charges and other costs of shipping.

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

We have access to approximately 259,000 short tons of aggregate raw sugar storage capacity: 80,000 short tons of storage at our Gramercy, Louisiana refinery and 179,000 short tons of storage capacity at our Port Wentworth, Georgia refinery. At Port Wentworth, we have the capability to segregate our raw sugar inventory, which allows us to store bonded sugar. Bonded sugar is sugar that is not entered as an import at the time of arrival, but stored in a bonded warehouse under U.S. federal customs service regulations for entry at a later time.

Energy

Sugar refining is an energy intensive process. We use natural gas at our Gramercy, Louisiana refinery and coal, fuel oil and natural gas in the Port Wentworth refinery depending on pricing and availability. Fiscal 2008 energy usage, which was impacted by the extended shutdown of the Port Wentworth refinery, consisted of 2.2 million mmbtu of natural gas, 0.7 million mmbtu of coal, and no consumption of fuel oil. The two facilities used 2.7 million mmbtu of natural gas, 1.8 million mmbtu of coal and 0.1 million mmbtu of fuel oil in fiscal 2007.

We have historically purchased natural gas and coal supplies under contracts for terms of one year or less. In December 2007, we entered into a five year, fixed price coal contract (subject to escalation factors based on mining costs and quality adjustments). Rail freight for coal supplies is generally contracted annually. Natural gas contracts are contracted on a monthly basis with minimum requirements for each month set separately. Pricing of natural gas generally is indexed to a spot market index and we use financial tools such as futures, options, swaps and caps in an effort to stabilize the price for gas purchases under indexed contracts. Natural gas prices have been higher in recent years and we cannot predict future energy prices or the effect that rising energy prices may have on our business in the future.

Seasonality

Sales of refined sugar are somewhat seasonal, normally increasing during the first and fourth fiscal quarters because of increased demand of various food manufacturers and processors. Shipments of brown and powdered sugar increase in the first fiscal quarter due to holiday baking needs. Our second fiscal quarter ending March 31 historically experiences lower revenues and earnings than our other fiscal quarters as a result of reduced demand for refined sugar, margin reduction from product mix changes and lower absorption of fixed costs of our cane refineries.

Sugar Legislation and Other Market Factors

Our business and results of operations are substantially affected by market factors, principally the domestic prices for refined sugar and raw cane sugar. These market factors are influenced by a variety of forces, including domestic supply, prices of competing crops, weather conditions and United States farm and trade policies.

The principal legislation supporting the price of domestic crops of sugar cane and sugar beets is the Farm Security and Rural Investment Act of 2002, otherwise known as the 2002 Farm Bill, which became effective October 1, 2002 and extended the sugar price support program for sugar cane and sugar beets until September 30, 2008. During 2008, Congress enacted the Food Conservation and Energy Act of 2008, otherwise known as the 2008 Farm Bill, which became effective October 1, 2008 and expires September 30, 2013. Imports of raw and refined sugars are controlled via a Tariff Rate Quota (TRQ), which is implemented under Additional U.S. Note 5 of Chapter 17 of the Harmonized Tariff Schedule of the United States and does not expire.

The TRQ limits the amount of raw and refined sugar that can be imported into the United States, subject to a minimum amount mandated under the General Agreement on Tariffs and Trade, by imposing a tariff, currently $15.36 per cwt, on over-quota sugar which makes its import uneconomical. The government administers the program by adjusting duties and quotas for imported sugar to maintain domestic sugar prices at a level that discourages loan defaults under the non-recourse loan program. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar.

2002 Farm Bill

The 2002 Farm Bill had two important aspects:

•

Non-recourse Loan Program. The 2002 Farm Bill provided for a loan program covering sugar cane and sugar beet crops during the 2002 to 2008 period. The program authorizes the Commodity Credit Corporation, or CCC, a federally owned and operated corporation within the USDA to extend loans to first-processors of domestically grown sugar cane and sugar beet crops secured by sugar inventories from current-year crop production at national average rates of approximately 18 cents per pound for raw cane sugar and 22.9 cents per pound for refined beet sugar. CCC loans are non-recourse in most circumstances and mature the earlier of nine months after the date of the loan or September 30th each year. The program provides price support to the first-processor by effectively enabling the sale of raw cane sugar and refined beet sugar by forfeiture of the collateral at the respective loan rates in the event that market prices drop below that level.

•

Marketing Allotments. The 2002 Farm Bill provided that marketing allotments on sugar beet processors and domestic raw cane sugar producers who supply raw sugar may be imposed by the USDA, but that these allotments may be removed if imports of raw sugar exceed 1.532 million short tons. Marketing allotments can have the effect of reducing the amount of domestic sugar that is available for marketing and are intended to strengthen sugar prices. Marketing allotments were in force in fiscal 2008 and continue to be in force for fiscal 2009. The USDA can adjust allotments to meet changing market situations.

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

2008 Farm Bill

The 2008 Farm Bill continued most of the programs established in the 2002 Farm Bill, including the Non-recourse Loan Program and Marketing Allotments. CCC Loan rates under the 2008 Farm Bill will increase 0.25 cents per pound on October 1, 2009 and 0.25 cents each year until 2011 when it reaches 18.75 cents per pound. The refined beet sugar loan rate will be set at 128.5% of the raw sugar loan rate and will rise to 24.09 cents per pound in 2011. A minimum of 85% of estimated domestic consumption must be allocated to domestic suppliers of beet and cane under the marketing allotments. Provisions of the legislation establish the TRQ at the beginning of any crop year at World Trade Organization minimums and maintain that level until it is clear that imported sugar will not be a competitive threat to domestic producers. This change might affect the timing of imports during the year. In addition, quota holders might delay making shipments in hopes that the USDA would need to increase quotas during the year. Another provision of the current version would divert surplus sugar from the marketplace to the production of ethanol. This could encourage producers to maximize production in order to fulfill their allocations, with assurance that surpluses would be removed into the energy market. Such conditions could result in reduced tariff rate quota levels.

Free Trade Initiatives

As provided in NAFTA, in January 2008, sugar duties and quotas expired and sugar began to be freely traded without duty between the United States and Mexico. Notwithstanding the existing import restrictions under the Farm Bills, the USDA has the right to re-allocate import levels among foreign countries if it deems the demand/supply situation within the United States warrants such action. Mexican imports into the United States could be higher in the future.

In addition to NAFTA, a number of other trade initiatives and negotiations involving the Americas and other quota holding countries are evolving. In 2005, the United States enacted the Central American-Dominican Republic Free Trade Agreement, or CAFTA-DR. Duty-free access to sugar from CAFTA-DR countries increased 109,000 metric tons over the previous amount during the first year, growing to a 151,000 metric ton increase over the first 15 years and 2,640 metric ton increases each year thereafter. It is impossible to determine the impact of CAFTA-DR on the United States sugar industry at this time, although these duty-free amounts are relatively minor compared to the current 10 million tons of domestic consumption.

The United States has also negotiated a trade agreement with Australia, which did not include sugar additional access. The U.S. has negotiated a trade treaty with Peru that includes sugar access which has been ratified but not yet implemented. There are additional agreements signed with Panama and Colombia which await Congressional approval. It is not known at this time when and if that approval will be granted. Additionally, a World Trade Organization round of negotiations continues, although the agricultural talks have currently stalled. It is not clear when discussions may resume. The impact of these negotiations is unknown at this time, they could provide for additional raw sugar and/or refined sugar access into the United States. Generally, to the extent that additional sugar is in the form of raw sugar, such additional access would have a beneficial effect on our access to raw sugar. To the extent that such additional access is in the form of refined sugar, such product will be competitive with our product offerings.

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

Competition

We compete with other cane sugar refiners and with beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as high-fructose corn syrup, aspartame, saccharin, sucralose and acesulfame-k. We also compete with resellers and packaging operations in distributing bag sugar products. Our principal business is highly competitive, where the selling price and our ability to supply a customer’s needs in a timely fashion are important competitive considerations. The freight costs of transporting sugar long distances can affect our sales. Some of our competitors have a competitive advantage of owning all or part of the agricultural production supplying their sugar refining requirements. We believe our key competitors are Domino® Foods, Inc. and United Sugars Corporation.

Employees

On November 30, 2008, we employed 759 employees. Our Port Wentworth, Georgia refinery employs non-union labor. Substantially all of the refinery employees at our Gramercy, Louisiana refinery are covered by a collective bargaining agreement which expires in February 2011. We believe our relationship with our employees is good.

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

Our future financial condition and future operating results could be adversely impacted by the time and cost to reconstruct our Port Wentworth refinery, insurance recovery efforts, state of the financial markets and the outcome of claims, litigation and regulatory proceedings.

Our Port Wentworth refinery is a substantial portion of our production capacity and a prolonged interruption of operations would materially adversely affect our results. Business interruption insurance provides coverage for lost income, subject to certain policy limits, during a reasonable reconstruction period, plus up to a year after such reconstruction period. If reconstruction of the facility extends beyond a reasonable period, or if we experience a business interruption for a longer period of time, business interruption recoveries may not reimburse the full amount of lost income. Our property insurance policy provides for replacement cost coverage, subject to certain policy limits. If the reconstruction costs exceed the policy limits, property insurance may not be available to fund the full reconstruction costs. Undue delay in the receipt of insurance recoveries could have an adverse impact on our liquidity. Current turmoil in the financial markets could make the availability of borrowings to finance any insurance shortfall or other liquidity need difficult, and the cost of such borrowing expensive. The Company is party to a number of claims, including nineteen lawsuits, for injuries and losses suffered as a result of the explosion. If damages in these matters exceed the policy limits, we could be subject to liabilities, which could be material.

The U.S. Occupational Safety Health Administration (OSHA) and the U.S. Chemical Safety and Hazard Investigation Board (CSB) initiated investigations related to the Port Wentworth refinery explosion. OSHA also initiated an investigation of our Gramercy, Louisiana refinery. The CSB investigation is ongoing and we are cooperating in the investigation. OSHA concluded its investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by us at such facilities. We have contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters have been assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. Because the contest of the citations is in the early stages, there can be no assurance that we will prevail and an adverse result could adversely affect our results of operations and financial condition. In addition, OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes.

The domestic sugar industry is affected by a number of external forces that we are unable to predict or control that could cause fluctuations in market prices, which may negatively affect our results of operations.

Our business and results of operations are closely tied to conditions in the domestic sugar industry, principally the market prices of both refined sugar and raw cane sugar. The sugar industry is affected by a number of external forces that we are unable to predict or control and that historically have been subject to considerable volatility.

A variety of external forces that we are unable to predict influence the domestic sugar industry and could adversely affect our business and results of operations, including:

•	the farm and trade policies of the United States government;

•	the number of domestic acres contracted to grow sugar cane and sugar beets;

•	prices of competing crops;

•	energy costs;

•	levels of domestic sugar refining capacity; and

•	weather conditions affecting the sugar cane and sugar beet crops and the operations of facilities operated by us and our competitors.

The domestic sugar business has traditionally been subject to periods of high prices and margins, followed by periods of lower prices and margins. In the past, during periods of high prices, growers have tended to increase their production, which has generally caused a drop in sugar prices until the supply and demand return into balance. Our business consists exclusively of the processing and marketing of refined cane sugar. Consequently, we are unable to counteract the fluctuations to which our business may be subject with revenues or income from businesses that are more predictable or that are subject to different market cycles. As discussed below, partially as a result of the volatile nature of the sugar industry, we have at times in the past experienced operating losses and net losses.

Our business could be adversely affected by the effects of existing and future United States farm and trade policies, including the elimination of duties on imports of raw and refined sugar from Mexico in 2008 pursuant to the North American Free Trade Agreement.

Legislative and regulatory actions also substantially influence the domestic raw sugar industry. The principal current legislation supporting the price of domestic crops of sugar cane and sugar beets is the 2008 Farm Bill, which extends the sugar price support program for sugar cane and sugar beets until September 30, 2013. The USDA operates a tariff-rate quota that effectively limits the amount of raw and refined sugar that can be imported into the United States by imposing a tariff on over-quota sugar that makes its import uneconomical. This tariff-rate quota could adversely affect the supply and price of raw sugar available to our sugar refineries if there is a shortfall in domestic production. In addition, marketing allotments under the 2008 Farm Bill may reduce the amount and affect the cost of domestic raw sugar that is available to us for refining. Beginning in 2008, the duties on raw and refined sugar imported from Mexico were eliminated pursuant to NAFTA. As a result, domestic sugar manufacturers may face greater competition from sugar mills and refineries located in Mexico. Any of these factors could adversely affect our results of operations.

If demand for sugar decreases in the future, lower sales volumes and lower prices could result, which could affect us adversely.

Domestic demand for refined sugar increased in 2008 after decreasing in 2007. We cannot predict the demand for sugar in the future and this demand could be affected adversely by numerous factors, including:

•	imports of sugar containing products and sugar blends;

•	the impact of changes in the availability, development or potential use of various types of sweeteners;

•	future changes in consumer sweetener preferences, including impact of dietary trends

•	changes in population; and

•	the impact of a weaker domestic and global economy

There are a limited number of sources of raw sugar available to us, and our results of operations will be adversely affected if we are unable to obtain adequate supplies of raw sugar for our refineries on favorable terms.

Over 90% of the raw sugar needs for our Gramercy, Louisiana refinery for the next two years are expected to be supplied by a single supplier, LSCPI, which has announced plans to enter into a joint venture agreement with Cargill to construct and operate a refinery in Louisiana. While we are in discussion about joining that joint venture and contributing our Gramercy refining assets, there can be no assurance that the transaction will be consummated. If those discussions do not result in our participation in the joint venture and the new refinery commences operation, we expect that LSCPI will supply substantially all of its raw sugar to the new refinery, and we will need to find other sources of raw sugar for our Gramercy refinery. There are a limited number of sources of raw sugar and no assurance that we will be able to make alternative supply arrangements or that such arrangements may be secured on favorable terms. Even if we do consummate the transaction, we may not be able to realize the expected benefits from the joint venture, which could adversely affect our business and results of operations.

Supplies of raw sugar can also be adversely affected by increased world raw sugar prices. At times in the past, world raw sugar prices increased substantially, before subsequently subsiding. While world raw sugar prices generally do not affect the price of domestic raw sugar, high world raw sugar prices may attract excess production from exporting countries into the world market, potentially making supplies available for import to the U.S. more scarce. If we have an inadequate supply of raw sugar, we may be unable to efficiently operate our refineries or meet domestic demand for refined sugar. If increases in domestic raw sugar prices occur, we may be unable to offset the increased price of refined sugar to our customers to offset such higher costs, which could adversely affect our refined sugar margins, financial condition, results of operations and cash flows.

Higher energy costs may result in increased operating expenses and reduced results of operations.

Processing raw sugar into refined sugar requires a high level of energy use. We use natural gas, coal and fuel oil to fulfill our energy requirements. Domestic energy prices, particularly natural gas prices, have been higher in recent years although there have been declines in prices in the latter part of 2008. Fuel prices have also led to increased freight costs. We are unable to predict the trend in future prices. Future high energy prices and unforeseen changes in the energy markets could adversely impact our production costs and operating efficiencies.

We sell commodity products in highly competitive channels of distribution and face significant price pressure.

We sell our products in highly competitive channels of distribution. We compete with other cane sugar refiners, including one which expanded refining capacity during the past several years, and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as high-fructose corn syrup, aspartame, saccharin, sucralose and acesulfame-k. We also compete with foodservice companies and resellers in distributing bag sugar products.

Competition in these channels is based primarily on price and the ability to meet timely customer quality and quantity requirements. As a result, we may be unable to protect our sales position by product differentiation and may be unable to raise prices. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts which extend for up to one year. As a result, changes in our realized sales prices tend to lag behind market price changes.

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

We have at times in the past experienced operating losses and net losses. Losses in future years could be incurred and could be attributable to a number of factors, including:

•	low refined sugar prices;

•	low margins between raw sugar and refined sugar prices;

•	disruption of refinery operations;

•	high energy costs; and

•	insufficient raw material to enable us to operate our facilities efficiently.

We compete in highly competitive labor markets.

We operate facilities in competitive labor markets. In the event we are unable to attract and retain qualified personnel, our production efficiencies could be adversely affected.

The Company incurs substantial costs with respect to pension benefits and providing healthcare for its employees.

The Company’s estimates of liabilities and expenses for pensions and post-retirement healthcare benefits require the use of assumptions related to the rate used to discount future liability, the rate of return on plan assets, and the retirement age and mortality of current and retired employees. Future results may differ from these assumptions. In addition, rising healthcare costs and the costs of other employee benefits may affect the Company’s future benefit costs. Such future events may have a material effect on the Company’s financial condition, results of operations and cash flows. Recent declines in the stock market have reduced assets available to pay retirement benefits and may result in increased costs and funding requirements.

Our pursuit of acquisitions and other similar initiatives involves risk.

We may in the future acquire or invest in new lines of business or offer our products in new markets. Acquisitions and similar investments involve numerous risks, including:

•	assimilation of operations and personnel;

•	demands on existing management and other resources;

•	opportunity costs of employing capital in such investments;

•	potential loss of the capital invested;

•	consequences of incurring leverage to finance any investment;

•	loss of key employees or key customers of the acquired business; and

•	potential for unrecorded liabilities that are not discovered during due diligence.

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

Our operations are governed by various federal, state and local environmental laws and regulations. These regulations impose limitations on releases of effluents and emissions from our facilities. They also impose requirements on our management of:

•	water resources;

•	air resources;

•	combustible dust risk mitigation;

•	toxic substances;

•	solid waste; and

•	emergency planning.

We cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations, or how such regulations could impact our reconstruction of the Port Wentworth refinery, and these impacts could be material.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. The credit crisis also could have an impact on our lenders, suppliers, insurers or our customers, causing them to fail to meet their obligations to us. The current economic situation also could lead to reduced demand for refined sugar products, or lower prices for such products, or both, which could have a negative impact on our revenues.

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

We are in preliminary discussions to contribute our Gramercy, Louisiana refinery for a one-third interest in a joint venture with a Louisiana sugar cane growers/millers cooperative and Cargill. The joint venture is planning to build a new refinery to process up to 1 million tons of raw sugar a year, supplied by the grower/miller cooperative. The discussions contemplate that the new refinery would be built at the Gramercy site and take advantage of existing infrastructure and operational support. We would continue to own and operate the small bag packaging assets at Gramercy, with refined sugar purchased from the joint venture. Please read “Business—Operational Facilities,” “Business—Raw Materials and Processing Requirements—Raw Cane Sugar” and “Risk Factors—There are a limited number of sources of raw sugar available to us, and our results of operations will be adversely affected if we are unable to obtain adequate supplies of raw sugar for our refineries on favorable terms.”

ITEM 3.	Legal Proceedings

The Company is party to a number of claims, including seventeen lawsuits by employees and two lawsuits by third parties or their families filed in Georgia state court, for injuries and losses of life suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for fiscal 2008.

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

The CSB investigation is ongoing and the Company is cooperating in this investigation. OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company has contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters have been assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. Kentucky OSHA has concluded its investigation and informed the Company that no citations will be issued regarding its investigation.

The contest of the OSHA citations is in the early stages and the Company is unable to predict the final outcome of this matter with certainty. The Company believes that it is probable that it will incur a loss in the range of $3.5 million to $8.8 million and, accordingly, has recorded a liability in the consolidated financial statements for $3.5 million, the lower end of the range of estimates. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes. The Company has voluntarily suspended operation of its powder sugar production in Gramercy.

On July 31, 2008, the Board of Directors received a letter from an attorney representing a stockholder of the Company requesting, among other things, that the Board cause an independent investigation to be made with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers, directors and employees relating to the February 7, 2008 explosion at the Company’s refinery in Port Wentworth, Georgia. On October 2, 2008, the Board received a similar letter requesting that the Company commence legal actions against specified officers and directors. The Board of Directors established a committee of independent and disinterested directors with full authority to investigate and address the allegations contained in the shareholder letters described above.

On September 26, 2008, an officer of the Company filed a complaint with OSHA alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act and the Occupational Safety and Health Act in connection with the officer’s cooperation with the OSHA and CSB investigations of the Port Wentworth refinery explosion. The Company has provided information to OSHA in connection with the complaint for purposes of its investigation, and the Company is cooperating in this investigation. The Company intends to vigorously defend against the charges, as it believes it has no liability.

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

The Company along with other sugar industry participants was party to a pending lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement, which it expects to report as a gain in the first quarter of fiscal 2009.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age and position of our executive officers as of December 8, 2008. Our by-laws provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the earlier of the officer’s death, resignation or removal by the Board of Directors.

Name	Age	Positions
John C. Sheptor	50	President and Chief Executive Officer
Robert A. Peiser	60	Vice Chairman
Louis T. Bolognini	52	Senior Vice President and General Counsel
Patrick D. Henneberry	54	Senior Vice President—Commodities and Sales
H.P. Mechler	55	Senior Vice President and Chief Financial Officer
George Muller	54	Vice President—Administration
J. Eric Story	45	Vice President and Treasurer

Mr. Sheptor became President and Chief Executive Officer of the Company in January 2008, after serving as Executive Vice President and Chief Operating Officer since joining the Company in February 2007. Prior to joining Imperial, Mr. Sheptor was Executive Vice President of Merisant Worldwide, Inc., the distributor of Equal®, from 2001 to 2004. Prior to that position, he held supply chain and manufacturing positions for Monsanto Company. Immediately before joining the Company, he was Project Deputy Director for the Partnership for Supply Chain Management, a non-governmental organization funded by the President’s Emergency Plan for Aids Relief.

Mr. Peiser reduced his involvement with the Company, and assumed the role of Vice Chairman of the Company effective January 29, 2008, and will remain in that capacity through January 2009. Mr. Peiser served as President, Chief Executive Officer and a member of our Board of Directors of the Company from April 2002 until January 2008. Prior to joining Imperial, Mr. Peiser served as Chairman and Chief Executive Officer of Vitality Beverages, Inc. of Tampa, Florida, a privately owned beverage company, from July 1999 to February 2002.

Mr. Bolognini joined the Company as Senior Vice President, General Counsel and Secretary in June 2008. Prior to joining the Company, he was Vice President and General Counsel of BioLab, Inc., a pool and spa manufacturing and marketing company from 1999 to 2008. Mr. Bolognini served as Assistant General Counsel to BioLab’s parent company, Great Lakes Chemical Corporation from 1990 to 1999.

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

Mr. Muller became Vice President—Administration in October 2008. He served as Vice President and Chief Information Officer from November 2002 to October 2008. Mr. Muller joined the Company in March 1997 as Director of Management Information Systems.

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

Market Price of Common Equity and Related Shareholder Matters

Our common stock currently is listed on The NASDAQ Stock Market LLC (NASDAQ) under the symbol “IPSU”. As of November 30, 2008, there were approximately 1,690 shareholders of record of our common stock.

The following table contains information about the high and low sales price per share of our common stock for fiscal years 2008 and 2007 as reported by NASDAQ.

Three months ended	Sales Price		Dividends Paid
	High	Low

Fiscal 2007
December 31, 2006	$31.20	$21.75	$0.06
March 31, 2007	35.21	24.27	3.07
June 30, 2007	33.97	25.64	0.07
September 30, 2007	32.04	24.35	0.07

Fiscal 2008
December 31, 2007	$28.00	$17.07	$0.07
March 31, 2008	23.22	16.97	2.57
June 30, 2008	18.92	12.66	0.07
September 30, 2008	16.43	11.72	0.07

Dividend Policy

Our current credit agreement limits the payment of dividends, other than dividends payable solely in our capital stock, if our average total liquidity (defined as the average of the borrowing base less average actual borrowings and letters of credit), after adjustment on a pro forma basis for such payment, is less than $20 million. In December 2004, our Board of Directors instituted a regular quarterly dividend of $0.05 per share. The regular quarterly dividend was increased to $0.06 per share in January 2006 and to $0.07 per share in January 2007. In addition, our Board of Directors in the past has declared special dividends of $2.50 per share, $3.00 per share and $2.50 per share which were paid in November 2005, January 2007 and January 2008, respectively. The determination to declare or pay future dividends out of funds legally available for that purpose will be at the discretion of our Board of Directors and will depend on our future earnings, results of operations, financial condition, capital requirements, any future contractual restrictions and other factors our Board of Directors deems relevant.

Unregistered Sales of Equity Securities

Under the Company’s August 2001 plan of reorganization, warrants to purchase an aggregate of 1,111,111 shares of common stock exercisable through August 2008 were issued to persons who were common shareholders of the Company immediately prior to effectiveness of the plan of reorganization. Warrant holders exercised a total of 4,275 warrants to purchase shares of the Company’s common stock, at an average effective exercise price of $21.66 per share, prior to their expiration in August 2008. The issuance of the shares and the conversion of the warrants were exempt from registration under Section 1145 of the U.S. Bankruptcy Code.

Shareholder Return Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index and the American Stock Exchange Consumer Staple Index (IXR) for the period from September 30, 2003 to September 30, 2008. The graph assumes that the value of the investment in the common stock and each index was $1.00 at September 30, 2003 and that all dividends were reinvested on a quarterly basis.

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

Selected financial data for the last five years is as follows (in thousands of dollars, except per share data):

	Year Ended September 30,
	2008(1)	2007	2006	2005	2004
For the Period:
Net Sales	$592,423	$875,527	$946,823	$803,774	$785,895
Operating Income (Loss)	$(66,153)	$53,742	$71,688	$(10,689)	$11,809
Income (Loss) from Continuing Operations	$(21,181)	$43,555	$48,412	$(5,443)	$7,520
Per Share Data:
Income (Loss) from Continuing Operations:
Basic	$(1.81)	$3.81	$4.44	$(0.52)	$0.73
Diluted	$(1.81)	$3.71	$4.31	$(0.52)	$0.69
Cash Dividends Declared per Share	$2.78	$3.27	$2.73	$0.15	$—
At Period End:
Total Assets	$358,765	$360,065	$371,143	$359,791	$415,810
Long-term Debt-Net of Current Maturities	$—	$1,500	$1,500	$4,361	$6,707
Total Shareholders’ Equity	$144,070	$200,091	$185,885	$149,472	$176,201

(1)	Includes $27.2 million of refinery explosion related charges.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate in a single domestic business segment, which produces and sells refined sugar and related products. Our results of operations substantially depend on market factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugar beets, prices of competing crops, domestic dietary trends, competing sweeteners, weather conditions, production outages at key industry facilities and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The 2008 Farm Bill limits the importation of raw cane sugar and the marketing of refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries.

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. A number of employees and contractors were injured and there were 14 fatalities. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. Demolition efforts at the site have been completed and the rebuilding effort has begun. Limited production of liquid sugar began in early November 2008 and the Company expects to begin bulk sugar production in early calendar year 2009. The complete restoration of packaging capabilities is expected to be finished in the fall of 2009.

Results of Operations

Fiscal Year Ended September 30, 2008 compared to Fiscal Year Ended September 30, 2007

Continuing Operations

Loss from continuing operations was $21.2 million in fiscal 2008 as compared to income from continuing operations of $43.6 million in fiscal 2007. Lower sales volumes and higher costs due to the loss of the Port Wentworth refinery production capacity, as well as lower domestic sugar prices were the primary drivers of lower profitability from the prior year. Refinery explosion related charges (as described in Note 2 to the Consolidated Financial Statements) resulted in net pre-tax charges of $27.2 million in fiscal 2008. We discuss these and other factors in more detail below. These results do not include any recoveries for lost income under the business interruption portion of the Company’s property insurance policy.

	Fiscal Year Ended September 30,
	2008	2007
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$574	$851
By-product Sales	15	21
Other	3	4

Net Sales	$592	$876

Sugar sales comprised approximately 97% of our net sales in fiscal 2008 and 2007. Sugar sales volumes and prices were:

	Fiscal Year Ended September 30,
	2008		2007
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	9,248	$29.53	13,221	$31.37
Consumer	5,445	35.53	7,987	36.16
Foodservice	2,444	32.08	2,878	34.82

Domestic Sales	17,137	31.80	24,086	33.37
World/Toll	1,364	21.45	2,476	19.07

Sugar Sales	18,501	$31.04	26,562	$32.04

Net sales decreased 32.3% in fiscal 2008 driven by an overall sugar volume decrease of 30.3% primarily due to the lost production volume from the Port Wentworth refinery, partially offset by increased production in our Gramercy refinery and sugar purchased from producers. Domestic prices decreased 4.7% and gross margin (after depreciation) as a percentage of sales was 1.1% for fiscal 2008 as compared to 10.7% for fiscal 2007. Domestic sugar supply conditions, driven by a large domestic sugar beet crop in the fall of 2007, led to lower refined sugar prices and reduced sales margins in fiscal 2008. Lower prices were experienced across all sales channels, although average consumer prices were bolstered by a higher mix of branded sales as we made significant efforts to maintain brand share of the Dixie Crystal label in the Southeast which has predominantly been produced at the Port Wentworth refinery. The Company has voluntarily suspended operation of its powdered sugar production in Gramercy. We are not expecting to produce powdered sugar products until the completion of the Port Wentworth rebuild in the fall of 2009. Sales of powdered sugar from Gramercy were approximately $9.9 million in fiscal 2008 and $27.6 million in fiscal 2007.

The majority of industrial channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, industrial sales prices tend to lag market trends. The Company declared force majeure on the industrial contracts sourced from the Port Wentworth refinery and is allocating product from excess available production and product purchased from other producers to customers under those contracts. The unfilled contracts expected to ship as additional production capacity is available in fiscal 2009, amount to about one-third of our anticipated fiscal 2009 industrial sales volume. The beet crop being harvested during the fall of 2008 is estimated by the USDA to be 12% smaller than the prior year crop with lower acreage more than offsetting improved yields. This tighter supply has increased prices and we expect to benefit from these higher prices in fiscal 2009, after fulfilling contracts carried over from fiscal 2008.

Partially offsetting the margin impact of lower refined prices, the cost of raw sugar was lower than the prior year. Our cost of domestic raw cane sugar decreased from $21.00 per cwt (on a raw market basis) for last year to $20.86 per cwt this year. The lower domestic raw cane sugar cost increased our gross margin percentage by 0.5%. Based on existing priced purchase commitments and current market conditions, we expect our raw sugar costs per cwt in fiscal 2009 to approximate fiscal 2008.

Energy costs per cwt for fiscal 2008 were higher than the prior year due to a negative mix of energy sources caused by the curtailment of sugar production in Port Wentworth, as well as higher natural gas prices. Higher energy costs reduced gross margin as a percent of sales by 0.9%. The Port Wentworth refinery utilizes lower priced coal as its primary energy source while the Gramercy refinery exclusively uses natural gas. As reflected in the table below, natural gas provided approximately 59% of the energy for our plants in fiscal 2007, while the remainder of our energy usage was comprised of coal and fuel oil. Natural gas usage increased to

75% of the total energy usage in fiscal 2008. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity increased to $9.13 per mmbtu in the current year as compared to $7.90 last year.

	Fiscal Year Ended September 30,
	2008		2007
	Volume	Price	Volume	Price
	(000 MMBTU)	(per MMBTU)	(000 MMBTU)	(per MMBTU)
Natural Gas	2,244	$9.13	2,652	$7.90
Coal	705	3.66	1,793	3.62
Fuel Oil	1	7.40	46	8.27

Total	2,950	$7.82	4,491	$6.20

We have purchased or hedged approximately 68% of our expected natural gas requirements for fiscal 2009 at prices higher than fiscal 2008 levels. If the balance of our anticipated natural gas purchases were priced in the futures market on December 10, 2008, our natural gas costs would be $0.6 million lower than fiscal 2008.

Gross margin was significantly impacted by higher transportation costs. Increased distances on deliveries to customer locations caused by servicing Port Wentworth-based customers, as well as higher fuel and rail fleet costs, have had an adverse effect on our transportation costs reducing gross margin percentage by 2.3% for the year. A shift in delivery mix with fewer customer pickups and increased deliveries from outside warehouses accounted for 1% of the 2.3% gross margin reduction. Increased distances to customers accounted for 0.7% of the gross margin reduction and higher fuel and freight rates drove the remaining 0.6% gross margin change. Manufacturing costs increased over fiscal 2007 due to continuing fixed costs in Port Wentworth as well as higher labor and packaging materials cost in Gramercy. Gross margin percentage for the year was reduced by 1.5% as a result of these increased costs.

We purchased 1.2 million cwt of refined product from other producers and re-negotiated certain industrial contract volumes in fiscal 2008 to help mitigate the impact on industrial customers of supply disruptions under existing industrial contracts. The cost of those purchases was higher than our cost of production, negatively impacting gross margin as a percent of sales by 0.8% for the year.

Recent declines in the stock market have reduced assets available to pay pension benefits and may result in increased costs in the future.

Selling, general and administrative expense for fiscal 2008 decreased $6.9 million from fiscal 2007 primarily due to lower litigation costs of $1.6 million, lower advertising costs of $1.6 million, lower workers compensation costs of $0.9 million, lower professional services fees related to corporate development activities of $0.9 million, and reduced bad debt and brokerage costs as a result of lower sales volumes. The decrease in litigation costs was primarily in connection with the Southern Minnesota Beet Sugar Cooperative (SMBSC) arbitration case in fiscal 2007. Legal and consulting costs of $7.7 million related to the February 2008 refinery accident are not in selling, general and administrative expense, but rather are included in Refinery Explosion Related Charges, Net.

We incurred $63.3 million of costs related to the refinery explosion and have accrued insurance recoveries totaling $36.1 million, resulting in a net charge of $27.2 million to operations. Details of the costs incurred and the status of insurance recoveries is provided in Note 2 to the Consolidated Financial Statements.

In fiscal 2007, we reported several significant gains:

•	we were awarded damages of $6.1 million plus interest in connection with an arbitration claim concerning breach of contract under a supply option agreement with SMBSC.

•

Intercontinental Commodity Exchange, Inc. (NYSE: ICE) merged with the New York Board of Trade (NYBOT) in exchange for a combination of cash and ICE common stock. A gain of approximately $3.7 million was recorded in connection with this transaction as gain on commodity exchange seats.

•

we sold the site of a former refinery in Sugar Land, Texas, which ceased operations in 2003, and recorded a gain of approximately $1.9 million. We also sold land and remaining buildings at a former refinery in Clewiston, Florida, which ceased operations in 2000, and recorded a gain of approximately $0.7 million.

As a result of the foregoing, our operating loss was $66.2 million in fiscal 2008 compared to operating income of $53.7 million in fiscal 2007.

Interest expense decreased by $0.3 million in fiscal 2008 primarily as a result of lower fees on our revolving credit facility, which was renegotiated in July 2007, as well as lower debt levels.

Interest income decreased by $1.3 million in fiscal 2008 primarily due to lower invested balances.

In October 2007, the Company received an $11.2 million cash distribution from its long-term limited partnership investment as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. In November 2007, the Company formed a 50/50 joint venture with a Monterrey, Mexico based sugar producer, which markets sugar products in Mexico and facilitates cross-border transactions (to the extent such transactions are economically viable) under the provisions of NAFTA. We own a 50% share of Wholesome Sweeteners, Inc, an organic and fair trade sweetener company. Other income included the following (in thousands of dollars):

	Fiscal Year Ended September 30,
	2008	2007
Equity earnings in investment in:
Mexican marketing joint venture	$665	$—
Wholesome Sweeteners, Inc.	1,089	473
Distributions from cost basis fuel terminal partnership	11,422	900
Other	179	91

Total	$13,355	$1,464

Detail of our provision for income taxes, including reconciliation to the statutory federal rates, is provided in Note 7 to the Consolidated Financial Statements.

Discontinued Operations

Discontinued operations in fiscal 2008 is the gain resulting from the settlement of certain escrow arrangements for a previously sold business. The loss from discontinued operations in fiscal 2007 resulted primarily from a $3.1 million award in the SMBSC arbitration proceedings in connection with SMBSC’s claims against the Company for breach of warranties and covenants.

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

Domestic sugar volumes decreased 5.8% and domestic prices decreased 3.9% in fiscal 2007. The tight domestic sugar supply conditions, driven by a smaller domestic sugar beet crop and delays in the start of the harvest in some sugar beet areas, along with the impact of Gulf Coast hurricanes on the cane sugar industry in the fall of 2005, led to rapidly rising refined sugar prices during fiscal 2006. Additionally, in fiscal 2006, certain channels experienced higher volumes caused by shortages in the domestic industry’s refining capacity in the months immediately following the hurricanes. Beginning late in fiscal 2006 and continuing in fiscal 2007, prices declined from the high levels reached in 2006 due to the restoration of refining capacity and a 12.6% increase in beet sugar production from the crop which commenced harvest in the fall of 2006.

A significant portion of our industrial sales are made under fixed price forward sales contracts for generally up to a year, many of which are on a calendar year basis. As a result, industrial sales prices tend to lag market trends. The lag effect of rising industrial contract prices largely matured in the second half of fiscal 2006, and the impact of falling prices was realized more fully each quarter of fiscal 2007 as old contracts were completed. As a result, fiscal 2007 industrial prices were 2.6% lower than the prior fiscal year, but 11.5% lower in the fourth quarter. Industrial volumes were essentially flat in fiscal 2007 and include a shift of a toll contract to industrial sales beginning in the second quarter.

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

Restoration of the domestic cane production capacity and competitive pressure negatively impacted foodservice price and volume. Foodservice prices declined significantly in fiscal 2007, primarily in the earlier part of the year, from the peak prices reached at the end of fiscal 2006. World and toll sales volumes were lower in fiscal 2007 compared to the prior year as the conversion of a toll contract to domestic industrial sales largely offset higher world sales. World and toll sales price increased significantly compared to the prior year with the shift of volumes to higher priced world sales.

Partially offsetting the margin impact of lower refined prices, the cost of raw sugar was lower than the prior year. Our cost of domestic raw cane sugar decreased from $21.98 per cwt (on a raw market basis) for last year to $21.00 per cwt in fiscal 2007. The lower domestic raw cane sugar cost increased our gross margin percentage by 2.7%. Lower world raw sugar costs in fiscal 2007 positively impacted gross margin by 0.9%.

Our sugar manufacturing operations are an energy intensive process, consuming approximately 4.5 million mmbtu of energy in fiscal 2007. Natural gas provides approximately half of the energy for our plants, while the remainder of our energy usage is comprised of coal and fuel oil. We purchased approximately 2.7 million mmbtu of natural gas and our average NYMEX basis cost after applying gains and losses from hedging activity decreased to $7.90 per mmbtu in fiscal 2007 compared to $9.92 per mmbtu in 2006. Coal purchased in fiscal 2007 was approximately 1.8 million mmbtu at a price of $3.62 per mmbtu compared to $3.86 per mmbtu in 2006. Energy costs were $2.9 million lower in fiscal 2007 compared to the prior year amounting to an increase of gross margin percentage of 0.3%.

Gross margin as a percentage of sales for the twelve months ended September 30, 2007, decreased to 10.7% compared to 12.6% in the prior year, primarily a result of lower sales prices. In addition to the effects of sales prices, raw sugar costs and energy costs described above, gross margin was impacted by higher manufacturing costs. Manufacturing costs increased in fiscal 2007 due to increased costs for labor, repair and maintenance costs, property insurance expense, fringe benefit costs and the influence of lower production volumes on unit costs. Increased manufacturing costs in fiscal 2007 (excluding energy) negatively impacted gross margin by approximately 2.4% compared to the prior year.

Selling, general and administrative expense for fiscal 2007 increased $4.9 million from fiscal 2006 primarily due to higher employee benefit costs of $4.6 million, litigation costs of $1.4 million and professional services fees related to corporate development activities of $0.5 million, partially offset by lower compensation costs of $1.6 million. Employee benefit costs were higher in fiscal 2007 primarily as a result of higher medical, workers compensation, pension and post-employment benefits costs. The increase in litigation costs in the current year was primarily in connection with the Southern Minnesota Beet Sugar Cooperative (SMBSC) arbitration case. Overall compensation costs decreased in the current year due to lower incentive compensation, offset in part by higher salary and equity-based compensation costs.

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

Detail of our provision for income taxes, including reconciliation to the statutory federal rates, is provided in Note 7 to the Consolidated Financial Statements.

Discontinued Operations

The loss from discontinued operations in fiscal 2007 resulted primarily from a $3.1 million award in the SMBSC arbitration proceedings discussed above, in connection with SMBSC’s claims against the Company for breach of warranties and covenants.

Liquidity and Capital Resources

We are currently rebuilding portions of the Port Wentworth refinery damaged or destroyed in the industrial accident in February 2008. The Company has property damage insurance, which provides replacement cost coverage for affected facilities or a reduced amount to the extent not replaced. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. The combined policy coverage for property damage and business interruption is subject to deductibles and a number of exclusions and sub-limits, as well as an overall policy limit of $350 million per event. Based on engineering reports and construction estimates received to date, the Company believes its insurance coverage is adequate to provide for the replacement of the damaged facilities at the Port Wentworth refinery, estimated in the range of $200 million to $220 million. The Company is in continuous communication with representatives of the insurers to assure a smooth flow of information in an effort to expedite the claims processing effort. Through September 30, 2008, we have received advances on our property insurance claims totaling $100 million.

Additionally, the Company has workers compensation insurance and general liability insurance. Workers compensation insurance provides for coverage equal to the statutory benefits provided under state law. The general liability insurance provides coverage for damage to third parties or their property, up to a policy limit of $100 million. Each of these policies is subject to sub-limits and exclusions and required deductibles.

At September 30, 2008, the Company had cash and cash equivalents of $74.7 million. Additionally, as more fully described below, the Company has a revolving credit agreement with Bank of America, N.A. (the “Revolver”) which provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans. At September 30, 2008, we had no outstanding borrowings and had the capacity under the borrowing base formula to borrow $51.8 million against inventory and receivables, after deducting outstanding letters of credit totaling $5.9 million.

We believe that our available liquidity and capital resources including cash from operations, insurance recoveries, cash balances and existing revolving credit agreement, are sufficient to meet our operating and capital needs, including estimated reconstruction costs and ongoing capital improvements, through fiscal 2009.

The amount and timing of insurance recoveries, including the availability of additional advances, is subject to continuing progress on our claims with the insurers. Should the amounts of the recoveries be insufficient to fully fund the Port Wentworth refinery reconstruction project and other needs, or should the timing of the receipt of insurance recoveries be unduly delayed, our liquidity could be strained. The continued credit crisis and related turmoil in the global financial system could make the availability of borrowings available to finance any insurance shortfall or other liquidity needs difficult, and the cost of such borrowings expensive.

The Revolver, which expires December 31, 2011, is secured by substantially all of our current assets, certain investments and certain property, plant and equipment. Each of our subsidiaries is either a borrower or a guarantor under the facility. Interest on borrowings under the Revolver is at LIBOR plus a margin that varies (with liquidity, as defined) from 1.00% to 1.75%, or the base rate (Bank of America prime rate) plus a margin of negative 0.25% to positive 0.25%.

The agreement contains covenants limiting our ability to, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	enter into sale and leaseback transactions;

•	change our fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

In addition, in the event that our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for fiscal 2008 was $138 million.

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

Our capital expenditures for the twelve months ended September 30, 2008 were $17.7 million including $8.3 million relating to the Port Wentworth rebuild. Capital expenditures in fiscal 2009, excluding the Port Wentworth rebuild, are expected to total between $12 million and $20 million, related primarily to normal equipment replacement, product quality and safety improvements.

Pension liabilities of $48.5 million, along with a $10.9 million liability for postretirement and post employment medical benefits and deferred compensation liabilities of $8.5 million comprised the substantial portion of the non-current deferred employee benefits and other liabilities at September 30, 2008.

Our contributions to company-sponsored pension plans totaled $7.7 million in fiscal 2008 and are expected to total approximately $9.0 million in fiscal 2009. Based on the fair value of plan assets and interest rates as of September 30, 2008, assuming no change in future interest rates and assuming the plans’ assets grow at 8% per year, we estimate that our required contributions in future fiscal years will approximate $15 million in 2010, $13 million in 2011, $13 million in 2012 and $12 million in 2013. Recent declines in the stock market have reduced assets available to pay pension benefits and may result in increased funding requirements.

In fiscal 2008, we paid dividends totaling $2.78 per share, including a special dividend of $2.50 per share paid in January 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

The following table provides a summary of contractual commitments as of September 30, 2008, for the periods indicated:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Millions of Dollars)
Long-term Debt Payments	$—	$—	$—	$—	$—
Operating Leases	12.3	3.0	5.0	4.2	0.1
Purchase Obligations:
Raw Sugar(1)	525.4	310.5	214.9	—	—
Other(2)	54.1	39.5	9.7	4.9	—

Total Purchase Obligations	591.8	353.0	229.6	9.1	0.1
Other Long-term Liabilities Reflected on Balance Sheet Under GAAP(3)	8.4	0.9	1.8	1.5	4.2

Total	$600.2	$353.9	$231.4	$10.6	$4.3

(1)	Includes an estimated price for variably priced raw sugar contracts; actual price paid in the future will vary and such variance may be significant. Does not include raw sugar futures contracts which are not expected to result in actual delivery.
(2)	Includes open purchase orders for the purchase of goods and services issued in the ordinary course of business.
(3)	Includes projected future benefit payments for deferred compensation programs for certain current and former employees. Does not include pension and postretirement benefit costs. See Note 8 to the Consolidated Financial Statements.

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

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements for fiscal 2008. The following is a summary of the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Credit Losses: We extend trade credit to customers on substantially all of our sales and are subject to credit risk in the event of non-payment. We provide an allowance for estimated credit losses based on a review of prior loss history, a review of the trend in credit quality statistics about the receivable portfolio such as past due percentages, a review of individual credit extensions and other factors. As of September 30, 2008, the allowance for estimated credit losses, which is reported as a reduction of accounts receivable in the consolidated balance sheet, was $0.3 million. Actual credit losses in the future may vary from this estimate.

Allowance for Trade Promotions and Coupon Redemptions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reduction for the sale of our products to consumers, reimbursement of customer paid advertising and amounts paid to obtain favorable display positions in retailers’ stores. Accruals for trade promotions are recorded at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us or by direct payment to customers. From time to time, we distribute coupons to consumers for our branded retail products, and accrue a liability for the estimated redemption costs based on historical rates. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers and the actual cost of coupon programs is dependent on actual consumer redemption rates. Allowances for trade promotions and coupon redemptions recorded in the balance sheet at September 30, 2008 totaled $3.3 million. Final determination of trade promotion allowances and coupon redemption may result in adjustments in future periods.

Defined Benefit and Medical Retirement Plans: The plan obligations and related assets of defined benefit and medical retirement plans are presented in Note 8 to the Consolidated Financial Statements. Pension plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined based on consultation with actuaries and are based in part on a number of assumptions we provide. Key assumptions in measuring the plan obligations include the discount rate, retirement rates, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. In determining the discount rate, we use the yield on Moody’s AA rated, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. At September 30, 2008, the actuarial assumption for our plans were: discount rate of 6.75%; long-term rate of return on plan assets of 8.00%; and healthcare cost trend rate ranging from 5% to 8%. A 1% change in the discount rate would change our recorded retirement obligations by approximately $18.9 million, while a 1% change in the assumed rate of return on assets would change annual costs by $1.5 million. The impact of changes in healthcare trend rates is described in Note 8 to the Consolidated Financial Statements.

Insurance Recoveries: Insurance recoveries that are deemed to be probable and reasonably estimable are recognized to the extent of the related loss. Insurance recoveries which result in gains, including recoveries under business interruption coverage, are recognized only when realized by settlement with the insurers. Advances on insurance settlements are recorded as liabilities or offsets to accrued probable recoveries. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. We have recognized $36.1 million of insurance recoveries in the September 30, 2008 income statement.

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

Accounting for Income Taxes: Accounting for income taxes requires significant judgment in estimating the probability of the future tax benefit expected to be realized from future tax deductions attributable to temporary differences and loss carryforwards. We concluded that future tax benefits of all tax deductions from temporary book/tax differences and loss carryforwards are more likely than not to be realized in future years. The ultimate realization of these tax benefits is dependent on our operations generating sufficient taxable income during the future periods to offset the deductions and carryforwards. Additionally, the final resolution of certain tax positions we have taken or expect to take in filed tax returns is sometimes uncertain, and may be subject to adjustment in future periods. We evaluate the likelihood that a filed position will ultimately be sustained, and have recorded a liability of $5.8 million for such uncertainties. The ultimate resolution of these uncertainties may require an adjustment to this recorded amount.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). This statement amends SFAS No. 87, Employers’ Accounting for Pensions , SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits , SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions , and SFAS No. 132 (revised 2003), Employers’ Disclosure about Pension and Other Postretirement Benefits. SFAS 158 requires measurement of the funded status of a plan as of the balance sheet date. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement date provisions of SFAS 158 in fiscal 2009 and will record a reduction to the opening balance of equity of $0.6 million in its balance sheet at October 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 (SFAS 159) . SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material effect on its consolidated financial statements.

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

In December 2007, the FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements —An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company expects the adoption of SFAS 160 to have no impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of September 30, 2008.

Expected Maturity Fiscal 2009
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	227,000
Weighted Average Contract Price (per cwt)	$21.84
Contract Amount	$4,966,000
Weighted Average Fair Value (per cwt)	$22.46
Fair Value	$5,107,000

Expected Maturity Fiscal 2009
World Futures Contracts (net long positions):
Contract Volumes (cwt)	610,400
Weighted Average Contract Price (per cwt)	$14.22
Contract Amount	$8,677,000
Weighted Average Fair Value (per cwt)	$13.66
Fair Value	$8,338,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At September 30, 2007, our domestic futures position was a net long position of 1.7 million cwt at an average contract price of $21.33 and an average fair value price of $21.08. Our world futures position at September 30, 2007 was a net long position of 1.3 million cwt at an average contract price of $9.84 and an average fair value price of $10.15.

The information in the table below presents our natural gas futures positions outstanding as of September 30, 2008.

Expected Maturity Fiscal 2009
Futures Contracts (long positions):
Contract Volumes (mmbtu)	870,000
Weighted Average Contract Price (per mmbtu)	$11.47
Contract Amount	$9,982,000
Weighted Average Fair Value (per mmbtu)	$7.89
Fair Value	$6,866,170

At September 30, 2007, our natural gas futures position was a long position of 0.8 million mmbtu with an average contract price of $8.54 and an average fair value price of $7.69.

At September 30, 2008 and 2007, we had no financial instruments which were sensitive to interest rate changes.

ITEM 8.	Financial Statements and Supplementary Data

See the index of financial statements and financial statement schedules under “Item 15. Exhibits, Financial Statement Schedules.”

Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

	Fiscal Year 2008
	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Net Sales	$215,505	$145,222	$106,887	$124,809
Gross Margin	14,195	2,217	(5,006)	(4,902)
Income (Loss) from Continuing Operations	12,263	(15,531)	(12,516)	(5,397)
Income from Discontinued Operations	—	—	—	260
Net Income (Loss)	12,263	(15,531)	(12,516)	(5,137)
Earnings Per Share:
Income (Loss) from Continuing Operations:
Basic	$1.06	$(1.33)	$(1.07)	$(0.46)
Diluted	1.04	(1.33)	(1.07)	(0.46)
Income (Loss) from Discontinued Operations:
Basic	$—	$—	$—	$0.02
Diluted	—	—	—	0.02
Net Income (Loss):
Basic	$1.06	$(1.33)	$(1.07)	$(0.44)
Diluted	1.04	(1.33)	(1.07)	(0.44)
Cash Dividends Paid	$0.07	$2.57	$0.07	$0.07

	Fiscal Year 2007
	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Net Sales	$226,998	$212,610	$216,356	$219,563
Gross Margin	36,188	21,767	19,404	16,178
Income from Continuing Operations	15,700	8,702	11,379	7,774
Income (Loss) from Discontinued Operations	—	—	(3,776)	460
Net Income	15,700	8,702	7,603	8,234
Earnings Per Share:
Income from Continuing Operations:
Basic	$1.41	$0.76	$0.98	$0.67
Diluted	1.37	0.74	0.95	0.65
Income (Loss) from Discontinued Operations:
Basic	$—	$—	$(0.32)	$0.04
Diluted	—	—	(0.31)	0.04
Net Income:
Basic	$1.41	$0.76	$0.66	$0.71
Diluted	1.37	0.74	0.64	0.69
Cash Dividends Paid	$0.06	$3.07	$0.07	$0.07

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting as of September 30, 2008 can be found on page 39 of the Financial Section of this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accountant Fees and Services

Information regarding our executive officers is included in Part I of this report. The other information required by Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2008, and is incorporated in this report by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.

All schedules and other statements for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or are inapplicable.

(a)(3) Exhibits.

Exhibit No.	Document

*3(a)(1)	Amended and Restated Articles of Incorporation of Reorganized Imperial Sugar (previously filed as Exhibit 3.1 to the Form 8-K dated September 12, 2001 and incorporated herein by reference).

*3(a)(2)	Articles of Amendment dated February 28, 2002, to the Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(2) to the 2002 Form 10-K and incorporated herein by reference).

*3(b)	Amended and Restated By-Laws of Reorganized Imperial Sugar (previously filed as an Exhibit to the Form 8-K dated September 12, 2001 and incorporated herein by reference).

Exhibit No.	Document

The Company is a party to several long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4 (iii)(A) of Item 601 (b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*4(a)	Rights Agreement dated as of December 31, 2002 between the Company and The Bank of New York (previously filed as Exhibit 4(a) to the 2002 Form 10-K and incorporated herein by reference).

*4(b)	Amendment, dated October 10, 2008, to Rights Agreement between Imperial Sugar Company and The Bank of New York (previously filed as Exhibit 4.1 to the Form 8-K dated October 10, 2008 and incorporated herein by reference).

†10(a)(1)	Employment Agreement with John C. Sheptor.

†10(a)(2)	Amended and Restated Employment Agreement with Robert A. Peiser dated October 31, 2007.

†10(a)(3)	Amendment dated December 4, 2008 to Employment Agreement with Robert A. Peiser.

†10(a)(4)	Specimen of Severance Agreement for certain of Imperial Sugar’s officers.

†10(a)(5)	Schedule of Severance Agreements.

†10(a)(6)	Specimen of Change in Control Agreement for certain of Imperial Sugar’s officers.

†10(a)(7)	Schedule of Change in Control Agreements.

Exhibit No.	Document

*†10(b)	Imperial Holly Corporation Retirement Plan For Non-employee Directors (previously filed as Exhibit 10(j) to the 1994 Form 10-K and incorporated herein by reference).

*†10(c)(1)	Long-Term Incentive Plan of Reorganized Imperial Sugar Company (previously filed as Exhibit 10(f) to the 2001 Form 10-K and incorporated herein by reference).

*†10(c)(2)	Second Amendment to Long Term Incentive Plan (previously filed as Exhibit 10.1 to the Form 8-K dated January 16, 2008 and incorporated herein by reference).

*†10(c)(3)	Specimen of Imperial Sugar Company Long Term Incentive Plan Non Qualified Stock Option Award Agreement (previously filed as Exhibit 10(e)(2) to the 2005 Form 10-K and incorporated herein by reference).

*10(d)(1)	Amended and Restated Credit Agreement dated as of December 1, 2004 among the financial institutions named therein, as lenders, Bank of America, N.A., as administrative agent, and Imperial Sugar Company (previously filed as an Exhibit to the Form 8-K dated December 1, 2004 and incorporated by reference herein).

*10(d)(2)	Omnibus Amendment to Amended and Restated Credit Agreement dated January 1, 2006 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4(b)(1) to the March 2006 Form 10-Q and incorporated herein by reference).

*10(d)(3)	Second Amendment to Amended and Restated Credit Agreement dated March 15, 2006 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4(b)(2) to the March 2006 Form 10-Q and incorporated herein by reference).

*10(d)(4)	Third Amendment to Amended and Restated Credit Agreement dated July 30, 2007 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4 to the June 2007 Form 10-Q and incorporated herein by reference).

†10(e)	Summary of Imperial Sugar Company Management Incentive Plan for fiscal 2007 and 2008.

*14	Code of ethics (previously filed as Exhibit 16 to the 2006 Form 10-K and incorporated herein by reference).

21	Subsidiaries of Imperial Sugar Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Indicates we have previously filed the exhibit with the SEC as indicted in the document description. We incorporate those previously filed exhibits in this report by reference.
†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 12, 2008.

IMPERIAL SUGAR COMPANY

By:	/S/ JOHN C. SHEPTOR
John C. Sheptor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2008.

Signature	Title

/S/ JOHN C. SHEPTOR John C. Sheptor	Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ H.P. MECHLER H. P. Mechler	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ JAMES J. GAFFNEY James J. Gaffney	Chairman of the Board of Directors

/S/ CURTIS G. ANDERSON Curtis G. Anderson	Director

/S/ GAYLORD O. COAN Gaylord O. Coan	Director

/S/ YVES-ANDRE ISTEL Yves-Andre Istel	Director

/S/ RONALD C. KESSELMAN Ronald C. Kesselman	Director

/S/ ROBERT S. KOPRIVA Robert S. Kopriva	Director

/S/ GAIL A. LIONE Gail A. Lione	Director

/S/ DAVID C. MORAN David C. Moran	Director

/S/ JOHN E. STOKELY John E. Stokely	Director

/S/ JOHN K. SWEENEY John K. Sweeney	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including Imperial Sugar Company’s principal executive officer and principal financial and accounting officer, is responsible for establishing and maintaining adequate internal control over Imperial Sugar Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Sugar Company’s internal control over financial reporting was effective as of September 30, 2008.

The effectiveness of our internal control over financial reporting as of September 30, 2008, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John C. Sheptor	/s/ H.P. Mechler
John C. Sheptor	H.P. Mechler
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the internal control over financial reporting of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2008 of the Company and our report dated December 12, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the explosion and fire on February 7, 2008 at the Company’s sugar refinery in Port Wentworth, Georgia.

/s/    DELOITTE & TOUCHE LLP

Houston, Texas

December 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imperial Sugar Company and subsidiaries at September 30, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company experienced an explosion and fire on February 7, 2008 at its sugar refinery in Port Wentworth, Georgia, in which the refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Houston, Texas

December 12, 2008

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$74,723	$74,229
Marketable Securities	7,425	20,693
Accounts Receivable—Net	28,464	49,409
Income Tax Receivable	12,704	—
Inventories:
Finished Products	39,349	34,156
Raw and In-Process Materials	49,631	54,197
Supplies	10,968	11,767

Total Inventory	99,948	100,120
Prepaid Expenses and Other Current Assets	11,711	7,342
Total Current Assets	234,975	251,793
Other Investments	9,054	3,683
Property, Plant and Equipment—Net	78,185	88,649
Deferred Income Taxes—Net	34,062	13,226
Other Assets	2,489	2,714

Total	$358,765	$360,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable—Trade	$48,079	$69,057
Other Current Liabilities	24,278	20,991
Insurance Advances, Net	63,879	—

Total Current Liabilities	136,236	90,048

Long-Term Debt—Net of Current Maturities	—	1,500
Deferred Employee Benefits and Other Liabilities	78,459	68,426
Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,964,927 and 11,808,743 Shares Issued at September 30, 2008 and 2007	125,992	123,665
Retained Earnings	53,823	104,586
Accumulated Other Comprehensive Loss	(35,745)	(28,160)

Total Shareholders’ Equity	144,070	200,091

Total	$358,765	$360,065

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007	2006
	(In Thousands of Dollars, Except Share and Per Share Amounts)
Net Sales	$592,423	$875,527	$946,823
Cost of Sales (includes depreciation of $11,059,000, $11,417,000 and $11,244,000 for the years ended September 30, 2008, 2007 and 2006, respectively)	(585,919)	(781,990)	(827,615)
Selling, General and Administrative Expense (includes depreciation of $2,871,000, $2,710,000 and $3,255,000 for the years ended September 30, 2008, 2007 and 2006, respectively)	(45,430)	(52,306)	(47,404)
Refinery Explosion Related Charges, Net	(27,227)	—	—
Gain on Arbitration Settlement	—	6,752	—
Gain on Commodity Exchange Seats	—	3,654	—
Gain (Loss) on Operating Asset Dispositions	—	2,105	(116)

Operating Income (Loss)	(66,153)	53,742	71,688
Interest Expense	(1,667)	(1,849)	(2,156)
Interest Income	2,662	3,951	2,237
Other Income—Net	13,355	1,464	1,929

Income (Loss) from Continuing Operations Before Income Taxes	(51,803)	57,308	73,698
Benefit (Provision) for Income Taxes	30,622	(13,753)	(25,286)

Income (Loss) from Continuing Operations	(21,181)	43,555	48,412
Income (Loss) from Discontinued Operations	260	(3,316)	1,647

Net Income (Loss)	$(20,921)	$40,239	$50,059

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(1.81)	$3.81	$4.44
Income (Loss) from Discontinued Operations	0.02	(0.29)	0.15

Net Income (Loss)	$(1.79)	$3.52	$4.59

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(1.81)	$3.71	$4.31
Income (Loss) from Discontinued Operations	0.02	(0.28)	0.14

Net Income (Loss)	$(1.79)	$3.43	$4.45

Weighted Average Shares Outstanding:
Basic	11,657,622	11,445,506	10,905,153

Diluted	11,657,622	11,724,463	11,239,699

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In Thousands of Dollars)
BALANCE September 30, 2005	10,561,017	$110,450	$80,693	$(41,671)	$149,472
Comprehensive Income:
Net Income			50,059		50,059
Change in Unrealized Securities Gains and Losses (Net of Tax of $1,000)				(2)	(2)
Change in Derivative Fair Value (Net of Tax of $2,925,000)				(5,326)	(5,326)
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $27,000)				(50)	(50)
Change in Minimum Pension Liability (Net of Tax of $5,071,000)				8,358	8,358

Total Comprehensive Income					53,039
Adjustments to Initially Apply FAS158 Related to Pension & Other Postretirement Benefits (Net of Tax of $3,195,000)				5,574	5,574
Dividends			(28,911)		(28,911)
Stock Options and Warrants Exercised and Restricted Stock Grants	746,315	6,843			6,843
Shares Canceled	(14,883)	(132)			(132)

BALANCE September 30, 2006	11,292,449	117,161	101,841	(33,117)	185,885
Comprehensive Income:
Net Income			40,239		40,239
Change in Unrealized Securities Gains and Losses (Net of Tax of $20,000)				28	28
Change in Derivative Fair Value (Net of Tax of $343,000)				505	505
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $812,000)				1,194	1,194
Change in Pension and Other Postretirement Benefits Liability (Net of Tax of $2,196,000)				3,230	3,230

Total Comprehensive Income					45,196
Dividends			(37,494)		(37,494)
Stock Options and Warrants Exercised and Restricted Stock Grants	516,294	6,504			6,504

BALANCE September 30, 2007	11,808,743	$123,665	$104,586	$(28,160)	$200,091
Comprehensive Loss:
Net Loss			(20,921)		(20,921)
Change in Unrealized Securities Gains and Losses (Net of Tax of $18,000)				(31)	(31)
Change in Derivative Fair Value (Net of Tax of $1,454,000)				(2,575)	(2,575)
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $983,000)				1,741	1,741
Foreign Currency Translation Adjustment (Net of Tax of $10,000)				(18)	(18)
Change in Pension and Other Postretirement Benefits Liability (Net of Tax of $3,694,000)				(6,702)	(6,702)

Total Comprehensive Loss					(28,506)
Cumulative Effect of a Change in Accounting Principle			2,864		2,864
Dividends			(32,706)		(32,706)
Stock Options and Warrants Exercised and Restricted Stock Grants	156,184	2,327			2,327

BALANCE September 30, 2008	11,964,927	$125,992	$53,823	$(35,745)	$144,070

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$(20,921)	$40,239	$50,059
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Savannah Event Related Impairment Charges	13,019	—	—
Insurance Recoveries Recognized	(36,121)	—	—
Advances from Insurance Carriers	86,981	—	—
Depreciation	13,930	14,127	14,499
Deferred Income Taxes	(18,647)	(434)	19,952
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	2,724	2,006	(77)
Cash Paid (Received) on Change in Fair Value of Derivative Instruments	(4,029)	848	(8,251)
Equity Earnings in Unconsolidated Subsidiaries	(1,754)	(473)	(891)
Non-Cash Portion of Gain on Commodity Exchange Seats	—	(2,893)	—
Loss (Gain) on Asset Dispositions	—	(2,105)	116
Loss (Income) from Discontinued Operations	(260)	3,316	(1,647)
Stock-Based Compensation	2,284	1,748	554
Excess Tax Benefits from Stock-Based Compensation	(456)	(2,346)	(3,368)
Other	520	395	295
Changes in Operating Assets and Liabilities:
Accounts Receivable	21,205	584	341
Income Tax Receivable	(12,704)	—	—
Inventories	172	36,879	(41,352)
Prepaid Expenses and Other Assets	(2,021)	(270)	4,511
Accounts Payable—Trade	(20,978)	1,483	(1,568)
Other Liabilities	6,727	(16,953)	5,833

Net Cash Provided by (Used in) Continuing Operations	29,671	76,151	39,006
Net Cash Provided by (Used in) Discontinued Operations	—	(3,281)	1,285

Net Cash Provided by Operations	29,671	72,870	40,291

Investing Activities:
Capital Expenditures—Continuing Operations	(17,714)	(12,829)	(8,462)
Advances from Insurance Carriers	13,019	—	—
Investment in Wholesome Sweeteners	(4,000)	—	—
Investment in Marketable Securities	(193,402)	(123,103)	(366)
Proceeds from Maturity of Marketable Securities	205,852	103,153	366
Proceeds from Sale of Marketable Securities	512	2,327	—
Proceeds from Sales of Assets	—	7,382	10
Proceeds from Discontinued Operations	—	3,824	229
Other	355	—	(83)

Net Cash Provided by (Used in) Investing Activities	4,622	(19,246)	(8,306)

Financing Activities:
Repayment of Long-Term Debt	(1,500)	(2,665)	(2,369)
Cash Dividends	(32,756)	(37,212)	(28,835)
Stock Option and Warrant Proceeds	104	2,153	2,922
Excess Tax Benefits from Stock-Based Compensation	456	2,346	3,368
Other	(103)	(267)	—

Net Cash Used in Financing Activities	(33,799)	(35,645)	(24,914)

Increase in Cash and Cash Equivalents	494	17,979	7,071
Cash and Cash Equivalents, Beginning of Period	74,229	56,250	49,179

Cash and Cash Equivalents, End of Period	$74,723	$74,229	$56,250

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008, 2007 and 2006

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

Marketable Securities

The Company’s marketable securities which are classified as “available for sale” are reflected in the Consolidated Balance Sheet at fair market value, with the aggregate unrealized gains or losses, net of related deferred taxes, included as a separate component of comprehensive income within shareholders’ equity.

Trade Receivables

The Company accounts for trade receivables balances net of allowances for doubtful accounts. The allowance balance is determined on an overall percentage basis of historical bad debts and a review of individual credit exposures.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

Advertising and Promotion

Cost of developing and distributing advertisements is expensed as incurred. Coupon redemptions are estimated based on historical redemption rates and accrued for during the coupon distribution period. Advertising expenses are reported in Selling, General and Administrative Expense. Customer advertising reimbursements and other customer promotional activities are accrued as the related sales are made and recorded as reductions of Net Sales.

Inventories

Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in, first-out (LIFO) method. All other costs are determined under the first-in, first-out (FIFO) or average method. LIFO inventory was not materially different than would be reported on the FIFO inventory valuation method. Supplies inventory includes operating and packaging supplies as well as maintenance parts utilized in the Company’s manufacturing operations. Obsolescence reserve for supplies inventory was $2.4 million at September 30, 2008 primarily due to potential obsolescence resulting from replacing Port Wentworth packaging lines. Obsolescence reserve for supplies inventory was $0.6 million at September 30, 2007.

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

Hedge Accounting

The Company uses raw sugar futures and options in its raw sugar purchasing programs and uses natural gas futures, options and basis swaps to hedge natural gas purchases used in its manufacturing operations. The Company applies the hedge accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity, for these cash flow hedge instruments. Eligible gains and losses on raw sugar futures and options are deferred and recognized as part of the cost of inventory purchases and charged or credited to cost of sales as such inventory is sold. Eligible gains and losses on natural gas futures, options and basis swaps are deferred and recognized as part of the cost of the natural gas purchases and charged to cost of sales in the period the forecasted purchase impacts earnings.

Property and Depreciation

Property is stated at cost and includes expenditures for renewals and improvements and capitalized interest. Maintenance and repairs are charged to current operations. The Company capitalizes certain costs in connection

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

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

Fair Value of Financial Instruments

The fair value of financial instruments is estimated based upon market trading information, where available. Absent published market values for an instrument, management estimates the fair value of long-term debt based on quotations from broker/dealers or interest rate information for similar instruments. The carrying amount of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). This statement amends SFAS No. 87, Employers’ Accounting for Pensions , SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits , SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions , and SFAS No. 132 (revised 2003), Employers’ Disclosure about Pension and Other Postretirement Benefits . It requires measurement of the funded status of a plan as of the balance sheet date. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement date provisions of SFAS 158 in fiscal 2009 and will record a reduction to the opening balance of equity of $0.6 million in its balance sheet at October 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 (SFAS 159) . SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements.

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

In December 2007, the FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company expects the adoption of SFAS 160 to have no impact on its consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

2. REFINERY EXPLOSION RELATED CHARGES

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. The Company is rebuilding the damaged portions of the facility and based on engineering and construction estimates received thus far, the Company expects to begin bulk sugar production in early calendar year 2009, and to complete the restoration of packaging capabilities in the fall of 2009.

Charges and insurance recoveries included in the consolidated statements of operations for the year ended September 30, 2008, are as follows (in thousands):

Year Ended September 30, 2008
Property, plant and equipment impairment	$13,019
Inventory destroyed or damaged	6,752
Cost incurred as a result of the event:
Legal and consulting	7,724
Cleanup and repairs	8,280
Demolition	3,035
Loss on raw sugar contracts	1,128
Emergency services and site security	1,288
Humanitarian efforts	785
OSHA Fine	3,500
Other	2,580
Continuing refinery payroll cost	14,757
Deductibles accrued on liability policies	500

Total Charges	63,348
Insurance Recoveries Recognized (net of $500 deductible on property insurance)	(36,121)

Net Charges	$27,227

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

The Company has property damage insurance, which provides replacement cost coverage for the affected facilities. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. The OSHA fines and most of the legal fees reflected in the table above are not covered by insurance. Insurance recoveries that are deemed probable and are reasonably estimable have been recognized in the consolidated statements of operations to the extent of the related losses. Such recognized recoveries totaled $36.1 million year ended September 30, 2008. Recoveries which are possible, but not yet probable and reasonably estimable, have not been recognized. The Company has provided preliminary claims information for property damage, incurred costs and business interruption coverage and is in discussions with the insurers about those claims. Of the remaining $27.2 million net charges, the Company estimates that insurance recoveries for property damage and incurred costs which are possible, but not yet probable and therefore are not recognized at September 30, 2008, are in the range of $8 million to $11 million.

Insurance recoveries that result in gains, including business interruption claims and replacement costs in excess of net book value of property, will be recognized in income only when realized. The Company estimates that business interruption claims for lost income during the fiscal 2008 will total approximately $30 million to $37 million. Business interruption recoveries will be recognized in revenues upon settlement with the insurance carriers. No business interruption claim periods have yet been settled.

The Company’s property insurance policy provides for replacement cost coverage for destroyed property, if replaced within a two-year period. Based on engineering reports and construction estimates received to date, the Company estimates that the replacement cost of the destroyed buildings and equipment is in the range of $200 million to $220 million, compared to the $13.0 million net book value recognized above as impaired. Accordingly, the Company expects to recognize a substantial gain in future periods when the property claims are settled. Such gain may not be recognized for tax purposes to the extent the Company makes elections under the involuntary conversion rules of the Internal Revenue Code, if the insurance proceeds are reinvested in replacement property within a specified period of time. The replacement cost will establish a new basis in the assets for financial reporting purposes, which will result in higher depreciation charges in future years. The tax basis in the replaced assets will be reduced by the amount of the gain not recognized under the involuntary conversion rules to the extent elected.

As of September 30, 2008, the Company had received advances on its property insurance claims totaling $100 million.

3. MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company’s marketable securities at September 30, 2008 and 2007 consisted of (in thousands):

	September 30,
	2008	2007
U.S. Treasury Securities	$257	$255
Auction Rate Securities	7,112	19,950
Equity Securities	—	432
Certificate of Deposit	56	56

Total Marketable Securities	$7,425	$20,693

The Company has an investment in a $7.5 million federally insured student loan backed auction rate security for which the auction failed in mid-February 2008 and in subsequent periods. The Company recorded a loss of $0.4 million in the second quarter of 2008 to reflect an other-than-temporary impairment of the security. The security was sold at par in October 2008 and the Company expects to record a gain of $0.4 million in the first quarter of fiscal 2009.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

The U.S. Treasury securities and certificate of deposit are pledged to secure certain insurance obligations.

Other investments at September 30, 2008 and 2007 consisted of (in thousands):

	September 30,
	2008	2007
Equity Investments:
Mexican Marketing Joint Venture	$941	—
Wholesome Sweeteners Inc.	7,268	2,300
Cost Basis Investments:
Fuel Oil Terminal Limited Partnership	462	1,000
Intercontinental Commodity Exchange Stock	383	383

Total	$9,054	$3,683

In fiscal 2008, the Company received an $11.9 million cash distribution from its long-term limited partnership investment, as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. The Company reported $0.5 million of the distribution as a return of investment and the remaining $11.4 million as income. The remaining $0.5 million investment was received in cash in October 2008 when the partnership was dissolved.

In January 2007, Intercontinental Commodity Exchange, Inc. (ICE) merged with the New York Board of Trade (NYBOT) in exchange for a combination of cash and ICE common stock. The Company was a member of NYBOT and has two seats on the exchange, which gives the Company trading privileges in the sugar futures and options contracts traded on the exchange. The merger consideration received for the Company’s membership interests included cash of $0.8 million and restricted and unrestricted ICE stock. A gain of approximately $3.7 million was recorded in connection with this transaction. At September 30, 2007, the Company owned $0.4 million of restricted stock, recorded in marketable securities, which it sold in October 2007, and an additional $0.4 million of restricted stock, recorded in other investments, which it intends to hold in order to retain its trading privileges on the exchange.

4. ACCOUNTS RECEIVABLE

Accounts receivable are reported net of an allowance for credit losses of $0.3 million at September 30, 2008 and $0.8 million at September 30, 2007. The provision for credit losses charged to selling, general and administrative expenses was a credit of $0.6 million in fiscal 2008 and a credit of $0.1 million in fiscal 2007 and fiscal 2006.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands of dollars):

	September 30,
	2008	2007
Land	$3,434	$3,412
Buildings, Machinery and Equipment	130,015	145,408
Construction in Progress	15,803	5,807

Total	149,252	154,627
Less Accumulated Depreciation	(71,067)	(65,978)

Property, Plant and Equipment—Net	$78,185	$88,649

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

6. DEBT

The Company has a senior secured revolving credit facility (Revolver) providing for loans of up to $100 million (subject to a borrowing base). This facility is used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The Revolver matures on December 31, 2011 and will have no financial covenants so long as average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) exceeds $20 million; otherwise a minimum EBITDA test would apply. The Revolver limits the Company’s ability to pay dividends if average total liquidity, after adjustment on a pro forma basis for such payment, is less than $20 million. Average total liquidity during fiscal 2008 was $138 million. The facility is secured by the Company’s cash and cash equivalents, accounts receivable, inventory, certain investments and certain plant, property, and equipment. All subsidiaries of the Company are borrowers or guarantors under the facility.

Interest rates on the Revolver are LIBOR plus a margin that varies (with liquidity as defined) from 1.00% to 1.75%, or the base rate (Bank of America prime rate) plus a margin of negative 0.25% to positive 0.25%.

Although the final maturity of the Revolver is December 31, 2011, the Company classifies debt under the Revolver as current, pursuant to Emerging Issues Task Force Issue 95-22. The agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

The Company repaid a $1.5 million industrial revenue bond in fiscal 2008.

Non-interest bearing notes were issued in 2001 to certain former employees and directors who were participants in non-qualified pension and deferred compensation plans. The notes were fully paid in fiscal 2007.

Cash paid for interest on debt and other long-term liabilities was $1.0 million, $1.4 million and $1.6 million for the years ended September 30, 2008, 2007 and 2006, respectively. Interest capitalized as part of the cost of constructing assets was $0.1 million and $0.1 million for the years ended September 30, 2007 and 2006; no interest was capitalized in fiscal 2008.

7. INCOME TAXES

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48) as of October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

The following table reflects the impacts to the Company’s Consolidated Balance Sheet (in millions) at adoption of FIN 48:

Increase (Decrease)
Assets:
Deferred Income Taxes-Net	$0.5
Liabilities:
Other Liabilities (current)	(7.8)
Deferred Employee Benefits and Other Liabilities (non-current)	5.4
Shareholders’ Equity:
Retained Earnings (Cumulative Effect of Accounting Change)	2.9

A reconciliation of the change in the amount of unrecognized tax benefits for the twelve months ended September 30, 2008, is as follows (in thousands):

	Tax	Interest	Total
Balance, October 1, 2007	$4,940	$460	$5,400
Additions based on tax positions related to the current year	182	472	654
Reductions for tax positions of prior years	(230)	—	(230)

Balance, September 30, 2008	$4,892	$932	$5,824

Substantially all of the $4.9 million unrecognized benefits would affect the Company’s effective tax rate if recognized. The Company recorded $0.5 million of interest expense in the year ended September 30, 2008 as a result of positions taken in prior years. Interest and penalties recognized in the Consolidated Balance Sheet at September 30, 2008 were $1.4 million. The Company classifies interest and penalties related to unrecognized tax benefits as interest and tax expense, respectively.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2005 through 2007. The Company or its subsidiaries’ state tax returns are open to audit under the statute of limitations for the fiscal years 2004 through 2007.

The components of the consolidated income tax provision (benefit) were as follows (in thousands of dollars):

	Year Ended September 30,
	2008	2007	2006
Federal:
Current	$(12,043)	$13,961	$4,589
Deferred	(5,985)	5,018	21,051
State:
Current	68	226	745
Deferred	(311)	(970)	724

Total Before Valuation Allowance	(18,271)	18,235	27,109
Valuation Allowance	(12,351)	(4,482)	(1,823)

Total	$(30,622)	$13,753	$25,286

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

The consolidated income tax provision from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company’s income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

	Year Ended September 30,
	2008	2007	2006
Income Taxes Computed at the Statutory Federal Rate	$(18,131)	$20,057	$25,793
State Income Taxes, Net of Federal Benefit	(243)	(744)	1,469
Other	103	(1,078)	(153)
Valuation Allowance	(12,351)	(4,482)	(1,823)

Total	$(30,622)	$13,753	$25,286

Income taxes paid were $0.5 million, $16.4 million and $1.2 million in fiscal 2008, 2007 and 2006, respectively.

The tax effects of temporary differences which give rise to the Company’s deferred tax assets and liabilities were as follows (in thousands of dollars):

	September 30, 2008			September 30, 2007
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Inventory Valuation Differences	$—	$(3,961)	$(3,961)	$—	$(4,451)	$(4,451)
Accruals Not Currently Deductible	1,475	—	1,475	1,181	—	1,181
Taxable Insurance Proceeds	4,900	—	4,900	—	—	—
Other	—	(71)	(71)	801	—	801

Total Current	6,375	(4,032)	2,343	1,982	(4,451)	(2,469)

Noncurrent:
Depreciable Asset Basis Differences	—	(4,784)	(4,784)	—	(12,178)	(12,178)
Pensions	15,607	—	15,607	13,067	—	13,067
Accruals Not Currently Deductible	11,261	—	11,261	10,361	—	10,361
Operating Loss Carryforwards	2,608	—	2,608	348	—	348
Credit Carryforwards	3,358	—	3,358	1,590	—	1,590
Capital Loss Carryforwards	6,589	—	6,589	15,572	—	15,572
Other	—	(577)	(577)	—	(714)	(714)

Total Noncurrent	39,423	(5,361)	34,062	40,938	(12,892)	28,046

Total	$45,798	$(9,393)	36,405	$42,920	$(17,343)	25,577

Valuation Allowance			—			(12,351)

Net			$36,405			$13,226

The Company has a net operating loss carryforward for federal income tax purposes of $6.3 million which expires in 2028. Additionally, the Company has a capital loss carryforward of $18.8 million, which expires in 2010. Previously the Company had provided a valuation allowance for $12.4 million of future benefit of capital loss carryforward, since the Company believed it was more likely than not to expire unrealized. At year-end fiscal 2008, the Company released the allowance previously taken based on the current expectation that the capital loss carryforward will be utilized prior to its expiration.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

8. PENSION AND OTHER BENEFIT PROGRAMS

Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

Substantially all of the Company’s employees are covered by retirement plans. In 2003, the Company froze the benefits under the salaried pension plan resulting in reductions in future pension obligations. Retirement benefits are primarily a function of years of service and the employee’s compensation for a defined period of employment. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains and losses over the remaining service periods. Additionally, the Company previously provided a supplemental non-qualified, unfunded pension plan for certain officers whose benefits under the qualified plan are limited by federal tax law as well as a non-qualified retirement plan for non-employee directors, which provided benefits based upon years of service as a director and the retainer in effect at the date of a director’s retirement. Certain of the Company’s employees who meet the applicable eligibility requirements are covered by benefit plans that provide postretirement health care and life insurance benefits to employees. The Company’s actuary prepares a valuation as of a June 30 measurement date each year.

The Company adopted the funded status recognition provisions of SFAS 158 effective September 30, 2006 and recorded a credit of $5.6 million in accumulated comprehensive income.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

The following tables present the benefit obligations, changes in plan assets, the funded status of the pension and postretirement benefits plans and the assumptions used (in thousands of dollars):

	Pension Benefits
	Year Ended September 30,
	2008	2007	2006
Change in Benefit Obligation:
Benefit Obligation at Beginning of Measurement Period	$199,124	$201,930	$223,505
Service Cost	1,063	1,030	772
Interest Cost	12,301	12,554	11,279
Amendments	—	173	—
Actuarial (Gain)/Loss	(5,878)	453	(18,958)
Expenses Paid	(1,470)	(1,059)	(736)
Benefits Paid	(14,182)	(15,957)	(14,207)
Curtailment and Other	—	—	275

Benefits Obligation at End of Measurement Period	$190,958	$199,124	$201,930

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Measurement Period	$142,230	$139,275	$126,203
Actual Return on Plan Assets	(6,154)	17,101	5,447
Employer Contribution	15,591	2,870	22,568
Expenses Paid	(1,470)	(1,059)	(736)
Benefits Paid	(14,182)	(15,957)	(14,207)

Fair Value of Plan Assets at End of Measurement Period	$136,015	$142,230	$139,275

Funded Status at End of Measurement Period	$(54,943)	$(56,894)	$(62,655)
Adjustment for Fourth Quarter Contributions	3,324	11,226	1,888

Accrued Pension Cost at September 30	$(51,619)	$(45,668)	$(60,767)

Current Liabilities	$(592)	$(597)	$(753)
Noncurrent Liabilities	(51,027)	(45,071)	(60,014)

	$(51,619)	$(45,668)	$(60,767)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss	$60,963	$50,599	$57,130
Prior Service Cost	925	1,050	986

Total	$61,888	$51,649	$58,116

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

	Postretirement Benefits Other Than Pensions
	Year Ended September 30,
	2008	2007	2006
Change in Benefit Obligation:
Benefit Obligation at Beginning of Measurement Period	$9,618	$9,742	$21,755
Service Cost	13	13	14
Interest Cost	587	599	782
Amendments	—	—	(8,155)
Actuarial (Gain)/Loss	(829)	(1)	(3,637)
Benefits Paid	(715)	(735)	(1,016)

Benefits Obligation at End of Measurement Period	$8,674	$9,618	$9,742

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Measurement Period	—	—	—
Employer Contribution	$715	$735	$1,016
Benefits Paid	(715)	(735)	(1,016)

Fair Value of Plan Assets at End of Measurement Period	$—	$—	$—

Funded Status at End of Measurement Period	$(8,674)	$(9,618)	$(9,742)
Adjustment for Fourth Quarter Contributions	183	146	160

Accrued Benefit Cost at September 30	$(8,491)	$(9,472)	$(9,582)

Current Liabilities	$(860)	$(923)	$(918)
Noncurrent Liabilities	(7,631)	(8,549)	(8,664)

	$(8,491)	$(9,472)	$(9,582)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss	$7,390	$8,738	$9,291
Prior Service Cost	(16,121)	(17,715)	(19,309)

Total	$(8,731)	$(8,977)	$(10,018)

The assumptions used and the annual cost related to these plans consist of the following:

	Year Ended September 30,
	2008	2007	2006
Pension Benefits
Weighted-average Assumptions:
Discount Rate	6.75%	6.41%	6.45%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Rate of Compensation Increase	5.0%	5.0%	5.0%
Components of Net Periodic Benefit Cost of Company-sponsored Plans:
Service Cost	$1,063	$1,030	$772
Interest Cost	12,301	12,554	11,279
Expected Return on Plan Assets	(11,642)	(11,364)	(12,155)
Amortization of Prior Service Cost	123	108	111
Recognized Actuarial (Gain)/Loss	1,556	1,248	1,584
Recognized Curtailment Gain	—	—	388

Total Pension Cost	$3,401	$3,576	$1,979

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

	Year Ended September 30,
	2008	2007	2006
Postretirement Benefits Other Than Pensions
Discount Rate Assumptions	6.75%	6.41%	6.45%
Components of Net Periodic Benefit Cost:
Service Cost	$13	$13	$14
Interest Cost	587	599	782
Amortization of Prior Service Cost	(1,594)	(1,594)	(1,461)
Recognized Actuarial Loss	519	552	761

Net Periodic Benefit Cost (Credit)	$(475)	$(430)	$96

Aggregated accumulated benefit obligations for all plans were $190.7 million and $198.7 million at September 30, 2008 and 2007, respectively. Accumulated benefit obligations were in excess of plan assets for all plans for both periods.

The reduction of participants in the Company’s salaried pension plan resulting from the sale a subsidiary in September 2005 was accounted for as a curtailment in fiscal 2006. Pension plan contributions, which are based on regulatory requirements, totaled $7.7 million and $12.2 million during fiscal 2008 and 2007; contributions during fiscal 2009 are expected to be approximately $9.0 million.

The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2008 was 8% for 2008. The rate was assumed to decrease gradually to 5% for 2015 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands of Dollars)
Effect on Total Service and Interest Cost Components	$22	$(19)
Effect on Postretirement Benefit Obligation	313	(280)

The Company amended its post retirement medical plan to eliminate prescription drug coverage effective January 1, 2006. This amendment was accounted for as a plan modification in fiscal 2006.

Plan assets of the Company sponsored defined benefit pension plans at September 30, 2008 were invested primarily in marketable securities. The Company’s plan assets were allocated as follows:

	September 30, 2008		September 30, 2007
Asset Category	Actual	Target	Actual	Target
Intermediate Fixed Income	35%	30%	29%	30%
Large Cap Equity	19%	25%	26%	25%
Mid Cap Equity	18%	17.5%	18%	17.5%
Small Cap Equity	14%	17.5%	15%	17.5%
Hedge Fund	6%	5%	5%	5%
Real Estate Fund	6%	5%	5%	5%
Cash and Other	2%	—	2%	—

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year Ending September 30,	Pension Benefits	Post Retirement Benefits Other Than Pensions
2009	14,266	$860
2010	14,421	848
2011	14,633	843
2012	14,677	827
2013	15,025	812
Next Five Years	78,223	3,763

The assumed rate of return is based on the results of historical statistical return studies.

401(k) Plans

Substantially all of the employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amount charged to expense for these plans was $1.3 million, $1.4 million and $1.2 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Deferred Compensation

The Company has non-current liabilities for an inactive deferred compensation plan aggregating $8.5 million and $9.1 million at September 30, 2008 and 2007, respectively. Interest expense includes $0.6 million in each of fiscal 2008, 2007 and 2006, for such plans.

9. SHAREHOLDERS’ EQUITY

Previously, the Company had outstanding warrants to purchase shares of the Company’s common stock. In fiscal 2008 and 2007, 2,352 and 1,765 warrants were exercised, respectively. In fiscal 2006, 61,215 warrants were retired and 158 warrants were exercised. Unexercised warrants expired in August 2008.

10. STOCK-BASED COMPENSATION

The Company has a long-term incentive plan which provides for the granting of incentive awards in the form of stock options, restricted stock, stock appreciation rights (SARs), cash award performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. The plan authorizes the granting of up to 2,534,568 shares of common stock. As of September 30, 2008, shares available for future grants totaled 389,076.

Stock Options

Stock options granted to date have an exercise price equal to the fair market value of the shares of the Company’s common stock at the date of grant. Options become exercisable in annual increments over a three-year period from grant date and expire ten years from date of grant.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

Effective October 1, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective method. The revised statement requires that companies recognize compensation expense for awards of equity instruments based on the grant date fair value of those awards. In fiscal 2008, 2007 and 2006, the Company recorded compensation expense of $0.1 million, $0.2 million and $0.5 million, respectively, for stock options based on the methods and assumptions noted below.

For the purpose of estimating the fair value of options on their date of grant, the Company began using a binomial lattice option pricing model in fiscal 2005 and used a Black-Scholes option-pricing model previously. The following assumptions were used in those models:

Expected Stock Price Volatility	3.0-35%
Risk-free Interest Rate	2.5-4.2%
Expected Life of Options	5.0
Dividend Yield	0-0.7%

A summary of stock option activity in the plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at September 30, 2006	537,883	$6.50
Adjustments	24,725	2.49
Exercised	(438,352)	4.82
Forfeited or Expired	(10,834)	9.05

Outstanding at September 30, 2007	113,422	$7.02
Adjustments	5,868	3.05
Exercised	(7,417)	7.56
Forfeited or Expired	(834)	$9.28

Outstanding at September 30, 2008	111,039	$5.29	5.2	$906

Vested at September 30, 2008	106,039	$5.16	5.1	$881

Expected to vest in the future	5,000	$8.23	7.2	$25

No options were granted in fiscal 2008 or 2007 however adjustments were made to certain outstanding grants in accordance with their terms for a special dividend paid in fiscal 2008 and 2007. The total intrinsic value of options exercised in fiscal 2008 and 2007 was $0.1 million and $10.5 million, respectively.

During fiscal 2008 and 2007, cash received from the exercise of stock options was $0.1 million and 2.1 million, and the tax benefit realized from the exercise of stock options was $0.5 million and $2.1 million. As of September 30, 2008, there was $6,000 total unrecognized compensation expense related to nonvested stock options which is expected to be recognized over the remaining two months of the vesting period.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

Restricted Stock

Restricted stock grants consist of the Company’s common stock and generally vest over a three or four-year period from the date of grant. Restricted stock awards are valued at the average market price of the Company’s stock at the date of grant, and the Company records the compensation expense over the vesting term. In fiscal 2008 and 2007, the Company granted restricted stock units (RSUs) to non-employee directors. The RSUs have no requisite service period and were immediately expensed. The Company recorded compensation expense of $2.2 million, $1.6 million and $0.6 million in fiscal 2008, 2007 and 2006, respectively, related to restricted stock grants.

A summary of restricted stock activity in the plan is as follows:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value
		(Per share)
Nonvested at September 30, 2006	154,727	$20.27
Granted	109,000	31.56
Vested	(48,386)	19.15
Forfeited	(12,659)	23.75

Nonvested at September 30, 2007	202,682	$26.39
Granted	226,236	17.85
Vested	(60,027)	22.71
Forfeited	(44,196)	27.54

Nonvested at September 30, 2008	324,695	$20.97

The total fair value of shares vested during fiscal 2008 and 2007 was $1.2 million and $1.6 million, respectively. As of September 30, 2008, there was approximately $4.2 million of total unrecognized compensation expense related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 2.4 years.

Stock Appreciation Rights

In prior years, the Company granted SARs to certain employees which provided the right to receive, at the date the rights were exercised, cash equal to the market appreciation between the stated price and the current market value to a maximum appreciation value. The SARs vested over a three-year period. The Company accrued for the value of the SARs over the vesting term. SARs totaling 5,000 and 58,750 were exercised during fiscal 2007 and 2006. At September 30, 2008, there were no SARs remaining.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

11. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except share and per share amounts):

	Year Ended September 30,
	2008	2007	2006
Income (Loss) from Continuing Operations	$(21,181)	$43,555	$48,412

Average Shares Outstanding	11,657,622	11,445,506	10,905,153
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	278,957	334,546

Adjusted Average Shares	11,657,622	11,724,463	11,239,699

Diluted EPS—Continuing Operations	$(1.81)	$3.71	$4.31

Income (Loss) from Discontinued Operations	$260	$(3,316)	$1,647

Average Shares Outstanding	11,657,571	11,445,506	10,905,153
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	278,957	334,546

Adjusted Average Shares	11,657,622	11,724,463	11,239,699

Diluted EPS—Discontinued Operations	$0.02	$(0.28)	$0.14

Net Income (Loss)	$(20,921)	$40,239	$50,059

Average Shares Outstanding	11,657,622	11,445,506	10,905,153
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	278,957	334,546

Adjusted Average Shares	11,657,622	11,724,463	11,239,699

Diluted EPS—Net Income (Loss)	$(1.79)	$3.43	$4.45

(1)	Includes 53,144 options, 175,817 warrants, and 49,996 restricted stock shares in fiscal 2007 and 291,720 options, 0 warrants, and 42,826 restricted stock shares in fiscal 2006. Excludes 262 antidilutive restricted stock shares in fiscal 2007 and 0 in fiscal 2006. No assumed option exercises or restricted stock share issuances were included in the computation of diluted EPS for the year ended September 30, 2008, because doing so would have an antidilutive effect on the computation of diluted earnings per share.

12. DERIVATIVE INSTRUMENTS

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

September 30, 2008, 2007 and 2006

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

The changes in the fair value of the designated futures contracts are matched to inventory purchases by period, and are recognized in earnings as such inventory is sold. The Company expects to recognize in earnings through September 30, 2009, approximately $1.3 million of existing net gains presently deferred in OCI. The Company has hedged a portion of its exposure to raw sugar price risk movement through September 2009.

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

Occasionally, the Company has natural gas futures and options contracts that are not designated as cash flow hedge instruments because the aggregate notional value of its natural gas futures and options contracts exceeds the Company’s forecasted natural gas requirements in the relevant periods. Any change in fair value of such instruments is recorded as gain or loss in the period of the change.

The Company collects or pays cash based upon the change in the market value of all open natural gas futures contracts on a daily basis; accordingly, no asset or liability for the natural gas futures contracts is reflected in the consolidated balance sheet. There were no outstanding natural gas options or basis swaps at September 30, 2008 or 2007.

The changes in the fair value of the designated futures and options are matched to forecasted natural gas purchases and are recognized in earnings in the period the forecasted purchase impacts earnings. The Company expects to recognize in earnings through September 30, 2009, approximately $3.6 million of existing net losses presently deferred in OCI. The Company has hedged a portion of its exposure to natural gas price risk through September 2009.

For the year ended September 30, 2006, the Company recognized derivative losses of $0.2 million recorded in cost of sales which represented the ineffectiveness of cash flow hedging activity. In fiscal 2008 and 2007, substantially all hedges qualified for deferral.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

13. COMMITMENTS AND CONTINGENCIES

The Company is party to a number of claims, including seventeen lawsuits by employees and two lawsuits by third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge of $0.5 million for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for fiscal 2008.

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

The CSB investigation is ongoing and the Company is cooperating in this investigation. OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company has contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters have been assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. Kentucky OSHA has concluded its investigation and informed the Company that no citations will be issued regarding its investigation.

The contest of the OSHA citations is in the early stages and the Company is unable to predict the final outcome of this matter with certainty. The Company believes that it is probable that it will incur a loss in the range of $3.5 million to $8.8 million and, accordingly, has recorded a liability in the consolidated financial statements for $3.5 million, the lower end of the range of estimates. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes. The Company has suspended operation of its powder sugar production in Gramercy.

On July 31, 2008, the Board of Directors received a letter from an attorney representing a stockholder of the Company requesting, among other things, that the Board cause an independent investigation to be made with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers, directors and employees relating to the February 7, 2008 explosion at the Company’s refinery in Port Wentworth, Georgia. On October 2, 2008, the Board received a similar letter requesting that the Company commence legal actions against specified officers and directors. The Board of Directors established a committee of independent and disinterested directors with full authority to investigate and address the allegations contained in the shareholder letters described above.

On September 26, 2008, an officer of the Company filed a complaint with OSHA alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act and the Occupational Safety and Health Act in connection with the officer’s cooperation with the OSHA and CSB investigations of the Port Wentworth refinery explosion. The Company has provided information to OSHA in connection with the complaint for purposes of its investigation, and the Company is cooperating in this investigation. The Company intends to vigorously defend against the charges, as it believes it has no liability.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

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

The Company was obligated under $5.9 million in outstanding letters of credit at September 30, 2008, principally to secure insurance and customs obligations.

The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $1.5 million in fiscal 2008, $1.1 million in fiscal 2007, and $0.9 million in fiscal 2006.

The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 2008 are summarized as follows (in thousands of dollars):

Fiscal Year Ending September 30,	Operating Leases
2009	$2,943
2010	2,785
2011	2,256
2012	2,165
2013	2,030
Thereafter	120

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008, 2007 and 2006

14. DISCONTINUED OPERATIONS

In fiscal 2008 and 2006 the Company settled indemnity claims in connection with businesses previously sold, and recorded the resultant income in discontinued operations.

Fiscal 2007 discontinued operations include the damages plus interest awarded to SMBSC in the arbitration settlement discussed more fully in Note 13 above.

15. RELATED PARTY AND OTHER INFORMATION

The Company has recorded approximately $8.5 million of cost of sales and $22.1 million of finished goods inventory at September 30, 2008 resulting from purchases from our partner in the Mexican marketing joint venture.

Other current liabilities include payroll and employee benefit accruals totaling $11.1 million and $11.4 million at September 30, 2008 and 2007, respectively. Additionally, a contingent liability of $7.8 million was recorded in other current liabilities at September 30, 2007.

16. SUBSEQUENT EVENTS

The Company along with other sugar industry participants was party to a pending lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement, which it expects to report as a gain in the first quarter of fiscal 2009.

The Company is in preliminary discussions to contribute its Gramercy, Louisiana refinery for a one-third interest in a joint venture with a Louisiana sugar cane growers/millers cooperative and Cargill Incorporated. The previously formed joint venture is planning to build a new refinery to process up to one million tons of raw sugar a year, supplied by the grower/miller cooperative. The discussions contemplate that the new refinery would be built at the Gramercy site and take advantage of existing infrastructure and operational support. The Company would continue to own and operate the small bag packaging assets at Gramercy with refined sugar purchased from the joint venture.