Form 10-Q
period 2008-12-31
IMPERIAL SUGAR CO /NEW/
filed 2009-02-05
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2009, there were 11,967,844 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, Port Wentworth construction costs, timelines and operational restart dates, future expenses and liabilities arising from the Port Wentworth refinery incident, future insurance recoveries, future actions regarding the Louisiana Sugar Refining, LLC venture, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations and capital investment programs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, results of damaged equipment inspections, unforeseen engineering, construction and equipment delays, results of insurance negotiations, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2008	September 30, 2008
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$35,082	$74,723
Marketable Securities	316	7,425
Accounts Receivable, Net	18,620	28,464
Income Tax Receivable	12,704	12,704
Inventories:
Finished Products	42,758	39,349
Raw and In-Process Materials	60,958	49,631
Supplies	11,266	10,968

Total Inventory	114,982	99,948
Prepaid Expenses and Other Current Assets	8,462	11,711

Total Current Assets	190,166	234,975
Other Investments	8,994	9,054
Property, Plant and Equipment, Net	91,814	78,185
Deferred Income Taxes, Net	35,003	34,062
Other Assets	2,508	2,489

Total	$328,485	$358,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$28,080	$48,079
Other Current Liabilities	16,616	24,278
Insurance Advances, Net	62,201	63,879

Total Current Liabilities	106,897	136,236
Long-Term Debt	—	—
Deferred Employee Benefits and Other Liabilities	79,555	78,459
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 11,976,594 and 11,964,927 Shares Issued and Outstanding at December 31, 2008 and September 30, 2008	126,599	125,992
Retained Earnings	52,434	53,823
Accumulated Other Comprehensive Loss	(37,000)	(35,745)

Total Shareholders’ Equity	142,033	144,070

Total	$328,485	$358,765

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2008	2007
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$108,648	$215,505

Cost of Sales (includes depreciation of $2,291,000 and $2,808,000 for the three months ended December 31, 2008 and 2007)	(111,618)	(201,310)
Selling, General and Administrative Expense (includes depreciation of $586,000 and $713,000 for the three months ended December 31, 2008 and 2007)	(11,582)	(10,597)
Refinery Explosion Related Charges, Net	(3,253)	—
Gain on Litigation Settlement	16,148	—

Operating Income (Loss)	(1,657)	3,598
Interest Expense	(421)	(436)
Interest Income	253	918
Other Income, Net	1,016	12,269

Income (Loss) from Continuing Operations before Income Taxes	(809)	16,349
Benefit (Provision) for Income Taxes	229	(4,086)

Income (Loss) from Continuing Operations	(580)	12,263
Income from Discontinued Operations, Net	644	—

Net Income (Loss)	$64	$12,263

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(0. 05)	$1.06
Income from Discontinued Operations	0.06	—

Net Income (Loss)	$0. 01	$1.06

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(0.05)	$1.04
Income from Discontinued Operations	0.06	—

Net Income (Loss)	$0.01	$1.04

Weighted Average Shares Outstanding:
Basic	11,683,594	11,618,846

Diluted	11,683,594	11,798,039

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2008	2007
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$64	$12,263
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Insurance Recoveries Recognized	(11,677)	—
Advances from Insurance Carriers	10,000	—
Depreciation	2,877	3,521
Deferred Income Taxes	142	3,259
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	1,286	1,346
Cash Paid (Received) on Change in Fair Value of Derivative Instruments	(3,432)	(1,378)
Non-Cash Portion of Stock-Based Compensation	493	512
Equity Earnings in Unconsolidated Subs	(433)	(518)
Excess Tax Benefits from Stock-Based Compensation	(35)	—
Income from Discontinued Operations	(644)	—
Gain on Sale of Marketable Securities	(388)	(129)
Gain on Sale of Assets	(76)	—
Other	55	55
Changes in Operating Assets and Liabilities:
Accounts Receivable	9,844	17,058
Inventories	(15,034)	7,814
Prepaid Expenses and Other Assets	3,175	2,676
Accounts Payable—Trade	(19,999)	(29,301)
Other Liabilities	(7,524)	(3,822)

Net Cash Provided by (Used in) Continuing Operations	(31,306)	13,356
Net Cash Provided by Discontinued Operations	1,015	—

Net Cash Provided by (Used in) Operations	(30,291)	13,356
Investing Activities:
Capital Expenditures	(16,503)	(1,763)
Investment in Marketable Securities	—	(109,956)
Proceeds from Maturity of Marketable Securities	—	119,906
Proceeds from Sale of Marketable Securities	7,500	512
Proceeds from Sale of Assets	538	—
Other	(169)	(304)

Investing Cash Flow	(8,634)	8,395

Financing Activities:
Issuance of Common Stock	79	14
Cash Dividends	(830)	(820)
Excess Tax Benefits from Stock-Based Compensation	35	—
Other	—	(1)

Financing Cash Flow	(716)	(807)

Increase (Decrease) in Cash and Cash Equivalents	(39,641)	20,944
Cash and Cash Equivalents, Beginning of Period	74,723	74,229

Cash and Cash Equivalents, End of Period	$35,082	$95,173

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$729	$20

Dividends Accrued	$—	$29,539

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2008

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2008	11,964,927	$125,992	$53,823	$(35,745)	$144,070
Comprehensive Income:
Net Income			64		64
Foreign Currency Translation Adjustment (Net of Tax of $73,000)				(127)	(127)
Change in Unrealized Securities Gains (Net of Tax of $1,000)				2	2
Change in Derivative Fair Value (Net of Tax of $1,252,000)				(2,180)	(2,180)
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $469,000)				817	817

Total Comprehensive Income					(1,424)
Adjustments to Apply FAS158 Measurement Date Change for Pension and Other Postretirement Benefits (Net of Tax of $126,000)			(629)	233	(396)
Dividends ($0.07 per share)			(824)		(824)
Stock Options Exercised and Restricted Stock Grants	11,667	607			607

Balance December 31, 2008	11,976,594	$126,599	$52,434	$(37,000)	$142,033

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products.

The Company has reclassified the presentation of depreciation in the prior period to conform to the current year presentation.

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

Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 (SFAS 159) . SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option and as a result, there was not a material effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

2. REFINERY EXPLOSION RELATED CHARGES

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. The Company is rebuilding the damaged portions of the facility and based on engineering and construction estimates received thus far, the Company expects to begin bulk sugar production in the spring of 2009, and to complete the restoration of packaging capabilities in the fall of 2009.

Charges and insurance recoveries included in the consolidated statements of operations for the quarter ended December 31, 2008, are as follows (in thousands):

Quarter Ended December 31, 2008
Inventory and property plant and equipment impairment	$217
Cost incurred as a result of the event:
Legal and consulting	1,536
Cleanup and repairs	6,424
Demolition	888
Other	610
Continuing refinery payroll cost	5,255

Total Charges	14,930
Insurance Recoveries Recognized	(11,677)

Net Charges	$3,253

The Company has property damage insurance, which provides replacement cost coverage for the affected facilities. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. Insurance recoveries that are deemed probable and are reasonably estimable have been recognized in the consolidated statements of operations to the extent of the related losses. Such recognized recoveries totaled $11.7 million for the quarter ended December 31, 2008. Recoveries which are possible, but not yet probable and reasonably estimable, have not been recognized. The Company has provided preliminary claims information for property damage, incurred costs and business interruption coverage and is in discussions with the insurers about those claims. Since February 7, 2008 the Company has incurred $78.3 million of refinery explosion related charges and has recorded $47.8 million of recoveries against such charges. Of the remaining $30.5 million net charges, the Company estimates that insurance recoveries for property damage and incurred costs which are possible, but not yet probable and therefore are not recognized at December 31, 2008, are approximately $5 million.

Insurance recoveries that result in gains will be recognized only when realized. The Company estimates that business interruption claims for lost income for the period from February 7, 2008 through December 31, 2008 will total approximately $33 million to $43 million. Business interruption recoveries will be recognized in revenues upon settlement with the insurance carriers. No business interruption claim periods have yet been settled.

The Company’s property insurance policy provides for replacement cost coverage for destroyed property, if replaced within a two-year period. Based on engineering reports and construction estimates received to date, the Company estimates that the replacement cost of the destroyed buildings and equipment is in the range of $200 million to $220 million, compared to the $13.0 million net book value recognized as impaired in fiscal 2008. Accordingly, the Company expects to recognize a substantial gain in future periods when the property claims are settled. Such gain may not be recognized for tax purposes to the extent the Company elects under the involuntary conversion rules of the Internal Revenue Code, if the insurance proceeds are reinvested in replacement property within a specified period of time. The replacement cost will establish a new basis in the assets for financial reporting purposes, which will result in higher depreciation charges in future years. The tax basis in the replaced assets will be reduced by the amount of the gain not recognized under the involuntary conversion rules.

During the quarter ended December 31, 2008, the Company received advances on its property insurance claims totaling $10 million. Since the February 7, 2008 accident the Company has received advances totaling $110 million. The Company borrowed $30 million under the Revolver in January, 2009, to provide quick standby liquidity and had in excess of $50 million in cash and cash equivalents including proceeds of the borrowing, at January 31, 2009.

3. CONTINGENCIES

The Company is party to a number of claims, including thirty lawsuits by employees and six lawsuits by third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge of $0.5 million for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for fiscal 2008.

The U.S. Occupational Safety Health Administration (OSHA) and the U.S. Chemical Safety and Hazard Investigation Board (CSB) initiated investigations related to the February 7, 2008 explosion at the Company’s Port Wentworth facility. OSHA also initiated an investigation of the Company’s Gramercy, Louisiana refinery. OSHA has the authority to issue citations alleging violations of the Occupational Safety and Health Act and the regulations thereunder and to propose penalties for any such violations. The CSB investigation is ongoing and the Company is cooperating in this investigation.

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

On July 31, 2008, the Board of Directors received a letter from an attorney representing a shareholder of the Company requesting, among other things, that the Board cause an independent investigation to be made with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers, directors and employees relating to the February 7, 2008 explosion at the Company’s refinery in Port Wentworth, Georgia. On October 2, 2008, the Board received a similar letter on behalf of another shareholder requesting that the Company commence legal actions against specified officers and directors. The Board of Directors established a committee of independent and disinterested directors on October 23, 2008 with full authority to investigate and address the allegations contained in the shareholder letters described above.

On January 16, 2009, one of such shareholders filed a derivative action in the District Court of Harris County, Texas against twelve current and former directors and officers of the Company and named the Company as a nominal defendant. The action, entitled Delaney v. Sheptor, et al., Cause No. 2009-03145 (Dist. Ct. Tex.), asserts a claim of breach of fiduciary duty against defendants in connection with the February 2008 explosion at the Port Wentworth facility and seeks unspecified damages on behalf of the Company. The Company intends to seek a stay of the action pending completion of the investigation by the committee of independent and disinterested directors.

On September 26, 2008, an officer of the Company filed a complaint with OSHA alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act and the Occupational Safety and Health Act in connection with the officer’s cooperation with the OSHA and CSB investigations of the Port Wentworth refinery explosion. The Company has provided information to OSHA in connection with the complaint for purposes of its investigation, and the Company is cooperating in this investigation. Effective January 15, 2009, the officer voluntarily resigned his employment to pursue other interests, and by settlement agreement dated January 15, 2009, the officer settled and released all claims against the Company and has requested that the officer’s complaints to OSHA be withdrawn and that OSHA cease all processing of same. The Company is currently pursuing OSHA’s dismissal of the complaint.

In January 2009 the Company’s workers compensation liability insurance carrier notified the Company that it anticipates receiving a loss based assessment of $6.4 million from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”) payable in July 2009. The Company’s insurance contract provides that it reimburse the carrier for the SITF assessment once levied. The Company is investigating the potential assessment to determine the method with which the assessment is determined and possible abatement actions that may be pursued. The Company has initiated discussions with SITF concerning the proposed assessment. The Company is unable to determine the amount of its ultimate liability for this proposed assessment.

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

The Company, along with other sugar industry participants, was party to a pending lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement and has reported a gain on litigation settlement.

4. STOCK-BASED COMPENSATION

Options to purchase 11,667 shares of the Company’s common stock with a weighted-average exercise price per share of $6.78 were exercised during the three months ended December 31, 2008. Cash received from the exercise of stock options was $79,000 and the total intrinsic value of options was $72,000.

During the three months ended December 31, 2008, there were no grants of stock-based compensation and 1,959 shares of restricted stock vested with a fair value of $26,000.

5. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended December 31,
	2008	2007
Income (Loss) from Continuing Operations	$(580)	$12,263

Average Shares Outstanding	11,683,594	11,618,846
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	179,193

Adjusted Average Shares	11,683,594	11,798,039

Diluted EPS—Continuing Operations	$(0.05)	$1.04

Income from Discontinued Operations	$644	$—

Average Shares Outstanding	11,683,594	11,618,846
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	179,193

Adjusted Average Shares	11,683,594	11,798,039

Diluted EPS—Discontinued Operations	$0.06	$—

Net Income (Loss)	$64	$12,263

Average Shares Outstanding	11,683,594	11,618,846
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	179,193

Adjusted Average Shares	11,683,594	11,798,039

Diluted EPS—Net Income (Loss)	$0.01	$1.04

(1)	No assumed option exercises or restricted stock share issuances were included in the computation of diluted EPS for the quarter ended December 31, 2008, because doing so would have an antidilutive effect on the computation of diluted earnings per share. Includes 61,138 options, 67,945 warrants, and 50,110 restricted stock shares in the quarter ended December 31, 2007. Excludes 379,522 and 426 antidilutive securities in the quarters ended December 31, 2008 and 2007.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) as of October 1, 2008. The measurement date provisions require plan assets and benefits obligations to be measured as of the date of the fiscal year end. The Company applied the “one measurement” approach in its adoption. The effect of applying the measurement date provisions to the balance sheet was as follows (in thousands of dollars):

	Before Application of FAS 158	Adjustments	After Application of FAS 158
Assets:
Deferred Income Taxes, Net	34,790	213	35,003

Liabilities and Shareholders Equity:
Deferred Employee Benefits and Other Liabilities	78,946	609	79,555
Retained Earnings	53,063	(629)	52,434
Accumulated Other Comprehensive Loss	37,233	(233)	37,000

The components of net periodic benefit costs for the three months ended December 31, 2008 and 2007 were (in thousands):

	Three Months Ended December 31,
	2008	2007
Pension Plans
Service Cost	$262	$266
Interest Cost	3,273	3,077
Expected Return on Plan Assets	(2,908)	(2,911)
Amortization of Prior Service Cost	31	31
Recognized Actuarial Loss	370	347

Total Net Periodic Benefit Costs	$1,028	$810

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$3
Interest Cost	148	147
Amortization of Prior Service Cost	(399)	(399)
Recognized Actuarial Loss	98	107

Total Net Periodic Benefit Costs (Income)	$(150)	$(142)

Pension plan contributions, which are based on regulatory requirements, were $ 0.3 million for the three months ended December 31, 2008 and $0.2 million for the three months ended December 31, 2007. Contributions during the remainder of fiscal 2009 are expected to be approximately $8.7 million.

7. OTHER INCOME

Other income included the following (in thousands of dollars):

	Quarter Ended December 31,
	2008	2007
Equity Earnings in investment in
Comercializadora Santos Imperial S. de R.L. de C.V.	$106	$186
Wholesome Sweeteners, Inc.	327	321
Distributions from cost basis fuel terminal partnership	147	11,423
Gain on sale of securities	388	173
Other	48	166

Total	$1,016	$12,269

The Company owns a 50 percent interest in Comercializadora Santos Imperial S. de R.L. de C.V. and a 50 percent interest in Wholesome Sweetners, Inc. (increased from 45 percent in the same period last year). The Company reports its share of earnings in these investees on the equity method. Summarized combined financial information for the Company’s equity method investees includes the following (in thousands of dollars):

	For the quarter ended December 31,
	2008	2007
Net Sales	$84,000	$15,926
Gross Profit	$4,617	$4,069
Net Income	$987	$1,087

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 currently applies to all financial assets and liabilities and to non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. For all other non-financial assets and liabilities, SFAS 157 will be effective October 1, 2009. The provisions of SFAS 157 apply to other accounting pronouncements that require or permit fair value accounting. SFAS 157 defines fair value, expands disclosure requirements regarding fair value and specifies a hierarchy for ranking the quality and reliability of inputs to valuation techniques used to measure fair value. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories based on the inputs to fair value measurement:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable; either directly or indirectly;

•

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that are used to generate management’s best estimate of fair value.

The Company determines the fair value of natural gas and raw sugar futures contracts using quoted commodity exchange prices for identical instruments in active markets. The fair value of marketable securities is determined by quoted market prices for the individual securities.

In accordance with SFAS 157, the following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of December 31, 2008 (in thousands of dollars):

	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
Natural Gas and Raw Sugar Futures Contracts	$605	—	—	(605)	$—
Marketable Securities	316	—	—	—	316
Current Liabilities:
Natural Gas and Raw Sugar Futures Contracts	$6,160	—	—	(6,160)	$—

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Overview

We operate in a single domestic business segment, which produces and sells refined sugar and related products. Our results of operations substantially depend on market factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These market factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugar beets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions, production outages at key industry facilities, Mexican sugar supplies, US dollar to Mexican peso exchange rates and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar and the marketing of refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries.

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which represents approximately 60% of our refined sugar capacity. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. Demolition efforts at the site have been completed and the rebuilding effort has begun. The Company expects to begin bulk sugar production in the spring of 2009 with the complete restoration of packaging capabilities in the fall of 2009.

Results of Operations

Three Months Ended December 31, 2008 compared to Three Months Ended December 31, 2007

In the current quarter, we reported a loss from continuing operations of $0.6 million or $0.05 per diluted share, compared to income of $12.3 million or $1.04 per diluted share during the first fiscal quarter of the prior year. Lower sales volumes and higher costs due to the loss of the Port Wentworth refinery production capacity, offset partially by higher domestic sugar prices were the primary drivers of lower profitability as compared to the prior year. Refinery explosion related charges (as described in Note 2 to the Consolidated Financial Statements) resulted in net pre-tax charges of $3.3 million in the quarter ended December 31, 2008. We discuss these and other factors in more detail below. These results do not include any recoveries for lost income under the business interruption portion of the Company’s property insurance policy.

Sugar sales comprise approximately 97% of our net sales. Sugar sales volumes and prices were:

	Three Months Ended December 31,
	2008		2007 (1)
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	1,190	$30.36	2,826	$29.86
Consumer	1,170	38.34	2,273	35.78
Distributor	637	34.19	1,110	31.19

Domestic Sales	2,996	34.29	6,209	32.26
World Sales	120	24.09	389	21.14

Sugar Sales	3,117	$33.90	6,598	$31.61

(1)	The Company redefined its foodservice sales channel and began reporting sales as the distributor channel in fiscal 2009. The effect of this change, in general, was to move certain customers from the industrial channel to the distributor channel. Fiscal 2008 sales volumes and prices have been restated accordingly.

Net sales decreased 49.6% for the three months ended December 31, 2008, compared to the same period in the prior year. Domestic sugar volumes decreased 51.7% for the quarter primarily due to the lost production volume from the Port Wentworth refinery partially offset by increased production in our Gramercy refinery and sugar purchased from other producers. Domestic prices increased 6.3% for the quarter. Sugar produced from the domestic sugar beet crop harvested in the fall of 2008 is forecasted by the USDA to be 10.5% smaller than the prior year. This reduction in available supply has led to higher refined prices. For the three months ended December 31, 2008, gross margin as a percentage of sales decreased to (2.7%) compared to 6.6% in the prior year quarter. The decline in gross margin percentage is primarily due to freight, manufacturing and raw sugar cost increases in excess of sales price increases.

A significant portion of industrial channel sales are made under fixed price forward sales contracts for generally up to a year, many of which are on a calendar year basis. As a result, industrial sales prices tend to lag market trends. The Company continues to fulfill lower-priced contracts which existed at the time of the Port Wentworth explosion in February 2008. The weighting of these contracts in the mix of industrial sales should begin to diminish in the second quarter of fiscal 2009 and average realized prices for the industrial channel are expected to increase.

Our cost of domestic raw cane sugar increased from $20.87 per cwt (on a raw market basis) for the prior year quarter to $21.68 per cwt for the quarter ended December 31, 2008. The higher domestic raw cane sugar cost decreased our gross margin percentage by 1.6% for the three months ended December 31, 2008 compared to the same quarter last year. We expect that domestic raw sugar costs for the balance of FY09 will continue at levels higher than the prior year. Lower margins on world sugar sales negatively impacted gross margin percentage by 0.6% for the quarter.

Energy costs per cwt were higher than the prior year due to a negative mix of energy sources caused by the curtailment of sugar production in Port Wentworth, as well as higher natural gas prices. Higher energy costs reduced gross margin as a percent of sales by 2.6%. The Port Wentworth refinery utilizes lower priced coal as its primary energy source while the Gramercy refinery exclusively uses natural gas. As reflected in the table below, natural gas provided approximately 55% of the energy for our plants in the first quarter of fiscal 2008, while the remainder of our energy usage was comprised of coal and fuel oil. Natural gas usage increased to 100% of the total energy usage in the first quarter of fiscal 2009 as a result of the Port Wentworth refinery not operating. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity increased to $9.86 per mmbtu in the current year as compared to $8.10 last year.

	Quarter Ended December 31,
	2008		2007
	Volume	Price	Volume	Price
	(000 MMBTU)	(per MMBTU)	(000 MMBTU)	(per MMBTU)
Natural Gas	572	$9.86	627	$7.65
Coal	—	—	512	3.65
Fuel Oil	—	—	1	7.40

Total	572	$9.86	1,140	$5.85

We have purchased or hedged approximately 71% of our expected natural gas requirements for fiscal 2009 at prices higher than fiscal 2008 levels. If the balance of our anticipated natural gas purchases were priced in the futures market on January 28, 2009, our natural gas costs would be $2.2 million lower than fiscal 2008.

Gross margin was significantly impacted by higher transportation costs. Increased distances on deliveries to customer locations caused by servicing Port Wentworth-based customers, as well as higher fuel and rail fleet costs, have had an adverse effect on our transportation costs reducing gross margin percentage by 3.8% for the quarter. Increased distances to customers accounted for 1.9% of the gross margin reduction. A shift in delivery mix with fewer customer pickups and increased deliveries from outside warehouses accounted for 1.1% of the gross margin reduction and higher fuel and freight rates drove the remaining 0.8% gross margin change.

Manufacturing costs increased over the first quarter of fiscal 2008 due to start-up costs at the Port Wentworth refinery as limited liquid sugar production began in early November 2008. The Port Wentworth refinery attempted to produce liquid sugar without the normal crystallization facility, but was unable to produce liquid sugar at costs which were commercially acceptable. Liquid sugar production ceased in late January 2009 and is not expected to resume until the bulk sugar production starts in the spring of 2009. Continuing fixed costs in Port Wentworth, as well as higher labor and maintenance costs in Gramercy also increased manufacturing costs over the first quarter of last year. Gross margin percentage for the quarter was reduced by 3.7% as a result of these increased costs.

Selling, general and administrative expense increased $1.0 million for the quarter ended December 31, 2008 compared to the same period in the prior year primarily due to increased legal costs of $0.8 million and medical costs of $0.8 million. Lower advertising and compensation costs of $0.4 million each respectively, partially offset those higher costs.

We incurred $14.9 million of costs related to the refinery explosion and have accrued insurance recoveries totaling $11.7 million, resulting in a net charge of $3.3 million to operations. Details of the costs incurred and the status of insurance recoveries is provided in Note 2 to the Consolidated Financial Statements.

The Company along with other sugar industry participants was party to a pending lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement which was recorded as a gain on litigation settlement in the quarter ended December 31, 2008.

As a result of the foregoing, operating loss was $1.7 million in the first fiscal quarter compared to operating income of $3.6 million in the first fiscal quarter of the prior year.

Other income, which includes equity investment earnings and distributions from cost basis investments, decreased $11.3 million in the three-month period ended December 31, 2008 compared to the same period in the prior year. In October 2007, the Company received an $11.2 million cash distribution from its long-term limited partnership investment as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. In November 2007, the Company formed a 50/50 joint venture with a Monterrey, Mexico based sugar producer, which markets sugar products in Mexico and facilitates cross-border transactions (to the extent such transactions are economically viable) under the provisions of NAFTA. We own a 50% share of Wholesome Sweeteners, Inc, an organic and fair trade sweetener company. Other income included the following (in thousands of dollars):

	Quarter Ended December 31,
	2008	2007
Equity Earnings in investment in
Mexican marketing Joint Venture	$106	$186
Wholesome Sweeteners, Inc.	327	321
Distributions from cost basis fuel terminal partnership	147	11,423
Gain on sale of securities	388	173
Other	48	166

Total	$1,016	$12,269

We have estimated a combined federal and state income tax rate of 28.3% for the three months ended December 31, 2008 compared to 25.0% in the same period last year. The increase in the effective tax rate is primarily attributable to tax-free interest income in fiscal 2008, as well as the impact of tax uncertainties.

Income from discontinued operations is a result of the resolution of pre-disposal contingencies.

Liquidity and Capital Resources

We are currently rebuilding the portion of the Port Wentworth refinery damaged or destroyed in the industrial accident in February 2008. The Company has property damage insurance, which provides replacement cost coverage for affected facilities. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. The combined policy coverage for property damage and business interruption is subject to deductibles and a number of exclusions and sub-limits, as well as an overall policy limit of $350 million per event. Based on engineering reports and construction estimates received to date, the Company believes its insurance coverage is adequate to provide for the replacement of the damaged facilities at the Port Wentworth refinery, estimated in the range of $200 million to $220 million. Through December 31, 2008, we have received advances on our property insurance claims totaling $110 million.

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

At December 31, 2008, the Company had cash and cash equivalents of $35.1 million. Additionally, the Company has a revolving credit agreement with Bank of America, N.A. (the “Revolver”) which provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans. At December 31, 2008, we had no outstanding borrowings and had the capacity under the borrowing base formula to borrow $46.7 million against inventory and receivables, after deducting outstanding letters of credit totaling $5.9 million. The Company borrowed $30 million under the Revolver in January, 2009, to provide quick standby liquidity and had in excess of $50 million in cash and cash equivalents including proceeds of the borrowing, at January 31, 2009.

We believe that our available liquidity and capital resources including insurance recoveries, cash balances and existing revolving credit agreement, are sufficient to meet our operating and capital needs, including estimated reconstruction costs and ongoing capital improvements, during the period required to restore production capabilities at the Port Wentworth refinery. As a result, the Company does not anticipate the need to access the capital markets which are in an uncertain state at this time.

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

In addition, in the event that our quarterly average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity for the four fiscal quarters then most recently ended, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for the quarter ended December 31, 2008 was $94 million.

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

Our capital expenditures for the three months ended December 31, 2008 were $16.5 million including $14.2 million relating to the Port Wentworth rebuild. To-date we have expended $22.5 million on the Port Wentworth rebuild project. Capital expenditures in fiscal 2009, excluding the Port Wentworth rebuild, are expected to total between $12 million and $22 million, related primarily to normal equipment replacement, product quality and safety improvements.

A detailed analysis of the sources and uses of cash is provided in the Consolidated Statements of Cash Flows.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2008.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of December 31, 2008.

Expected Maturity Fiscal 2009
Domestic Futures Contracts (net positions):
Contract Volumes (cwt)	336,000
Weighted Average Contract Price (per cwt)	$20.58
Contract Amount	$6,915,000
Weighted Average Fair Value (per cwt)	$18.77
Fair Value	$6,308,000

Expected Maturity Fiscal 2009
World Futures Contracts (long positions):
Contract Volumes (cwt)	676,480
Weighted Average Contract Price (per cwt)	$14.07
Contract Amount	$9,519,000
Weighted Average Fair Value (per cwt)	$11.81
Fair Value	$7,989,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of December 31, 2008.

Expected Maturity Fiscal 2009
Futures Contracts (long positions):
Contract Volumes (mmbtu)	970,000
Weighted Average Contract Price (per mmbtu)	$9.37
Contract Amount	$9,092,000
Weighted Average Fair Value (per mmbtu)	$5.85
Fair Value	$5,674,000

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a number of claims, including thirty lawsuits by employees and six lawsuits by third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge of $0.5 million for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for fiscal 2008.

The U.S. Occupational Safety Health Administration (OSHA) and the U.S. Chemical Safety and Hazard Investigation Board (CSB) initiated investigations related to the February 7, 2008 explosion at the Company’s Port Wentworth facility. OSHA also initiated an investigation of the Company’s Gramercy, Louisiana refinery. OSHA has the authority to issue citations alleging violations of the Occupational Safety and Health Act and the regulations thereunder and to propose penalties for any such violations. The CSB investigation is ongoing and the Company is cooperating in this investigation.

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

On July 31, 2008, the Board of Directors received a letter from an attorney representing a shareholder of the Company requesting, among other things, that the Board cause an independent investigation to be made with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers, directors and employees relating to the February 7, 2008 explosion at the Company’s refinery in Port Wentworth, Georgia. On October 2, 2008, the Board received a similar letter on behalf of another shareholder requesting that the Company commence legal actions against specified officers and directors. The Board of Directors established a committee of independent and disinterested directors on October 23, 2008 with full authority to investigate and address the allegations contained in the shareholder letters described above.

On January 16, 2009, one of such shareholders filed a derivative action in the District Court of Harris County, Texas against twelve current and former directors and officers of the Company and named the Company as a nominal defendant. The action, entitled Delaney v. Sheptor, et al., Cause No. 2009-03145 (Dist. Ct. Tex.), asserts a claim of breach of fiduciary duty against defendants in connection with the February 2008 explosion at the Port Wentworth facility and seeks unspecified damages on behalf of the Company. The Company intends to seek a stay of the action pending completion of the investigation by the committee of independent and disinterested directors.

On September 26, 2008, an officer of the Company filed a complaint with OSHA alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act and the Occupational Safety and Health Act in connection with the officer’s cooperation with the OSHA and CSB investigations of the Port Wentworth refinery explosion. The Company has provided information to OSHA in connection with the complaint for purposes of its investigation, and the Company is cooperating in this investigation. Effective January 15, 2009, the officer voluntarily resigned his employment to pursue other interests, and by settlement agreement dated January 15, 2009, the officer settled and released all claims against the Company and has requested that the officer’s complaints to OSHA be withdrawn and that OSHA cease all processing of same. The Company is currently pursuing OSHA’s dismissal of the complaint.

In January 2009 the Company’s workers compensation liability insurance carrier notified the Company that it anticipates receiving a loss based assessment of $6.4 million from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”) payable in July 2009. The Company’s insurance contract provides that it reimburse the carrier for the SITF assessment once levied. The Company is investigating the potential assessment to determine the method with which the assessment is determined and possible abatement actions that may be pursued. The Company has initiated discussions with SITF concerning the proposed assessment. The Company is unable to determine the amount of its ultimate liability for this proposed assessment.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 27, 2009, the Company held its annual meeting of shareholders and voted on two proposals.

(1) Five directors were elected with votes cast as follows:

Nominee	Votes for	Votes withheld
Directors in Class I – Terms expiring at the 2012 Annual Meeting of Shareholders:
Robert S. Kopriva (a)	11,178,887	198,272
John C. Sheptor	11,259,976	117,183
John K. Sweeney	9,324,470	2,052,689
Director in Class II – Terms expiring at the 2010 Annual Meeting of Shareholders:
Ronald C. Kesselman	11,255,354	121,804
Director in Class III – Terms expiring at the 2011 Annual Meeting of Shareholders:
John E. Stokely	11,256,549	120,609

The following six directors of the Company whose terms of office are scheduled to continue until 2010 or 2011 are as follows:

Curtis G. Anderson

Gaylord O. Coan

James J. Gaffney

Yves-Andre Istel

Gail A. Lione

David C. Moran

(a) Mr. Kopriva resigned from the Board of Directors effective February 6, 2009.

(2) The shareholders ratified the appointment of Deloitte & Touche L.L.P. as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009, with votes cast as follows:

Votes for	Votes against	Abstentions
11,291,119	82,285	3,754

Item 6.	Exhibits

(a) Exhibits

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: February 4, 2009	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.