Form 10-Q
period 2009-03-31
IMPERIAL SUGAR CO /NEW/
filed 2009-05-07
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 12,210,258 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, Port Wentworth construction costs, timelines and operational restart dates, future expenses and liabilities arising from the Port Wentworth refinery incident, future insurance recoveries, future actions regarding the Louisiana Sugar Refining, LLC venture, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations and capital investment programs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, results of damaged equipment inspections, unforeseen engineering, construction and equipment delays, regulatory or third party inspections and approvals, results of insurance negotiations, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I—FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	September 30, 2008
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$79,144	$74,723
Marketable Securities	313	7,425
Accounts Receivable, Net	28,801	28,464
Income Tax Receivable	—	12,704
Inventories:
Finished Products	34,122	39,349
Raw and In-Process Materials	83,794	49,631
Supplies	11,593	10,968

Total Inventory	129,509	99,948
Prepaid Expenses and Other Current Assets	7,429	11,711

Total Current Assets	245,196	234,975
Other Investments	9,805	9,054
Property, Plant and Equipment, Net	122,363	78,185
Deferred Income Taxes, Net	42,698	34,062
Other Assets	3,110	2,489

Total	$423,172	$358,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$62,200	$48,079
Borrowing under Revolving Credit Line	30,000	—
Other Current Liabilities	19,444	24,278
Insurance Advances, Net	102,899	63,879

Total Current Liabilities	214,543	136,236
Long-Term Debt	—	—
Deferred Employee Benefits and Other Liabilities	77,947	78,459
Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized,	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,212,042 and 11,964,927 Shares Issued and Outstanding at March 31, 2009 and September 30, 2008	127,594	125,992
Retained Earnings	39,074	53,823
Accumulated Other Comprehensive Loss	(35,986)	(35,745)

Total Shareholders’ Equity	130,682	144,070

Total	$423,172	$358,765

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$124,302	$145,222	$232,950	$360,727

Cost of Sales (includes depreciation of $2,420,000 and $2,968,000 for the three months and $4,711,000 and $5,776,000 for the six months ended March 31, 2009 and 2008, respectively)	(130,124)	(143,005)	(241,742)	(344,315)
Selling, General and Administrative Expense (includes depreciation of $504,000 and $719,000 for the three months and $1,090,000 and $1,432,000 for the six months ended March 31, 2009 and 2008, respectively)	(10,439)	(12,095)	(22,021)	(22,692)
Refinery Explosion Related Charges, Net	(4,933)	(12,065)	(8,186)	(12,065)
Gain on Litigation Settlement	—	—	16,148	—

Operating Loss	(21,194)	(21,943)	(22,851)	(18,345)
Interest Expense	(442)	(419)	(863)	(855)
Interest Income	71	726	324	1,644
Other Income, Net	952	142	1,968	12,411

Loss from Continuing Operations Before Income Tax	(20,613)	(21,494)	(21,422)	(5,145)
Benefit for Income Taxes	8,035	5,963	8,264	1,877

Net Loss from Continuing Operations	(12,578)	(15,531)	(13,158)	(3,268)
Income from Discontinued Operations, Net	—	—	644	—

Net Loss	$(12,578)	$(15,531)	$(12,514)	$(3,268)

Basic and Diluted Loss per Share of Common Stock:
Loss from Continuing Operations	$(1.07)	$(1.33)	$(1.12)	$(0.28)
Income from Discontinued Operations	—	—	0.05	—

Net Loss	$(1.07)	$(1.33)	$(1.07)	$(0.28)

Weighted Average Shares Outstanding:
Basic	11,719,651	11,650,870	11,701,424	11,634,770

Diluted	11,719,651	11,650,870	11,701,424	11,634,770

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2009	2008
	(In Thousands of Dollars)
Operating Activities:
Net Loss	$(12,514)	$(3,268)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Insurance Recoveries Recognized	(20,978)	(15,915)
Refinery Explosion Related Impairment Charges	—	10,531
Advances from Insurance Carriers	60,000	3,469
Depreciation	5,801	7,208
Deferred Income Taxes	(7,893)	(820)
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Loss	4,007	3,096
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	(4,536)	(1,413)
Gain (Loss) on Sale of Assets	(464)	388
Income from Discontinued Operations	(644)	—
Non-Cash Portion of Stock-Based Compensation	1,347	1,178
Equity Earnings in Unconsolidated Subsidiaries	(1,272)	(1,000)
Excess Tax Benefits from Stock-Based Compensation	—	(454)
Other	112	39
Changes in Operating Assets and Liabilities:
Accounts Receivable	(337)	26,257
Income Tax Receivable	12,704	—
Inventories	(29,561)	25,714
Prepaid Expenses and Other Assets	3,551	3,189
Accounts Payable—Trade	10,145	(33,392)
Other Liabilities	(6,151)	886

Net Cash Provided By Operations	13,317	25,693

Net Cash Provided By Discontinued Operations	1,015	—

Net Cash Provided by Operations	14,332	25,693

Investing Activities:
Capital Expenditures	(46,001)	(4,590)
Advances from Insurance Carriers	—	10,531
Investment in Marketable Securities	—	(193,402)
Proceeds from Maturity of Marketable Securities	—	205,852
Proceeds from Sale of Marketable Securities	7,500	512
Proceeds from Sale of Assets	538	—
Other	(169)	(304)

Investing Cash Flow	(38,132)	18,599

Financing Activities:
Borrowing under Revolving Credit Line	30,000	—
Repayment of Long-Term Debt	—	(1,500)
Issuance of Common Stock	79	56
Cash Dividends	(1,847)	(31,014)
Excess Tax Benefits from Stock-Based Compensation	—	454
Other	(11)	(103)

Financing Cash Flow	28,221	(32,107)

Increase in Cash and Cash Equivalents	4,421	12,185
Cash and Cash Equivalents, Beginning of Period	74,723	74,229

Cash and Cash Equivalents, End of Period	$79,144	$86,414

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$156	$638

Purchase of Property, Plant and Equipment on Account	$3,976	$—

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2009

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2008	11,964,927	$125,992	$53,823	$(35,745)	$144,070
Comprehensive Loss:
Net Loss	—	—	(12,514)	—	(12,514)
Foreign Currency Translation Adjustment (Net of Tax of $85,000)	—	—	—	(143)	(143)
Change in Unrealized Securities Gains (Net of Tax of $1,000)	—	—	—	1	1
Change in Derivative Fair Value (Net of Tax of $1,688,000)	—	—	—	(2,847)	(2,847)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $1,491,000)	—	—	—	2,515	2,515

Total Comprehensive Loss	—	—	—	—	(12,988)
Adjustments to Apply FAS 158 Measurement Date Change for Pension and Other Postretirement Benefits (Net of Tax of $126,000)	—	—	(629)	233	(396)
Dividends ($0.14 per share)	—	—	(1,606)	—	(1,606)
Stock Options Exercised and Restricted
Stock Grants	247,115	1,602	—	—	1,602

Balance March 31, 2009	12,212,042	$127,594	$39,074	$(35,986)	$130,682

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its wholly-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products.

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

2. REFINERY EXPLOSION RELATED CHARGES

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. The Company is rebuilding the damaged portions of the facility, and based on construction estimates received thus far, the Company expects to begin bulk sugar production in mid-June 2009 and to complete the restoration of packaging capabilities in the fall of 2009.

Charges and insurance recoveries recognized in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009	Three and Six Months Ended March 31, 2008	February 7, 2008 to March 31, 2009
Property, plant and equipment impairment	$—	$—	$10,531	$12,975
Inventory destroyed or damaged	202	457	5,394	7,209
Cost incurred as a result of the event:
Legal and consulting	5,490	7,025	2,832	14,750
Cleanup and repairs	2,240	8,664	757	16,944
Demolition	412	1,300	80	4,335
Loss on raw sugar contract	—	—	2,138	1,128
Emergency services and site security	—	—	791	1,288
Provision for OSHA fine	—	—	—	3,500
Other	328	901	1,653	4,311
Continuing refinery payroll cost	5,562	10,817	3,304	25,574
Deductibles accrued on liability policies	—	—	500	500

Total charges	14,234	29,164	27,980	92,514
Insurance recoveries recognized	(9,301)	(20,978)	(15,915)	(57,101)

Net charges	$4,933	$8,186	$12,065	$35,413

Insurance advances, net are as follows (in thousands):

	March 31, 2009	September 30, 2008
Insurance advances received	$160,000	$100,000
Insurance recoveries recognized	(57,101)	(36,121)

Insurance advances, net	$102,899	$63,879

The Company has property damage insurance, which provides replacement cost coverage for the affected facilities. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. Insurance recoveries that are deemed probable and are reasonably estimable have been recognized in the consolidated statements of operations to the extent of the related losses. Recoveries which are possible, but not yet probable and reasonably estimable, have not been recognized. The Company has provided preliminary claims information for property damage, incurred costs and business interruption coverage and is in discussions with the insurers about those claims. Since February 7, 2008 the Company has incurred $92.5 million of refinery explosion related charges and has recorded $57.1 million of recoveries against such charges. Of the remaining $35.4 million net charges, the Company estimates that insurance recoveries for property damage and incurred costs which are possible, but not yet probable and therefore are not recognized at March 31, 2009, are approximately $5 million.

Insurance recoveries that result in gains will be recognized only when realized. The Company estimates that business interruption claims for lost income for the period from February 7, 2008 through March 31, 2009 will total approximately $45 million to $55 million. Business interruption recoveries will be recognized in revenues upon settlement with the insurance carriers. No business interruption claim periods have yet been settled.

The Company’s property insurance policy provides for replacement cost coverage for destroyed property, if replaced within a two-year period. Based on construction estimates received to date, the Company estimates that the replacement cost of the destroyed buildings and equipment is in the range of $200 million to $220 million, compared to the $13.0 million net book value recognized as impaired in fiscal 2008. Accordingly, the Company expects to recognize a substantial gain in future periods when the property claims are settled. Such gain will not be recognized for tax purposes to the extent the Company made elections under the involuntary conversion rules of the Internal Revenue Code, if the insurance proceeds are reinvested in replacement property within a specified period of time. The replacement cost will establish a new basis in the assets for financial reporting purposes, which will result in higher depreciation charges in future years. The tax basis in the replaced assets will be reduced by the amount of the gain not recognized under the involuntary conversion rules.

Since the February 7, 2008 accident the Company has received advances totaling $160 million. As of April 30, 2009, the Company had $30 million of outstanding loans under the Revolver, and had in excess of $63 million in cash and cash equivalents after capital expenditures totaling $66.8 million for the reconstruction project.

3. CONTINGENCIES

The Company is party to a number of claims, including forty-one lawsuits brought on behalf of thirty-seven employees or their families and fourteen third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge of $0.5 million for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for fiscal 2008.

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

OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company has contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters have been assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. Trial dates for administrative law hearings have been set for May and June 2010.

The contest of the OSHA citations is in the early stages and the Company is unable to predict the final outcome of this matter with certainty. The Company believes that it is probable that it will incur a loss in the range of $3.5 million to $8.8 million and, accordingly, recorded a liability in the consolidated financial statements for $3.5 million, the lower end of the range of estimates. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes.

On July 31, 2008, the Board of Directors received a letter from an attorney representing a stockholder of the Company requesting, among other things, that the Board cause an independent investigation to be made with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers, directors and employees relating to the February 7, 2008 explosion at the Company’s refinery in Port Wentworth, Georgia. On October 2, 2008, the Board received a similar letter on behalf of another stockholder requesting that the Company commence legal actions against specified officers and directors. The Board of Directors established a committee of independent and disinterested directors on October 23, 2008 with full authority to investigate and address the allegations contained in the stockholder letters described above.

On January 16, 2009, one of such stockholders filed a derivative action in the District Court of Harris County, Texas against twelve current and former directors and officers of the Company and named the Company as a nominal defendant. The action, entitled Delaney v. Sheptor, et al., Cause No. 2009-03145 (Dist. Ct. Tex.), asserts a claim of breach of fiduciary duty against defendants in connection with the February 2008 explosion at the Port Wentworth facility and seeks unspecified damages on behalf of the Company. The action has been stayed pending completion of the investigation by the committee of independent and disinterested directors.

On September 26, 2008, an officer of the Company filed a complaint with OSHA alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act and the Occupational Safety and Health Act in connection with the officer’s cooperation with the OSHA and CSB investigations of the Port Wentworth refinery explosion. The Company has provided information to OSHA in connection with the complaint for purposes of its investigation, and the Company is cooperating in this investigation. Effective January 15, 2009, the officer voluntarily resigned his employment to pursue other interests, and settled and released all claims against the Company. OSHA has dismissed the former officer’s complaint.

In January 2009 the Company was notified by its workers compensation liability insurance carrier that it anticipates charging the Company approximately $6.4 million as a result of certain loss-based assessments the carrier expected to receive from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”). The Company’s insurance contract provides that it reimburse the carrier for such SITF assessments. The Company is currently investigating the method by which such potential assessments would be computed and whether possible abatement or deferral actions may be available. The Company is unable to determine the amount of its ultimate liability for this proposed assessment.

Additionally, the Company is party to litigation and claims, which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position or cash flows. In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance.

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

The Company along with other sugar industry participants was party to a lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement and has reported a gain on litigation settlement.

4. STOCK-BASED COMPENSATION

During the six months ended March 31, 2009, the Company granted 251,771 shares of performance-based restricted stock to employees with a weighted average grant date fair value of $7.58 per share. These shares will vest over periods ranging from of 30 to 48 months. Additionally, during the six month period ended March 31, 2009, the Company granted 38,000 restricted stock units (RSU’s) to non-employee directors with a weighted average grant date fair value of $10.53 per unit. The RSU’s vest six months from the termination of board service, but no earlier than two years from the date of grant. During the six month period ended March 31, 2009, 46,659 shares of restricted stock vested, with a fair value of $462,000.

Options to purchase 11,667 shares of the Company’s common stock with a weighted-average exercise price per share of $6.78 were exercised during the six month period ended March 31, 2009. Cash received from the exercise of stock options was $79,000 and the total intrinsic value of options was $72,000.

5. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share for the three months and six months ended March 31, 2009 and 2008 (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Loss from Continuing Operations	$(12,578)	$(15,531)	$(13,158)	$(3,268)

Average Shares Outstanding	11,719,651	11,650,870	11,701,424	11,634,770

Basic and Diluted EPS – Continuing Operations	$(1.07)	$(1.33)	$(1.12)	$(0.28)

Income from Discontinued Operations	$—	$—	$644	$—

Average Shares Outstanding	11,719,651	11,650,870	11,701,424	11,634,770

Basic and Diluted EPS – Discontinued Operations	$0.00	$0.00	$0.05	$0.00

Net Loss	$(12,578)	$(15,531)	$(12,514)	$(3,268)

Average Shares Outstanding	11,719,651	11,650,870	11,701,424	11,634,770

Basic and Diluted EPS—Net Loss	$(1.07)	$(1.33)	$(1.07)	$(0.28)

No assumed exercises of employee stock options or issuances of nonvested restricted stock was included in the computation of diluted earnings per share for the three and six months ended March 31, 2009 and 2008 because doing so would have an antidilutive effect on the computation of diluted loss per share. The computations exclude 651,929 and 355,024 antidilutive securities for the six months ended March 31, 2009 and 2008, respectively.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Pension Plans
Service Cost	$263	$266	$525	$532
Interest Cost	3,273	3,077	6,546	6,154
Expected Return on Plan Assets	(2,908)	(2,911)	(5,816)	(5,821)
Amortization of Prior Service Cost	30	31	61	61
Recognized Actuarial Loss	370	347	740	694

Total Net Periodic Benefit Costs	$1,028	$810	$2,056	$1,620

Postretirement Benefits Other than Pension Plans
Service Cost	$2	$3	$5	$7
Interest Cost	149	147	297	293
Amortization of Prior Service Cost	(398)	(399)	(797)	(797)
Recognized Actuarial Loss	97	107	195	213

Total Net Periodic Benefit Costs (Income)	$(150)	$(142)	$(300)	$(284)

Pension plan contributions, which are based on regulatory requirements, were $2.6 million and $0.4 million during the six months ended March 31, 2009 and 2008, respectively. Contributions during the remainder of fiscal 2009 are expected to be approximately $6.4 million.

7. OTHER INCOME

Other income included the following (in thousands of dollars):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Equity Earnings in investment in
Comercializadora Santos Imperial S. de R.L. de C.V.	$667	$138	$773	$324
Wholesome Sweeteners, Inc.	172	355	499	676
Distributions from cost basis fuel terminal partnership	—	—	147	11,423
Gain (loss) on securities	—	(339)	388	(166)
Other	113	(12)	161	154

Total	$952	$142	$1,968	$12,411

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net Sales	$71,192	$36,639	$155,192	$52,565
Gross Profit	5,769	3,964	10,386	8,033
Net Income	1,952	1,041	2,939	2,128

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 currently applies to all financial assets and liabilities and to non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. For all other non-financial assets and liabilities, SFAS 157 will be effective October 1, 2009. The provisions of SFAS 157 apply to other accounting pronouncements that require or permit fair value accounting. SFAS 157 defines fair value, expands disclosure requirements regarding fair value and specifies a hierarchy for ranking the quality and reliability of inputs to valuation techniques used to measure fair value. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories based on the inputs to fair value measurement:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

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

In accordance with SFAS 157, the following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of March 31, 2009 (in thousands of dollars):

	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
Natural Gas and Raw Sugar Futures Contracts	$1,059	—	—	$(1,059)	—
Marketable Securities	313	—	—	—	$313
Current Liabilities:
Natural Gas and Raw Sugar Futures Contracts	3,394	—	—	(3,394)	—

9. DERIVATIVE INSTRUMENTS

We use raw sugar futures and options in our raw sugar purchasing programs and natural gas futures and options to hedge natural gas purchases used in our manufacturing operations. Additionally, we periodically use derivatives to manage interest rate and foreign currency exchange risk. Our objective in the use of derivative instruments is to mitigate commodity price, interest rate or foreign currency exchange risk. Our derivatives hedging activity is supervised by a senior risk management committee which monitors and reports compliance with our risk management policy to the Audit Committee of the Board of Directors.

Historically, the majority of our industrial sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts. Substantially all of our purchases of domestic raw sugar and raw sugar quota imports are priced based upon the New York Board of Trade (NYBOT) Sugar No. 14 or No. 16 futures contract. We use these futures contracts to price our physical domestic and raw sugar quota purchase commitments. Certain of these derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the NYBOT Sugar No. 11 futures contract. We use these futures contracts to price our world raw purchase commitments: however, these derivative instruments are not designated as cash flow hedges. Additionally we receive short raw sugar futures contracts from certain raw sugar suppliers that are used as pricing mechanisms which are not designated as hedges. We have purchased domestic and world raw sugar futures contracts up to 8 months in advance of the physical purchase.

The pricing of our physical natural gas purchases generally is indexed to a spot market index and we use natural gas futures contracts traded on the New York Mercantile Exchange (NYMEX) to hedge the cost of natural gas purchased under these physical contracts. These derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. Additionally, we utilize natural gas futures which are not designated as cash flow hedges to manage the remaining commodity price risk above the volume of derivatives designated as cash flow hedges. We have purchased natural gas futures contracts up to 12 months in advance of the physical purchase of natural gas.

For derivative instruments that qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses that result from the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur are recognized in current earnings. Gains and losses on derivatives representing hedge ineffectiveness are recognized in current earnings. Gains and losses on derivatives not designated as hedges are recognized in current earnings. We do not engage in trading activity with derivatives.

At March 31, 2009 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	902,720	—	730,000
Not Designated	838,880	147,840	30,000

All of our commodity contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company does have $1.8 million recorded on the balance sheet for cash held on deposit in margin accounts at March 31, 2009 for the net futures positions above. At March 31, 2009 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. The table below shows the location and amounts in the consolidated balance for derivative instruments (in thousands):

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 14 domestic sugar futures contracts	Cash Flow	610	(610)	—
No. 14 domestic sugar futures contracts	Not Designated	591	(591)	—
Natural Gas	Not Designated	—	—	—
Current Liabilities:
No. 14 domestic sugar futures contracts	Cash Flow	88	(88)	—
No. 14 domestic sugar futures contracts	Not Designated	694	(694)	—
No. 11 world sugar futures contracts	Not Designated	80	(80)	—
Natural Gas	Cash Flow	2,674	(2,674)	—

The impact of commodity contracts on the consolidated income statement for the three and six months ended March 31, 2009 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended March 31, 2009
		Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales (1)	$615	$—	$2,187
Cash Flow	Accumulated other comprehensive loss	(443)	—	1,628
Not Designated	Cost of Sales	2,888	(546)	95

(1)	Amounts were reclassified from accumulated other comprehensive income.

Hedge Designation	Income Statement Line Item	Six Months Ended March 31, 2009
		Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales (1)	$289	$—	$3,718
Cash Flow	Accumulated other comprehensive loss	814	—	3,722
Not Designated	Cost of Sales	2,776	707	269

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $0.3 million of gains and $3.6 million of losses on cash flow hedges for domestic raw sugar futures and natural gas, respectively, are expected to be reclassified to earnings over the next twelve months.

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

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which represents approximately 60% of our refined sugar capacity. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. Demolition efforts at the site have been completed and the rebuilding effort is underway. The Company expects to begin bulk sugar production in mid June 2009 with the complete restoration of packaging capabilities in the fall of 2009.

Results of Operations

Three Months and Six Months Ended March 31, 2009 compared to Three Months and Six Months Ended March 31, 2008

In the current quarter, we reported a loss from continuing operations of $12.6 million or $1.07 per diluted share, compared to a loss of $15.5 million or $1.33 per diluted share during the second fiscal quarter of the prior year. For the six months of the current year, we reported a loss from continuing operations of $13.2 million or $1.12 per diluted share, compared to a loss of $3.3 million or $0.28 per diluted share last year. Refinery explosion related charges (as described in Note 2 to the Consolidated Financial Statements) resulted in net pre-tax charges of $4.9 million in the current quarter and $8.2 million in the current year as compared to $12.1 million for the second quarter and six months ended last year. We discuss these and other factors in more detail below. These results do not include any recoveries for lost income under the business interruption portion of the Company’s property insurance policy.

Sugar sales comprise approximately 97% of our net sales. Sugar sales volumes and prices were:

	Three Months Ended March 31,				Six Months Ended March 31,
	2009		2008		2009		2008
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales (1):
Industrial	1,868	$31.10	2,122	$29.09	3,058	$30.81	4,948	$29.53
Consumer	973	37.69	1,230	34.68	2,143	38.05	3,503	35.36
Distributor	685	34.56	921	29.98	1,322	34.38	2,031	30.64

Domestic Sales	3,526	33.59	4,274	30.89	6,522	33.91	10,483	31.70
World Sales	106	25.21	394	20.93	226	24.62	783	21.03

Sugar Sales	3,632	$33.35	4,667	$30.05	6,748	$33.60	11,266	$30.96

(1)	The Company redefined its foodservice sales channel and began reporting sales as the distributor channel in fiscal 2009. The effect of this change, in general, was to move certain customers from the industrial channel to the distributor channel. Fiscal 2008 sales volumes and prices have been restated accordingly.

Net sales decreased 14.4% for the three months and 35.4% for the six months ended March 31, 2009, each compared to the same period in the prior year. Domestic sugar volumes decreased 17.5% for the quarter and 37.8% for the six-month period primarily due to the lost production volume from the Port Wentworth refinery, partially offset by sugar purchased from other producers. Domestic prices increased 8.7% for the quarter and 7.0% for the six-month period. Sugar produced from the domestic sugar beet crop harvested in the fall of 2008 is forecasted by the USDA to be 9.8% smaller than the prior year. This reduction in available supply has led to higher refined prices. Gross margin as a percentage of sales decreased to (4.7%) in the current quarter and (3.8%) in the current year as compared to 1.5% in the prior quarter and 4.5% in the prior year. The decline in gross margin percentage is primarily due to freight, manufacturing and raw sugar cost increases, partially offset by sales price increases.

A significant portion of industrial channel sales are made under fixed price forward sales contracts for generally up to a year, many of which are on a calendar year basis. As a result, industrial sales prices tend to lag market trends. The Company continues to fulfill lower-priced contracts which existed at the time of the Port Wentworth explosion in February 2008, dampening the effect of higher prices in the current year.

Our cost of domestic raw cane sugar increased from $20.66 per cwt (on a raw market basis) for the prior year quarter to $21.82 per cwt for the current quarter. For the six month periods, raw cane sugar cost increased from $20.78 per cwt for the first six months of last fiscal year to $21.75 for the same period this year. The higher domestic raw cane sugar cost decreased our gross margin percentage by 2.2% for the three months and 2.0% for the six months ended March 31, 2009. We expect that domestic raw sugar costs for the balance of fiscal 2009 will continue at levels higher than the prior year. Margins on world sugar sales positively impacted gross margin percentage by 0.6% for the quarter and negatively impacted gross margin by 0.1% for the six months.

During the quarter ended March 31, 2009, we incurred costs to defer or cancel raw sugar purchase commitments to balance our raw sugar supply for the Port Wentworth refinery to the expected refinery requirements for the restart of production now projected for mid-June 2009. These additional costs reduced our gross margin percentage by 2.3% for the quarter and 1.2% for the six months ended March 31, 2009.

Energy costs per cwt were higher than the prior year due to a negative change in the mix of energy sources caused by the curtailment of sugar production in Port Wentworth, as well as higher natural gas prices. Higher energy costs reduced gross margin as a percent of sales by 1.4% for the quarter and 2.0% for the six months ended March 31, 2009. The Port Wentworth refinery utilizes lower priced coal as its primary energy source while the Gramercy refinery exclusively uses natural gas. Natural gas usage increased to 100% of the total energy usage in fiscal 2009 as a result of the Port Wentworth refinery not operating compared to 75% and 63% in the three and six month periods of the prior year. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity increased to $8.94 per mmbtu in the current quarter and $9.39 per mmbtu for the six months as compared to $8.49 and $7.99 per mmbtu for the same periods last year.

	Three Months Ended March 31,				Six Months Ended March 31,
	2009		2008		2009		2008
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)
Natural Gas	608	$8.94	591	$8.49	1,180	$9.39	1,218	$7.99
Coal	—	—	193	3.69	—	—	705	3.66
Fuel Oil	—	—	—	—	—	—	1	7.40

Total	608	$8.94	784	$7.31	1,180	$9.39	1,924	$6.40

We have purchased or hedged approximately 85% of our expected natural gas requirements for fiscal 2009 at prices lower than fiscal 2008 levels. If the balance of our anticipated natural gas purchases were priced in the futures market on April 24, 2009, our natural gas costs would average $7.99 per mmbtu for fiscal 2009.

Gross margin continues to be negatively impacted by higher transportation costs. Increased distances on deliveries to customer locations caused by servicing Port Wentworth-based customers, as well as higher freight rates and rail fleet costs, have had an adverse effect on our transportation costs reducing gross margin percentage by 2.9% for the quarter and 3.4% for the six months ended March 31, 2009. Increased distances to customers as well as a shift in the delivery mix accounted for 2.3% of the gross margin reduction for the quarter and 2.5% for the six month period. Higher freight rates drove the remaining 0.6% gross margin change for the quarter and 0.9% for the six month period.

Manufacturing costs increased over the prior year due to start-up costs at the Port Wentworth refinery for limited liquid sugar production which started in November 2008 and ended in early February 2009. The Port Wentworth refinery attempted to produce liquid sugar without the normal crystallization facility, but was unable to produce liquid sugar at costs which were commercially acceptable. Continuing fixed costs in Port Wentworth, as well as maintenance, safety and labor costs in Gramercy also increased manufacturing costs over last year. Gross margin percentage was reduced by 5.6% for the quarter and 5.1% for the year as a result of these increased costs.

Selling, general and administrative expense decreased $1.7 million for the quarter compared to the same period in the prior year primarily due to decreased incentive compensation costs. Selling, general and administrative expense decreased $0.7 million for the six months ended March 31, 2009 primarily due to decreased incentive compensation costs offset by higher employee related benefits and other costs.

We incurred costs related to the refinery accident of $14.2 million in the quarter and $29.2 million for the year and have accrued insurance recoveries totaling $9.3 million and $21.0 million for the same periods, resulting in a net charge to operations of $4.9 million for the quarter and $8.2 million for the year. Details of the costs incurred and the status of insurance recoveries is provided in Note 2 to the Consolidated Financial Statements.

The Company along with other sugar industry participants was party to a lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement which was recorded as a gain on litigation settlement in the quarter ended December 31, 2008.

As a result of the foregoing, operating loss was $21.2 million for the quarter and $22.9 million for the year compared to operating loss of $21.9 million in the prior year quarter and $18.3 million for the prior year.

Other income included the following (in thousands of dollars):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Equity earnings in investment in:
Comercializadora Santos Imperial S. de R.L. de C.V.	$667	$138	$773	$324
Wholesome Sweeteners, Inc.	172	355	499	676
Distributions from cost basis fuel terminal partnership	—	—	147	11,423
Gain (loss) on sale of securities	—	(339)	388	(166)
Other	113	(12)	161	154

Total	$952	$142	$1,968	$12,411

We have estimated a combined federal and state income tax rate of 38.6% for the six months ended March 31, 2009 compared to 36.5% in the same period last year. The increase in the effective tax rate is primarily attributable to the impact of equity earnings in our Mexican joint venture.

Income from discontinued operations is a result of the resolution of pre-disposal contingencies.

Liquidity and Capital Resources

We are currently rebuilding the portion of the Port Wentworth refinery damaged or destroyed in the industrial accident in February 2008. The Company has property damage insurance, which provides replacement cost coverage for affected facilities. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. The combined policy coverage for property damage and business interruption is subject to deductibles and a number of exclusions and sub-limits, as well as an overall policy limit of $350 million per event. Based on construction estimates received to date, the Company believes its insurance coverage is adequate to provide for the replacement of the damaged facilities at the Port Wentworth refinery, estimated in the range of $200 million to $220 million. Through March 31, 2009, we have received advances on our property insurance claims totaling $160 million.

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

At March 31, 2009, the Company had cash and cash equivalents of $79.5 million. Additionally, the Company has a revolving credit agreement with Bank of America, N.A. (the “Revolver”) which provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans. At March 31, 2009, we had $30.0 million of outstanding borrowings and had the capacity under the borrowing base formula to borrow an additional $59.3 million against inventory and receivables, after deducting outstanding letters of credit totaling $5.9 million.

We believe that our available liquidity and capital resources, including insurance recoveries, cash balances and existing revolving credit agreement, are sufficient to meet our operating and capital needs, including estimated reconstruction costs and ongoing capital improvements, during the period required to restore production capabilities at the Port Wentworth refinery. As a result, the Company does not anticipate the need to access the capital markets which are in an uncertain state at this time.

As of April 30, 2009, we had outstanding revolver borrowings of $30 million, undrawn available revolver capacity of $64.0 million and $63.0 million of cash and cash equivalents after $66.8 million of spending on the Port Wentworth rebuild.

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

In addition, in the event that our quarterly average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity for the four fiscal quarters then most recently ended, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for the quarter ended March 31, 2009 was $83 million.

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

Our capital expenditures for the six months ended March 31, 2009 were $50.0 million including $46.2 million relating to the Port Wentworth refinery rebuild. As of March 31, 2009, we have expended $54.5 million on the Port Wentworth rebuild project. Capital expenditures in fiscal 2009, excluding the Port Wentworth rebuild, are expected to total between $15 million and $20 million, related primarily to normal equipment replacement, product quality and safety improvements.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of March 31, 2009.

Expected Maturity Fiscal 2009
Domestic Futures Contracts (net positions):
Contract Volumes (cwt)	1,742,000
Weighted Average Contract Price (per cwt)	$21.16
Contract Amount	$36,858,000
Weighted Average Fair Value (per cwt)	$21.40
Fair Value	$37,278,000

Expected Maturity Fiscal 2009
World Futures Contracts (long positions):
Contract Volumes (cwt)	147,840
Weighted Average Contract Price (per cwt)	$13.21
Contract Amount	$1,953,000
Weighted Average Fair Value (per cwt)	$12.67
Fair Value	$1,873,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of March 31, 2009.

	Expected Maturity Fiscal 2009	Expected Maturity Fiscal 2010
Futures Contracts (long positions):
Contract Volumes (cwt)	700,000	60,000
Weighted Average Contract Price (per cwt)	$7.92	$5.77
Contract Amount	$5,542,000	$346,000
Weighted Average Fair Value (per cwt)	$4.09	$5.81
Fair Value	$2,866,000	$348,000

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a number of claims, including forty-one lawsuits brought on behalf of thirty-seven employees or their families and fourteen third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge of $0.5 million for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for fiscal 2008.

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

OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company has contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters have been assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. Trial dates for administrative law hearings have been set for May and June 2010.

The contest of the OSHA citations is in the early stages and the Company is unable to predict the final outcome of this matter with certainty. The Company believes that it is probable that it will incur a loss in the range of $3.5 million to $8.8 million and, accordingly, recorded a liability in the consolidated financial statements for $3.5 million, the lower end of the range of estimates. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes.

On July 31, 2008, the Board of Directors received a letter from an attorney representing a stockholder of the Company requesting, among other things, that the Board cause an independent investigation to be made with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers, directors and employees relating to the February 7, 2008 explosion at the Company’s refinery in Port Wentworth, Georgia. On October 2, 2008, the Board received a similar letter on behalf of another stockholder requesting that the Company commence legal actions against specified officers and directors. The Board of Directors established a committee of independent and disinterested directors on October 23, 2008 with full authority to investigate and address the allegations contained in the stockholder letters described above.

On January 16, 2009, one of such stockholders filed a derivative action in the District Court of Harris County, Texas against twelve current and former directors and officers of the Company and named the Company as a nominal defendant. The action, entitled Delaney v. Sheptor, et al., Cause No. 2009-03145 (Dist. Ct. Tex.), asserts a claim of breach of fiduciary duty against defendants in connection with the February 2008 explosion at the Port Wentworth facility and seeks unspecified damages on behalf of the Company. The action has been stayed pending completion of the investigation by the committee of independent and disinterested directors.

On September 26, 2008, an officer of the Company filed a complaint with OSHA alleging discriminatory employment practices in violation of the Sarbanes-Oxley Act and the Occupational Safety and Health Act in connection with the officer’s cooperation with the OSHA and CSB investigations of the Port Wentworth refinery explosion. The Company has provided information to OSHA in connection with the complaint for purposes of its investigation, and the Company is cooperating in this investigation. Effective January 15, 2009, the officer voluntarily resigned his employment to pursue other interests, and settled and released all claims against the Company. OSHA has dismissed the former officer’s complaint.

In January 2009 the Company was notified by its workers compensation liability insurance carrier that it anticipates charging the Company approximately $6.4 million as a result of certain loss-based assessments the carrier expected to receive from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”). The Company’s insurance contract provides that it reimburse the carrier for such SITF assessments. The Company is currently investigating the method by which such potential assessments would be computed and whether possible abatement or deferral actions may be available. The Company is unable to determine the amount of its ultimate liability for this proposed assessment.

Additionally, the Company is party to litigation and claims, which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position or cash flows. In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates and, in some cases, may be deducted from the related escrow balance.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Principal Financial Officer.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: May 6, 2009	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No.	Document
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.