Form 10-Q
period 2009-06-30
IMPERIAL SUGAR CO /NEW/
filed 2009-08-05
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2009, there were 12,208,979 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, Port Wentworth construction costs, timelines and operational restart dates, future expenses and liabilities arising from the Port Wentworth refinery incident, future insurance recoveries, future actions regarding the Louisiana Sugar Refining, LLC venture, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations and capital investment programs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, unforeseen engineering, construction and equipment delays, regulatory or third party inspections and approvals, results of insurance negotiations, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions, negotiations regarding the Louisiana Sugar Refining, LLC venture and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I—FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	September 30, 2008
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$73,932	$74,723
Marketable Securities	310	7,425
Accounts Receivable, Net	30,957	28,464
Income Tax Receivable	—	12,704
Inventories:
Finished Products	18,347	39,349
Raw and In-Process Materials	84,502	49,631
Supplies	11,663	10,968

Total Inventory	114,512	99,948
Prepaid Expenses and Other Current Assets	8,994	11,711

Total Current Assets	228,705	234,975
Other Investments	11,011	9,054
Property, Plant and Equipment, Net	168,220	78,185
Deferred Income Taxes, Net	48,386	34,062
Other Assets	3,229	2,489

Total	$459,551	$358,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$43,811	$48,079
Borrowing under Revolving Credit Line	60,000	—
Other Current Liabilities	23,561	24,278
Insurance Advances, Net	136,000	63,879

Total Current Liabilities	263,372	136,236
Long-Term Debt	—	—
Deferred Employee Benefits and Other Liabilities	74,776	78,459
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized,	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,208,979 and 11,964,927 Shares Issued and Outstanding at June 30, 2009 and September 30, 2008	128,111	125,992
Retained Earnings	28,354	53,823
Accumulated Other Comprehensive Loss	(35,062)	(35,745)

Total Shareholders’ Equity	121,403	144,070

Total	$459,551	$358,765

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$142,291	$106,887	$375,241	$467,614
Cost of Sales (includes depreciation of $2,826,000 and $2,822,000 for the three months and $7,487,000 and $8,598,000 for the nine months ended June 30, 2009 and 2008, respectively)	(141,987)	(111,893)	(383,729)	(456,208)
Selling, General and Administrative Expense (includes depreciation of $457,000 and $725,000 for the three months and $1,547,000 and $2,157,000 for the nine months ended June 30, 2009 and 2008, respectively)	(10,932)	(11,022)	(32,953)	(33,714)
Refinery Explosion Related Charges, Net	(6,196)	(5,207)	(14,382)	(17,272)
Gain on Litigation Settlement	—	—	16,148	—

Operating Loss	(16,824)	(21,235)	(39,675)	(39,580)
Interest Expense	(545)	(289)	(1,408)	(1,144)
Interest Income	55	596	379	2,240
Other Income, Net	1,059	819	3,027	13,230

Loss from Continuing Operations Before Income Tax	(16,255)	(20,109)	(37,677)	(25,254)
Benefit from Income Taxes	5,774	7,593	14,038	9,470

Net Loss from Continuing Operations	(10,481)	(12,516)	(23,639)	(15,784)
Income from Discontinued Operations, Net	—	—	644	—

Net Loss	$(10,481)	$(12,516)	$(22,995)	$(15,784)

Basic and Diluted Loss per Share of Common Stock:
Loss from Continuing Operations	$(0.89)	$(1.07)	$(2.01)	$(1.35)
Income from Discontinued Operations	—	—	0.05	—

Net Loss	$(0.89)	$(1.07)	$(1.96)	$(1.35)

Weighted Average Shares Outstanding:
Basic	11,740,261	11,680,076	11,714,370	11,649,673

Diluted	11,740,261	11,680,076	11,714,370	11,649,673

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2009	2008
	(In Thousands of Dollars)
Operating Activities:
Net Loss	$(22,995)	$(15,784)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Insurance Recoveries Recognized	(27,878)	(24,625)
Refinery Explosion Related Impairment Charges	—	11,269
Advances from Insurance Carriers	60,000	23,731
Depreciation	9,034	10,755
Deferred Income Taxes	(14,321)	(934)
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Loss	5,871	2,766
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	(5,068)	388
Gain (Loss) on Sale of Assets	(464)	388
Income from Discontinued Operations	(644)	—
Non-Cash Portion of Stock-Based Compensation	1,863	1,921
Equity Earnings in Unconsolidated Subsidiaries	(2,334)	(1,535)
Excess Tax Benefits from Stock-Based Compensation	—	(456)
Other	168	97
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,493)	8,517
Income Tax Receivable	12,704	—
Inventories	(14,564)	19,190
Prepaid Expenses and Other Assets	1,812	2,125
Accounts Payable—Trade	(4,867)	(24,693)
Other Liabilities	(5,011)	2,425

Net Cash Provided By Operations	(9,187)	15,545

Net Cash Provided By Discontinued Operations	1,015	—

Net Cash Provided by Operations	(8,172)	15,545

Investing Activities:
Capital Expenditures	(98,472)	(7,803)
Advances from Insurance Carriers	40,000	11,269
Investment in Marketable Securities	—	(193,402)
Proceeds from Maturity of Marketable Securities	—	205,852
Proceeds from Sale of Marketable Securities	7,500	512
Proceeds from Sale of Assets	538	—
Other	(169)	216

Investing Cash Flow	(50,603)	16,644

Financing Activities:
Borrowing under Revolving Credit Line	60,000	—
Repayment of Long-Term Debt	—	(1,500)
Issuance of Common Stock	79	56
Cash Dividends	(2,084)	(31,836)
Excess Tax Benefits from Stock-Based Compensation	—	456
Other	(11)	(103)

Financing Cash Flow	57,984	(32,927)

Decrease in Cash and Cash Equivalents	(791)	(738)
Cash and Cash Equivalents, Beginning of Period	74,723	74,229

Cash and Cash Equivalents, End of Period	$73,932	$73,491

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$395	$1,120

Purchase of Property, Plant and Equipment on Account	$599	$—

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2009

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2008	11,964,927	$125,992	$53,823	$(35,745)	$144,070
Comprehensive Loss:
Net Loss			(22,995)		(22,995)
Foreign Currency Translation Adjustment (Net of Tax of $31,000)				(52)	(52)
Change in Derivative Fair Value (Net of Tax of $1,898,000)				(3,170)	(3,170)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $2,199,000)				3,672	3,672

Total Comprehensive Loss					(22,545)
Adjustments to Apply FAS 158 Measurement Date Change for Pension and Other Postretirement Benefits (Net of Tax of $126,000)			(629)	233	(396)
Dividends ($0.16 per share)			(1,845)		(1,845)
Stock Options Exercised and Restricted
Stock Grants	244,052	2,119			2,119

Balance June 30, 2009	12,208,979	$128,111	$28,354	$(35,062)	$121,403

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its wholly-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 4, 2009, the filing date of this report on Form 10-Q. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 (SFAS 159) . SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option and as a result, there was not a material effect on its consolidated financial statements.

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

In December 2007, the FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will not have a material effect on the Company’s consolidated financial statements since the Company does not have existing minority interests.

In March 2008, the FASB issued FASB Staff Position (FSP) SFAS 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (FSP 132R-1). FSP 132R-1 amends SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits. The FSP is intended to provide users of employers’ financial statements with more informative disclosures about the nature and valuation of postretirement benefit plan assets. The disclosures on plan assets are effective for fiscal years ending after December 15, 2009.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140 (FAS 166) requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 will have on its financial position, results of operations, cash flow and disclosures.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The objective of this Statement is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact, if any, that SFAS 167 will have on its consolidated financial statements.

2. REFINERY EXPLOSION RELATED CHARGES

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. The Company is rebuilding the damaged portions of the facility. Liquid bulk sugar production began in late June 2009 and granulated bulk sugar production began in late July 2009. Based on construction estimates received thus far, the Company expects to complete the restoration of packaging capabilities in the fall of 2009.

Charges and insurance recoveries recognized in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008	February 7, 2008 to June 30, 2009
Property, plant and equipment impairment	$—	$—	$738	$11,269	$13,019
Inventory destroyed or damaged	103	560	380	5,773	7,312
Cost incurred as a result of the event:
Legal and consulting	5,358	12,383	2,506	5,338	20,108
Cleanup and repairs	1,644	10,308	3,135	3,893	18,588
Demolition	126	1,382	1,171	1,250	4,417
Loss (gain) on raw sugar contract	—	—	(893)	1,246	1,128
Emergency services and site security	—	—	385	1,177	1,288
Provision for OSHA fine	—	—	—	—	3,500
Other	179	1,124	888	2,540	4,489
Continuing refinery payroll cost	5,686	16,503	5,607	8,911	31,260
Deductibles accrued on liability policies	—	—	—	500	500

Total charges	13,096	42,260	13,917	41,897	105,609
Insurance recoveries recognized	(6,900)	(27,878)	(8,710)	(24,625)	(64,000)

Net charges	$6,196	$14,382	$5,207	$17,272	$41,609

Insurance advances, net are as follows (in thousands):

	June 30, 2009	September 30, 2008
Insurance advances received	$200,000	$100,000
Insurance recoveries recognized	(64,000)	(36,121)

Insurance advances, net	$136,000	$63,879

The Company has property damage insurance, which provides replacement cost coverage for the affected facilities. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. Insurance recoveries that are deemed probable and are reasonably estimable have been recognized in the consolidated statements of operations to the extent of the related losses. Recoveries which are possible, but not yet probable and reasonably estimable, have not been recognized. The Company has provided preliminary claims information for property damage, incurred costs and business interruption coverage and is in discussions with the insurers about those claims. Since February 7, 2008 the Company has incurred $105.6 million of refinery explosion related charges and has recorded $64.0 million of recoveries against such charges. Of the remaining $41.6 million net charges, the Company estimates that insurance recoveries for property damage and incurred costs which are possible, but not yet probable and therefore are not recognized at June 30, 2009, are approximately $5.0 million.

Insurance recoveries that result in gains will be recognized only when realized. The Company estimates that business interruption claims for lost income for the period from February 7, 2008 through June 30, 2009 will total approximately $60 million to $70 million. Business interruption recoveries will be recognized in revenues upon settlement with the insurance carriers. No business interruption claim periods have yet been settled.

The Company’s property insurance policy provides for replacement cost coverage for destroyed property, if replaced within a two-year period. Based on construction estimates received to date, the Company estimates that the replacement cost of the destroyed buildings and equipment is in the range of $210 million to $225 million, compared to the $13.0 million net book value recognized as impaired in fiscal 2008. Accordingly, the Company expects to recognize a substantial gain in future periods when the property claims are settled. Such gain will not be recognized for tax purposes to the extent the Company made elections under the involuntary conversion rules of the Internal Revenue Code, if the insurance proceeds are reinvested in replacement property within a specified period of time. The replacement cost will establish a new basis in the assets for financial reporting purposes, which will result in higher depreciation charges in future years. The tax basis in the replaced assets will be reduced by the amount of the gain not recognized under the involuntary conversion rules.

3. CONTINGENCIES

The Company is party to a number of claims, including forty-three lawsuits brought on behalf of thirty-eight employees or their families and twenty-seven third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company recorded a charge of $0.5 million for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for fiscal 2008.

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

In January 2009, the Company was notified by its workers compensation liability insurance carrier that it anticipates charging the Company approximately $6.4 million as a result of certain loss-based assessments the carrier expected to receive from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”). The Company’s insurance contract provides that it reimburse the carrier for such SITF assessments. The Company is currently investigating the method by which such potential assessments would be computed and whether possible abatement or deferral actions may be available. The Company is unable to determine the amount of its ultimate liability for this proposed assessment.

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

In connection with the sale of a subsidiary in 2002, the buyer assumed $18.5 million of industrial revenue bonds, with final maturity in 2025. The Company remains contingently liable for repayment of the bonds under a guaranty arrangement and does not believe that a liability is probable. The Company has recorded a non-current liability for the fair value of the guarantee.

The Company along with other sugar industry participants was party to a lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement and has reported a gain on litigation settlement.

4. STOCK-BASED COMPENSATION

During the nine months ended June 30, 2009, the Company granted 259,771 shares of performance-based restricted stock to employees with a weighted average grant date fair value of $7.56 per share. These shares will vest over periods ranging from of 30 to 48 months. Additionally, during the nine month period ended June 30, 2009, the Company granted 38,000 restricted stock units (RSU’s) to non-employee directors with a weighted average grant date fair value of $10.53 per unit. The RSU’s vest six months from the termination of board service, but no earlier than two years from the date of grant. During the nine month period ended June 30, 2009, 47,034 shares of restricted stock vested, with a fair value of $465,000.

Options to purchase 11,667 shares of the Company’s common stock with a weighted-average exercise price per share of $6.78 were exercised during the nine month period ended June 30, 2009. Cash received from the exercise of stock options was $79,000 and the total intrinsic value of options was $72,000.

5. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share for the three months and nine months ended June 30, 2009 and 2008 (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Loss from Continuing Operations	$(10,481)	$(12,516)	$(23,639)	$(15,784)

Average Shares Outstanding	11,740,261	11,680,076	11,714,370	11,649,673

Basic and Diluted EPS—Continuing Operations	$(0.89)	$(1.07)	$(2.01)	$(1.35)

Income from Discontinued Operations	$—	$—	$644	$—

Average Shares Outstanding	11,740,261	11,680,076	11,714,370	11,649,673

Basic and Diluted EPS—Discontinued Operations	$—	$—	$0.05	$—

Net Loss	$(10,481)	$(12,516)	$(22,995)	$(15,784)

Average Shares Outstanding	11,740,261	11,680,076	11,714,370	11,649,673

Basic and Diluted EPS—Net Loss	$(0.89)	$(1.07)	$(1.96)	$(1.35)

No assumed exercises of employee stock options or issuances of nonvested restricted stock was included in the computation of diluted earnings per share for the three and nine months ended June 30, 2009 and 2008 because doing so would have an antidilutive effect on the computation of diluted loss per share. The computations exclude 636,823 and 376,318 antidilutive aggregate of unexercised stock options and nonvested restricted stock for the nine months ended June 30, 2009 and 2008, respectively.

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

Assets:	Before Application of FAS 158	Adjustments	After Application of FAS 158
Deferred Income Taxes, Net	34,062	213	34,275

Liabilities and Shareholders Equity:
Deferred Employee Benefits and Other Liabilities	78,459	609	79,068
Retained Earnings	53,823	(629)	53,194
Accumulated Other Comprehensive Loss	35,745	(233)	35,512

The components of net periodic benefit costs for the three months and nine months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Pension Plans
Service Cost	$269	$436	$794	$968
Interest Cost	3,171	3,077	9,717	9,231
Expected Return on Plan Assets	(2,977)	(2,910)	(8,793)	(8,731)
Amortization of Prior Service Cost	31	31	92	92
Recognized Actuarial Loss	(384)	347	356	1,041

Total Net Periodic Benefit Costs	$110	$981	$2,166	$2,601

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$3	$8	$10
Interest Cost	140	147	437	440
Amortization of Prior Service Cost	(398)	(399)	(1,195)	(1,196)
Recognized Actuarial Loss	103	106	298	319

Total Net Periodic Benefit Costs (Income)	$(152)	$(143)	$(452)	$(427)

Pension plan contributions, which are based on regulatory requirements, were $5.2 million and $3.8 million during the nine months ended June 30, 2009 and 2008, respectively. Contributions during the remainder of fiscal 2009 are expected to be approximately $5.5 million.

7. OTHER INCOME

Other income included the following (in thousands of dollars):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Equity Earnings in investment in:
Comercializadora Santos Imperial S. de R.L. de C.V.	$816	$192	$1,589	$516
Wholesome Sweeteners, Inc.	246	343	745	1,019
Distributions from cost basis fuel terminal partnership	—	—	147	11,423
Gain (loss) on securities	—	267	388	101
Other	(3)	17	158	171

Total	$1,059	$819	$3,027	$13,230

The Company owns a 50 percent interest in Comercializadora Santos Imperial S. de R.L. de C.V. and a 50 percent interest in Wholesome Sweeteners, Inc. (increased from 45 percent in the same period last year). The Company reports its share of earnings in these investees on the equity method. Summarized combined financial information for the Company’s equity method investees includes the following (in thousands of dollars):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net Sales	$71,891	$67,449	$227,083	$120,014
Gross Profit	5,914	4,381	16,300	12,414
Net Income	2,210	1,146	5,149	3,274

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 currently applies to all financial assets and liabilities and to non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. For all other non-financial assets and liabilities, SFAS 157 will be effective October 1, 2009. The provisions of SFAS 157 apply to other accounting pronouncements that require or permit fair value accounting. SFAS 157 defines fair value, expands disclosure requirements regarding fair value and specifies a hierarchy for ranking the quality and reliability of inputs to valuation techniques used to measure fair value. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories based on the inputs to fair value measurement:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

•

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that are used to generate management’s best estimate of fair value.

The Company determines the fair value of natural gas and raw sugar futures contracts and marketable securities using quoted market prices for the individual securities.

In accordance with SFAS 157, the following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of June 30, 2009 (in thousands of dollars):

	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
Natural Gas and Raw Sugar Futures Contracts	$2,408	—	—	$(2,408)	—
Marketable Securities	310	—	—	—	$310
Current Liabilities:
Natural Gas and Raw Sugar Futures Contracts	1,334	—	—	(1,334)	—
Non-Current Assets:
Natural Gas and Raw Sugar Futures Contracts	24	—	—	(24)	—
Non-Current Liabilities:
Natural Gas and Raw Sugar Futures Contracts	109	—	—	(109)	—

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

Historically, the majority of our industrial sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts. Substantially all of our purchases of domestic raw sugar and raw sugar quota imports are priced based on the New York Board of Trade (NYBOT) Sugar No. 14 or No. 16 futures contract. We use these futures contracts to price our physical domestic and raw sugar quota purchase commitments. Certain of these derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the NYBOT Sugar No. 11 futures contract. We use these futures contracts to price our world raw purchase commitments, however, these derivative instruments are not designated as cash flow hedges. Additionally we receive short raw sugar futures contracts from certain raw sugar suppliers that are used as pricing mechanisms which are not designated as hedges. We have purchased domestic and world raw sugar futures contracts up to 15 months in advance of the physical purchase.

The pricing of our physical natural gas purchases generally is indexed to a spot market index and we use natural gas futures contracts traded on the New York Mercantile Exchange to hedge the cost of natural gas purchased under these physical contracts. These derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. Additionally, we utilize natural gas futures which are not designated as cash flow hedges to manage the remaining commodity price risk above the volume of derivatives designated as cash flow hedges. We have purchased natural gas futures contracts up to 18 months in advance of the physical purchase of natural gas.

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

At June 30, 2009 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	—	—	1,560,000
Not Designated	3,104,640	259,840	260,000

All of our commodity contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company does have $3.5 million recorded on the balance sheet for cash held on deposit in margin accounts at June 30, 2009 for the net futures positions above. At June 30, 2009 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the nine month period ending June 30, 2009, we did not engage in trading activity with derivatives. The table below shows the location and amounts in the consolidated balance for derivative instruments (in thousands):

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 14 Domestic Sugar Futures Contracts	Not Designated	$2,155	$(2,155)	—
No. 11 World Sugar Futures Contracts	Not Designated	253	(253)	—
Current Liabilities:
Natural Gas	Cash Flow	1,276	(1,276)	—
Natural Gas	Not Designated	58	(58)	—
Non-Current Assets:
No. 14 Domestic Sugar Futures Contracts	Not Designated	24	(24)	—
Non-Current Liabilities:
Natural Gas	Cash Flow	109	(109)	—

The impact of commodity contracts on the consolidated income statement for the three and nine months ended June 30, 2009 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended June 30, 2009
		Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$(204)	$—	$2,068
Cash Flow	Accumulated other comprehensive loss	(19)	—	551
Not Designated	Cost of Sales	(1,520)	(900)	75

(1)	Amounts were reclassified from accumulated other comprehensive income.

Hedge Designation	Income Statement Line Item	Nine Months Ended June 30, 2009
		Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$85	$—	$5,785
Cash Flow	Accumulated other comprehensive loss	795	—	4,273
Not Designated	Cost of Sales	1,256	(254)	344

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $0.2 million of gains and $1.8 million of losses on cash flow hedges for domestic raw sugar futures and natural gas, respectively, are expected to be reclassified to earnings over the next twelve months.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Overview

We operate in a single domestic business segment, which produces and sells refined sugar and related products. Our results of operations substantially depend on industry factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These industry factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugar beets, prices of competing crops, domestic health and eating trends, competing sweeteners, weather conditions, production outages at key industry facilities, Mexican sugar supplies, US dollar to Mexican peso exchange rates and United States farm and trade policy. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The current farm bill limits the importation of raw cane sugar and the marketing of refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries.

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which represents approximately 60% of our refined sugar capacity. The refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed, while the refining and warehousing operations received more limited damage. Liquid bulk sugar production began in late June 2009 and granulated bulk sugar production began in late July 2009. Liquid bulk sugar production in June 2009 totaled 35,000 cwt. The rebuilding effort continues, and complete restoration of packaging capabilities is expected in the fall of 2009.

Results of Operations

Three Months and Nine Months Ended June 30, 2009 compared to Three Months and Nine Months Ended June 30, 2008

In the current quarter, we reported a loss from continuing operations of $10.5 million or $0.89 per diluted share, compared to a loss of $12.5 million or $1.07 per diluted share during the third fiscal quarter of the prior year. For the nine months of the current year, we reported a loss from continuing operations of $23.6 million or $2.01 per diluted share, compared to a loss of $15.8 million or $1.35 per diluted share last year. Refinery explosion related charges (as described in Note 2 to the Consolidated Financial Statements) resulted in net pre-tax charges of $6.2 million in the current quarter and $14.4 million in the current year as compared to $5.2 million in the prior year quarter and $17.3 million in the prior year. Reduced volumes and higher costs resulting from the Port Wentworth accident were the primary reasons for these losses. We discuss these and other factors in more detail below. These results do not include any recoveries for lost income under the business interruption portion of the Company’s property insurance policy.

Sugar sales comprise approximately 97% of our net sales. Sugar sales volumes and prices were:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009		2008		2009		2008
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales(1):
Industrial	2,047	$30.99	1,451	$28.78	5,105	$30.88	6,400	$29.36
Consumer	1,163	37.53	962	35.03	3,306	37.86	4,465	35.31
Distributor	809	34.96	638	31.85	2,130	34.60	2,668	30.93

Domestic Sales	4,019	33.68	3,051	31.39	10,541	33.82	13,533	31.63
World Sales	139	25.24	340	22.10	365	24.86	1,124	21.35

Sugar Sales	4,158	$33.40	3,391	$30.46	10,906	$33.52	14,657	$30.85

(1)	The Company redefined its foodservice sales channel and began reporting sales as the distributor channel in fiscal 2009. The effect of this change, in general, was to move certain customers from the industrial channel to the distributor channel. Fiscal 2008 sales volumes and prices have been restated accordingly.

Net sales increased 33.1% for the three months and decreased 19.8% for the nine months ended June 30, 2009, each compared to the same period in the prior year. Domestic sugar volumes increased 31.7% for the quarter as increased quantities of sugar were purchased from other producers to help mitigate the loss of volume from the Port Wentworth refinery. Additionally, increased deliveries from our Louisiana refinery in the consumer and distributor channels resulted in volume increases over the difficult operating conditions in place in the same quarter last year. Domestic sugar volumes decreased 22.1% for the nine-month period primarily due to the lost production volume from the Port Wentworth refinery, partially offset by sugar purchased from other producers. Domestic prices increased 7.3% for the quarter and 6.9% for the nine-month period. Sugar produced from the domestic sugar beet crop for the year ending September 30, 2009 is forecasted by the USDA to be 8.4% smaller than the prior year. This reduction in available supply has led to higher refined prices. Gross margin as a percentage of sales improved to positive 0.2% in the current quarter as compared to negative 4.7% in the prior year quarter. The improvement in gross margin percentage is primarily due to sales price increases partially offset by manufacturing and raw sugar cost increases. Gross margin as a percentage of sales declined to negative 2.3% in the current nine-month period as compared to positive 2.4% in the prior year due to higher manufacturing, freight and raw sugar costs mitigated by increased sales prices.

A significant portion of industrial and distributor channel sales are made under fixed price forward sales contracts for generally up to a year, many of which are on a calendar year basis. As a result, these sales prices tend to lag market trends. The Company continues to fulfill lower-priced contracts which existed at the time of the Port Wentworth explosion in February 2008, dampening the effect of higher prices in the current year. For the nine and three month periods ended June 30, 2009, these contracts amounted to 38% and 30% respectively of combined sales in the industrial and distributor channels. The Company expects these lower-priced contracts will constitute a lower percentage of industrial and distributor sales through the balance of calendar 2009.

Our cost of domestic raw cane sugar increased from $20.76 per cwt (on a raw market basis) for the prior year quarter to $21.97 per cwt for the current quarter. For the nine month periods, raw cane sugar cost increased from $20.78 per cwt for the first nine months of last fiscal year to $21.83 for the same period this year. The higher domestic raw cane sugar cost decreased our gross margin percentage by 2.4% for the three months and 2.2% for the nine months ended June 30, 2009. We expect that domestic raw sugar costs for the balance of fiscal 2009 will continue at levels higher than the prior year. In the current quarter we recognized gains on domestic derivative contracts that were not deferred resulting in a 1.9% increase in gross margin. For the nine month periods, the impact of non-designated derivatives gains and losses was unchanged. Margins on world sugar sales positively impacted gross margin percentage by 0.8% for the quarter and 0.3% for the nine months.

Energy costs per cwt in the quarter were lower than the prior year reflecting a decline in natural gas costs and resulting in a 0.7% improvement in gross margin percentage. Energy costs for the year negatively affected gross margin percentage by 1.3% primarily due to a more expensive fuel mix due to the lack of production in Port Wentworth. The Port Wentworth refinery utilizes lower priced coal as its primary energy source while the Gramercy refinery exclusively uses natural gas. Natural gas usage increased to 100% of the total energy usage in fiscal 2009 as a result of the Port Wentworth refinery not operating compared to 70% in the prior year. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity decreased to $6.86 per mmbtu in the current quarter and increased to $8.70 per mmbtu for the nine months as compared to $9.83 and $8.52 per mmbtu for the same periods last year.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009		2008		2009		2008
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)
Natural Gas	580	$6.86	493	$9.83	1,760	$8.70	1,681	$8.52
Coal	—	—	—	—	—	—	705	3.66
Fuel Oil	—	—	—	—	—	—	1	7.40

Total	580	$6.86	493	$9.83	1,760	$8.70	2,387	$7.08

We have purchased or hedged approximately 98% of our expected natural gas requirements for fiscal 2009 at prices lower than fiscal 2008 levels. If the balance of our anticipated natural gas purchases were priced in the futures market on July 31, 2009, our natural gas costs would average $7.69 per mmbtu for fiscal 2009 compared to $9.13 per mmbtu in fiscal 2008.

Gross margin continues to be negatively impacted by higher transportation costs since the Port Wentworth accident. For the nine month period ended June 30, 2009 gross margin percentage decreased 2.6% due to higher transportation costs. Increased distances to customers as well as a shift in the delivery mix accounted for 2.0% of the gross margin reduction while higher freight rates drove the remaining 0.6% gross margin change for the nine month period as compared to the prior year. The impact of transportation costs had a minimal effect on the gross margin percentage for the current quarter as compared to the same quarter last year since Port Wentworth-based customers were being serviced by the Gramercy refinery in both periods.

Manufacturing costs increased over the prior year quarter due to start-up costs at the Port Wentworth refinery for liquid bulk sugar production which began in late June 2009. Higher safety and cleaning costs also contributed to the increase over the prior quarter and gross margin percentage was reduced by 4.0%. Gross margin percentage for the nine months as compared to the prior year decreased 4.8% due to Port Wentworth’s high liquid sugar production costs earlier this year as well as maintenance, safety and labor costs.

Selling, general and administrative expense decreased $0.1 million for the quarter compared to the same period in the prior year primarily due to lower compensation and benefit costs offset by higher legal and consulting costs. Selling, general and administrative expense decreased $0.8 million for the nine months due to decreased compensation and benefit costs offset by higher legal and consulting costs.

We incurred costs related to the refinery accident of $13.1 million in the quarter and $42.3 million for the current nine-month period and have accrued insurance recoveries totaling $6.9 million and $27.9 million for the same periods, resulting in a net charge to operations of $6.2 million for the quarter and $14.4 million for the year. Details of the costs incurred and the status of insurance recoveries is provided in Note 2 to the Consolidated Financial Statements.

The Company along with other sugar industry participants was party to a lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement which was recorded as a gain on litigation settlement in the quarter ended December 31, 2008.

As a result of the foregoing, operating loss was $16.8 million for the quarter and $39.7 million for the year compared to operating loss of $21.2 million in the prior year quarter and $39.6 million for the prior year.

Other income included the following (in thousands of dollars):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Equity earnings in investment in:
Comercializadora Santos Imperial S. de R.L. de C.V.	$816	$192	$1,589	$516
Wholesome Sweeteners, Inc.	246	343	745	1,019
Distributions from cost basis fuel terminal partnership	—	—	147	11,423
Gain (loss) on sale of securities	—	267	388	101
Other	(3)	17	158	171

Total	$1,059	$819	$3,027	$13,230

We have estimated a combined federal and state income tax rate of 37.3% for the nine months ended June 30, 2009 compared to 37.5% in the same period last year.

Income from discontinued operations is a result of the resolution of pre-disposal contingencies.

Liquidity and Capital Resources

We are currently rebuilding the portion of the Port Wentworth refinery damaged or destroyed in the industrial accident in February 2008. The Company has property damage insurance, which provides replacement cost coverage for affected facilities. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. The combined policy coverage for property damage and business interruption is subject to deductibles and a number of exclusions and sub-limits, as well as an overall policy limit of $350 million per event. Based on construction estimates received to date, the Company believes its insurance coverage is adequate to provide for the replacement of the damaged facilities at the Port Wentworth refinery, estimated in the range of $210 million to $225 million. Through June 30, 2009, we have received advances on our property insurance claims totaling $200 million.

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

At June 30, 2009, the Company had cash and cash equivalents of $73.9 million. Additionally, the Company has a revolving credit agreement with Bank of America, N.A. (the “Revolver”) which provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans. At June 30, 2009, we had $60.0 million of outstanding borrowings and had the capacity under the borrowing base formula to borrow an additional $29.5 million against inventory and receivables, after deducting outstanding letters of credit totaling $7.4 million.

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

As of July 31, 2009, we had outstanding revolver borrowings of $60 million, undrawn available revolver capacity of $30.6 million and $54.8 million of cash and cash equivalents after $116.5 million of spending on the Port Wentworth rebuild.

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

In addition, in the event that our quarterly average total liquidity (defined as the average of the borrowing base including cash, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity for the four fiscal quarters then most recently ended, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for the quarter ended June 30, 2009 was $116 million.

The Revolver also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Although the facility has a final maturity date of December 31, 2011, we classify debt under the Revolver as current, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse effect, and provides the lenders direct access to our cash receipts.

Our capital expenditures for the nine months ended June 30, 2009 were $99.1 million including $93.2 million relating to the Port Wentworth refinery rebuild. As of June 30, 2009, we have expended $101.5 million on the Port Wentworth rebuild project. Capital expenditures in fiscal 2009, excluding the Port Wentworth rebuild, are expected to total between $10 million and $12 million, related primarily to normal equipment replacement, product quality and safety improvements.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of June 30, 2009.

	Expected Maturity Fiscal 2009	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011
Domestic Futures Contracts (long positions):
Contract Volumes (cwt)	718,000	2,275,000	112,000
Weighted Average Contract Price (per cwt)	$21.84	$22.25	$22.88
Contract Amount	$15,676,000	$50,613,000	$2,563,000
Weighted Average Fair Value (per cwt)	$22.70	$22.93	$22.98
Fair Value	$16,297,000	$52,160,000	$2,574,000

			Expected Maturity Fiscal 2010
World Futures Contracts (long positions):
Contract Volumes (cwt)			260,000
Weighted Average Contract Price (per cwt)			$16.88
Contract Amount			$4,385,000
Weighted Average Fair Value (per cwt)			$17.85
Fair Value			$4,638,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. Short raw sugar futures positions may occur when suppliers deliver short futures pursuant to the pricing provisions of raw sugar supply agreements, creating an equal and offsetting long position in the physical supply agreement.

The information in the table below presents our natural gas futures positions outstanding as of June 30, 2009.

	Expected Maturity Fiscal 2009	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011
Futures Contracts (long positions):
Contract Volumes (mmbtu)	320,000	1,440,000	60,000
Weighted Average Contract Price (per mmbtu)	$7.26	$5.82	$6.95
Contract Amount	$2,324,000	$8,384,000	$417,000
Weighted Average Fair Value (per mmbtu)	$3.91	$5.58	$6.58
Fair Value	$1,251,000	$8,035,000	$395,000

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a number of claims, including forty-three lawsuits brought on behalf of thirty-eight employees or their families and twenty-seven third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery explosion and fire. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company has recorded a charge of $0.5 million for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for fiscal 2008.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: August 4, 2009	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No.	Document
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.