Form 10-K
period 2009-09-30
IMPERIAL SUGAR CO /NEW/
filed 2009-12-08
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2009, the last business day of registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ Stock Market LLC on that date, was approximately $84 million.

There were 12,037,849 shares of the registrant’s common stock outstanding on November 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for registrant’s 2010 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements regarding future market prices and margins, refinery construction costs, timelines and operational dates, future expenses and liabilities arising from the Port Wentworth refinery incident, future insurance recoveries, future costs and liabilities arising from the Louisiana Sugar Refining LLC venture, future import and export levels, future government and legislative action, future operating results, future availability and cost of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations and capital investment programs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, unforeseen engineering and equipment delays, results of insurance negotiations, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

Overview

Imperial Sugar Company was incorporated in 1924 and is the successor to a cane sugar plantation and milling operation founded in Sugar Land, Texas in the early 1800s that began producing granulated sugar in 1843. Imperial Sugar Company (which together with its subsidiaries is referred to herein as the “Company”, “we”, “us”, “our” and “ours”) is one of the largest processors and marketers of refined sugar in the NAFTA region. We refine, package and distribute sugar at facilities located in Georgia and Louisiana. For the year ended September 30, 2009, we sold approximately 15.2 million hundredweight, or cwt, of refined sugar. Additionally, through joint venture operations we market sugar and other sweeteners in Mexico and Canada.

We offer a broad product line and sell to a wide range of customers directly and indirectly through wholesalers and distributors. Our customers include retailers, restaurant chains, distributors and industrial customers, principally food manufacturers. Our products include granulated, powdered, liquid and brown sugars marketed in a variety of packaging options (6 oz shakers to 50-pound bags and in bulk) under various brands (Dixie Crystals®, Holly® Imperial® and Wholesome Sweeteners) or private labels. In addition, we produce selected specialty sugar products.

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprises approximately 60% of our capacity, was suspended after the accident until we commenced limited bulk sugar production in the summer of 2009 and initiated packaging production in the fall of 2009. The reconstruction project is expected to be completed when the refined sugar silos are operational in January 2010.

In November 2009, we entered into a joint venture agreement which will result in the vertical integration of our Gramercy, Louisiana refining operation with our Louisiana raw sugar supplier. Under the terms of the agreement we will contribute our refinery assets to the joint venture which is constructing a new cane sugar refinery adjacent to the existing refinery. Please read “—Joint Venture Operations”.

Overview of the Domestic Sugar Industry

Refined sugar can be produced by either processing sugar beets or refining raw sugar produced from sugar cane. The profitability of cane and beet sugar operations is affected by government programs designed to support the price of domestic crops of sugar cane and sugar beets. Approximately 80% of domestic sugar demand is supplied by domestic crops, with the balance provided by Mexican imports under NAFTA and international imports under a U.S. quota program.

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

Government Regulation

Federal government programs have existed to support the price of domestic crops of sugar beets and sugar cane almost continually since 1934. The regulatory framework that affects the domestic sugar industry includes the Food Conservation and Energy Act of 2008, known as the 2008 Farm Bill. The 2008 Farm Bill provides for loans on sugar inventories to first processors (i.e., raw cane sugar mills and beet processors), implements a tariff rate quota that limits the amount of raw and refined sugar that can be imported into the United States, and imposes marketing allotments on sugar beet processors and domestic raw cane sugar producers except under certain circumstances. The North American Free Trade Agreement, or NAFTA, adopted in 1994, limited the amount of sugar that could be imported from and exported to Mexico in part through the operation of certain tariffs which declined each year and were totally eliminated in January 2008. Since January 1, 2008, sugar can be imported from or exported to Mexico duty free. Please read “—Sugar Legislation and Other Market Factors.”

Domestic Supply and Demand

Domestic demand for refined sugar has increased an average of 1.5% per year during the past five years. Demand for refined sugar is generally consistent with population growth and is influenced by consumer preferences for sugar versus alternative sweeteners and dietary trends.

Domestic sugar supplies are most significantly influenced by the size of the domestic sugar beet crop, USDA import quotas and, in recent years, the availability of Mexican surpluses for import under NAFTA. Sugar beet acreage planted in the spring of 2008 was substantially reduced as a result of high prices for alternative crops resulting in an 11.8% reduction in beet sugar production in crop year 2008/2009 as estimated by the U.S. Department of Agriculture, or USDA. The USDA estimates beet sugar production for crop year 2009/2010 will increase 5.6% as a result of increased acreage planted in the spring of 2009. Mexican imports, enabled by historically high inventories and driven by high U.S. prices and a weak peso increased to 13% of US sugar consumption in crop year 2008/2009 from 6.4% in crop year 2007/2008. The USDA estimates a decrease of Mexican imports to 7.3% of US sugar consumption for crop year 2009/2010. Current USDA supply and demand estimates forecast a significant tightening of US sugar supplies in crop year 2009/2010.

Domestic Refined Sugar Prices

Large sugar beet crops have historically led to relatively low refined sugar prices and small crops have led to relatively high refined sugar prices. Recently, the availability of Mexican sugar for import under NAFTA has also influenced supplies and prices in the US. The prospect of tightening U.S. supply as reflected in USDA projections, as well as higher domestic raw sugar costs, have resulted in rising domestic prices during fiscal 2009. We cannot predict the duration of any pricing trend or the effect a sustained trend may have on the sugar industry. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Raw Sugar Availability and Prices

Raw sugar is produced domestically or imported under limitations imposed in the 2008 Farm Bill, subject to minimum levels established in trade treaties. The price and availability of raw sugar to U.S. refiners is dependent on the size of the domestic sugar cane crop and the level of imports. Raw sugar prices increased during fiscal 2009, particularly during the last quarter when prospects of a shortage in the world raw sugar market drove world and domestic raw sugar prices to the highest levels in 28 years. We cannot predict the duration of any pricing trend or the effect a sustained trend may have on the sugar industry.

Our Products and Customers

Sugar Products

Imperial Sugar is one of the largest processors and marketers of refined sugar in the United States. Refined sugar is our principal product line and accounted for approximately 98% of our consolidated net sales for the year ended September 30, 2009. We produce refined sugar from raw cane sugar and market our sugar products to retailers, distributors and industrial food manufacturers directly through our sales force and indirectly through wholesalers and independent brokers. No customer accounted for more than 10% of our net sales in fiscal 2009.

We maintain sales offices at our headquarters in Sugar Land, Texas, in Port Wentworth, Georgia and at regional locations across the United States. Sales are accomplished through a variety of methods, including direct negotiation, publishing price lists, competitive bidding processes and trade promotions. We consider our marketing and promotional activities important to our overall sales effort and we advertise our brand names in print media, radio, internet websites and social media. We also distribute various promotional materials, including discount coupons and recipes.

We regularly develop new, innovative products to our customers and consumers. Sugar packaging has not experienced as much innovation as some other consumer categories, and we believe that we can increase our share of retail sales and margins by offering consumers value-added products that provide easier usage and storage. We have introduced a number of new products in the past few years, including a stand-up pouch line, shaker lines for both consumer and foodservice distribution, a package of pre-measured, one-quarter cup envelopes of brown sugar and pre-measured liquid sweetener products for foodservice operators. In the fall of 2009, we began test marketing a line of frosting mixes under the Baker’s Supremetm brand label.

Retail Sales—We produce and sell granulated white, brown and powdered sugar to retailers and distributors in packages ranging from 6 oz shakers to 50-pound bags. Retail packages are marketed under the trade names:

•	Dixie Crystals®

•	Imperial®

•	Holly®

Retail packages are also sold under retailers’ private labels, generally at prices lower than those for branded sugar. Core geographies for our branded sugar and private label products include the Southeast and Southwest United States. We also distribute the Imperial brand nationally through the drugstore channel. Our primary business strategy is to capitalize on our well-known brands and expand brand penetration through product and packaging innovation. Sales of refined sugar products to retail customers accounted for approximately 35% of our refined sugar sales revenue in fiscal 2009. Sales made to retail customers in the year ended September 30, 2009, were approximately 45% branded and 55% private label.

Industrial Sales—We produce and sell refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers purchase sugar for use in the preparation of confections, baked products, frozen desserts, cereal, canned goods, beverages and various other food products. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts with terms of up to one year. Industrial sales generally provide lower margins than retail and distributor sales. For the year ended September 30, 2009, our sales of refined sugar products to industrial customers accounted for approximately 46% of our refined sugar sales revenue.

Distributor Sales—We sell a variety of sugar products (including granulated, powdered and brown sugar) in package sizes ranging from one-pound packages to 50-pound bags to foodservice and industrial distributors who in turn sell those products to manufacturers, restaurants and institutional foodservice establishments. For the year ended September 30, 2009, our sales of refined sugar products to distributors accounted for approximately 19% of our refined sugar sales revenue. Under the terms of a non-compete agreement negotiated in connection with the sale of a business, we agreed not to sell individual servings of sugar and certain non-sugar products for a period of time ending in 2012, in exchange for an agreed upon volume purchase requirement of the Company’s refined sugar from the other party. The agreement allows the Company to begin selling individual servings of sugar and certain non-sugar products upon certain notice requirements and an agreed reduction in the customer’s purchase obligation.

Joint Venture Operations

Wholesome Sweeteners—We have a 50% percent equity interest in Wholesome Sweeteners, Inc., a company with $70 million of sales of organic, fair trade and other natural sweeteners in the U.S. and Canada. Wholesome’s product portfolio includes organic cane sugar, agave syrup, honey and other specialty sugars. Sustained growth has been achieved through the regular introduction of new products and the expanded interest in organic and natural food by North American consumers. Wholesome’s management believes that it has the largest share of the organic sugar business in the U.S. and Canada. We report our share of Wholesome’s earnings on the equity method of accounting. Additionally, we have an option exercisable between September 2010 and May 2011 to purchase the remaining 50% of Wholesome’s equity at a fixed multiple of earnings.

Commercializadora Santos Imperial—In November 2007, we formed a 50/50 joint venture with Ingenios Santos, S.A. de C.V., or Santos, that markets sugar products in Mexico and the U.S. under the name Comercializadora Santos Imperial S. de R.L. de C.V. or CSI. With the elimination of certain NAFTA tariffs on sugar imported from and exported to Mexico in January 2008, the U.S. and Mexico effectively became a single sales region. Santos owns and operates five sugar mills that produce refined sugar and estandar, a less refined sugar traditionally sold in Mexico. The agreement provides that Santos and Imperial will market all their respective sugar products sold in Mexico through the joint venture. The joint venture entity also exports Santos’ sugar products to the U.S., which are marketed by the Company or may be used as a raw material in our U.S. refineries. We report our share of CSI’s earnings on the equity method.

Louisiana Sugar Refining—On November 19, 2009, we completed the formation and funding of a three-party joint venture with Sugar Growers and Refiners, Inc. (“SUGAR”) and Cargill, Incorporated (“Cargill”) to construct and operate a new 3,100 ton per day cane sugar refinery in Gramercy, Louisiana adjacent to our existing sugar refinery.

The venture, Louisiana Sugar Refining, LLC, or LSR, is owned one-third by each member, each of which agreed to contribute $30 million in cash or assets as equity to capitalize the venture. SUGAR’s contribution was $30 million cash; Cargill contributed $23.5 million cash and certain equipment and intellectual property valued at $6.5 million. Our contribution, which will occur in three stages, consists of the existing refinery assets with a book value of approximately $22 million, including approximately 207 acres of land.

We will operate the existing refinery with sales and earnings for our own account until December 31, 2010, during which time we are obligated to complete certain improvements currently estimated to cost approximately $6 million. The equipment and personal property in the existing refinery will be contributed to LSR on January 1, 2011. After January 1, 2011, we will continue to operate the small bag packing facility in Gramercy, with 3.5 million cwt of refined bulk sugar purchased from LSR under a long term, supply agreement with market-based pricing provisions.

We contributed the footprint parcel of approximately 7 acres of land for the new refinery at the initial closing. Terms of the operative agreements require that LSR and Imperial jointly enroll the entire site (including the footprint) in the Voluntary Remediation Program (the “VRP”) of the Louisiana Department of Environmental Quality to conduct an environmental assessment of the site and complete remediation of any identified contamination. We are obligated to pay for the cost of remediation, if the VRP uncovers contamination above the applicable industrial standard. We will convey the remainder of the land to LSR upon completion of the VRP and be released of future environmental liabilities to state and federal authorities.

Additionally, LSR has entered into financing agreements aggregating $145 million to provide construction and working capital financing for the project. The financing is non-recourse to LSR’s members. The members have agreed to proportionately contribute additional capital to LSR if necessary to cover certain construction cost overruns and certain costs relating to the VRP that LSR agreed to assume. Construction costs of the new refinery are estimated at $120 million. The existing Gramercy refinery will operate during the construction and start-up phase of the new refinery, expected to be 18 to 24 months.

LSR’s raw cane sugar will be supplied by SUGAR through an evergreen raw sugar supply agreement. Cargill will serve as marketer of the refined sugar produced by LSR, other than refined sugar sold to Imperial.

Operational Facilities

We own and operate two cane sugar refineries. Each facility has packaging and distribution capabilities, is served by adequate transportation and maintained in good operating condition. The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprises approximately 60% of our capacity, was suspended after the accident until we commenced sustained liquid bulk sugar production in late June 2009. Granulated bulk sugar production was initiated in late July and granulated packaged production on certain lines began in September 2009. Installation of packaging equipment has been completed and all lines are expected to be in production in December 2009. The reconstruction project is expected to be completed when the refined sugar silos are operational in January 2010.

The following table shows the location, capacity and production of our cane sugar refineries:

Cane Sugar Refineries	Approximate Daily Raw Sugar Melt Capacity (cwt)	Fiscal 2009 Production (cwt)	Fiscal 2008 Production (cwt)	Fiscal 2007 Production (cwt)
Port Wentworth, Georgia	63,000	1,146,000	4,930,000	14,510,000
Gramercy, Louisiana	45,000	11,707,000	11,802,000	11,075,000

Total	108,000	12,853,000	16,732,000	25,585,000

We also operate a distribution facility in Ludlow, Kentucky and we contract for throughput and storage at a number of warehouses and distribution stations. Co-packers are used under contract for small volume specialty products.

Raw Materials and Processing Requirements

Raw Cane Sugar

We currently purchase raw cane sugar from domestic sources of supply located in Louisiana, as well as from various foreign countries. The availability of foreign raw cane sugar for domestic consumption is determined by the import quota level designated by applicable regulation, as well as the provisions of NAFTA and other treaties. In fiscal 2009, we purchased substantially all of our raw sugar needs for our Port Wentworth, Georgia refinery from international sources under annual or spot contracts with traders. We expect to purchase substantially all of our requirements for our Port Wentworth facility from foreign sources in 2010.

Historically, substantially all of our purchases of domestic raw sugar and raw sugar quota imports were priced based upon the New York Board of Trade (NYBOT) Sugar No. 14 futures contract. Commencing with the November 2009 futures contract, NYBOT began trading in the Sugar No. 16 futures contract, which replaced the No.14 contract. The No. 16 contract is substantially similar to the No. 14 contract, but contains certain modified provisions primarily related to quality of the raw sugar. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the NYBOT Sugar No. 11 futures contract. The terms of raw cane sugar purchase contracts vary. Raw cane sugar purchase contracts can provide for the delivery of a single cargo or for multiple cargoes over a specified period or a specified quantity over one or more crop years. Contract terms may provide for fixed prices but generally provide for prices based on the futures market during a specified period of time. Contracts require delivery to the Company’s facility and provide for a premium if the quality of the raw cane sugar is above a specified grade or a discount if the quality is below a specified grade. Contracts based on the No. 16 contract provide that the seller pays freight, insurance charges and other costs of shipping.

Substantially all of the raw sugar requirements for our Gramercy, Louisiana refinery in fiscal 2009 were supplied by a marketing cooperative, Louisiana Sugar Cane Products, Inc., or LSCPI, under a contract scheduled to expire on September 30, 2010. In conjunction with the formation of LSR, SUGAR assumed the obligation for this contract to supply raw sugar to Gramercy and extended the agreement through December 31, 2010. The amended contract provides for pricing based on a margin on sales prices of refined sugar, rather than the raw sugar futures market prices.

The majority of our industrial sales and a portion of our distributor sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts.

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

Energy

Sugar refining is an energy intensive process. We use natural gas at our Gramercy, Louisiana refinery and coal, fuel oil and natural gas in the Port Wentworth refinery depending on pricing and availability. Fiscal 2009 energy usage, which was impacted by the extended shutdown of the Port Wentworth refinery, consisted of 2.7 million mmbtu of natural gas. We did not use coal or fuel oil in fiscal 2009.

In December 2007, we entered into a five year, fixed price coal contract (subject to escalation factors based on mining costs and quality adjustments). Rail freight for coal supplies is generally contracted annually. Natural gas is contracted on a monthly basis. Pricing of natural gas generally is indexed to a spot market index, and we use financial tools such as futures, options, swaps and caps in an effort to stabilize the price for gas purchases under indexed contracts. Natural gas prices have been volatile in recent years and we cannot predict future energy prices or the effect that rising energy prices may have on our business in the future.

Seasonality

Sales of refined sugar are somewhat seasonal, normally increasing during the first and fourth fiscal quarters because of increased demand of various food manufacturers and consumer retail demand. Shipments of brown and powdered sugar increase in the first fiscal quarter due to holiday baking needs. Our second fiscal quarter ending March 31 historically experiences lower revenues and earnings than our other fiscal quarters as a result of reduced demand for refined sugar, margin reduction from product mix changes and lower absorption of fixed costs of our cane refineries.

Sugar Legislation and Other Market Factors

Our business and results of operations are substantially affected by market factors, principally the domestic prices for refined sugar and raw cane sugar. These factors are influenced by a variety of forces, including domestic supply, prices of competing crops, weather conditions and U.S. farm and trade policies.

The principal legislation supporting the price of domestic crops of sugar cane and sugar beets is the Food Conservation and Energy Act of 2008, otherwise known as the 2008 Farm Bill, which became effective October 1, 2008 and expires September 30, 2013. Imports of raw and refined sugars are controlled via a Tariff Rate Quota (TRQ), which is implemented under Additional U.S. Note 5 of Chapter 17 of the Harmonized Tariff Schedule of the United States and does not expire.

The TRQ limits the amount of raw and refined sugar that can be imported into the United States, subject to a minimum amount mandated under the General Agreement on Tariffs and Trade, by imposing a tariff, currently $15.36 per cwt, on over-quota sugar, which makes its import uneconomical. The government administers the program by adjusting duties and quotas for imported sugar to maintain domestic sugar prices at a level that discourages loan defaults under the non-recourse loan program. To the extent a processor sells refined sugar for export from the United States, it is entitled to import an equivalent quantity of non-quota eligible foreign raw sugar that would not be subject to the tariff.

Domestic sugar regulations have a number of important provisions:

•

Non-recourse Loan Program. The 2008 Farm Bill provides for a loan program covering sugar cane and sugar beet crops. The program authorizes the Commodity Credit Corporation, or CCC, a federally owned and operated corporation within the USDA, to extend loans to first-processors of domestically grown sugar cane and sugar beet crops secured by sugar inventories from current-year crop production. During the term of the 2008 Farm Bill, national average loan rates are to increase from 18 cents per pound for raw cane sugar in 2008 to 18.75 per pound in 2011, while loan rates for refined beet sugar are established at 128.5% of the raw cane sugar rate. CCC loans are non-recourse in most circumstances and mature the earlier of nine months after the date of the loan or September 30th each year. The program provides price support to the first-processor by effectively enabling the sale of raw cane sugar and refined beet sugar by forfeiture of the collateral at the respective loan rates in the event that market prices drop below that level.

•

Marketing Allotments. The 2008 Farm Bill provided that marketing allotments on sugar beet processors and domestic raw cane sugar producers who supply raw sugar may be imposed by the USDA, but that allocation under these allotments may not initially be less than 85% of domestic consumption. Marketing allotments can have the effect of reducing the amount of domestic sugar that is available for marketing and are intended to strengthen sugar prices. Marketing allotments were in force in fiscal 2009 and continue to be in force for fiscal 2010. The USDA can adjust allotments for changes in domestic production or consumption projections.

•

TRQ Administration. Provisions of the 2008 Farm Bill require that the TRQ be established at the beginning of any crop year at World Trade Organization minimums and maintain that level until March 31, unless a supply emergency is declared by the USDA. Additions to the TRQ (above the minimum levels) are required to be allocated to raw cane sugar imports until such point that domestic cane sugar refiners are operating at full capacity.

The 2008 Farm Bill requires that the USDA operate its non-recourse sugar loan program so as to avoid forfeiture of sugar to the CCC to the maximum extent possible. This is normally done by restriction on the amount of sugar imported and if that is not sufficient, by restrictions on the amount of sugar that may be marketed by domestic producers. In a more rarely used option, if the USDA has taken sugar in default under price support loans, the department also has the authority to accept bids from sugar cane and sugar beet processors to obtain raw cane sugar or refined beet sugar in CCC inventory in exchange for reduced production of raw cane sugar or refined beet sugar. This payment-in-kind authority, if employed by the USDA, effectively moves inventories of CCC-owned sugar back into commerce without increasing overall supply. Another provision of the 2008 Farm Bill requires the USDA to divert surplus sugar from the marketplace to the production of ethanol.

Free Trade Initiatives

NAFTA provides that, beginning in January 2008, sugar duties and quotas expired and sugar began to be freely traded without duty between the United States and Mexico. Notwithstanding the existing import restrictions under the 2008 Farm Bill, the USDA has the right to re-allocate import levels among foreign countries if it deems the demand/supply situation within the United States warrants such action.

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

The United States has also negotiated a trade agreement with Australia, which did not include sugar additional access. The U.S. has negotiated a trade treaty with Peru that includes sugar access which has been ratified. There are additional agreements signed with Panama and Colombia which await Congressional approval. It is not known at this time when and if that approval will be granted. Additionally, a World Trade Organization round of negotiations continues. The impact of these negotiations is unknown at this time, but they could provide for additional raw sugar and/or refined sugar access into the United States. Generally, to the extent that additional sugar imports are in the form of raw sugar, such additional access would have a beneficial effect on our access to raw sugar. To the extent that such additional access is in the form of refined sugar, such product will be competitive with our product offerings.

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

Health and Safety Regulation

Our operations are subject to a number of federal, state and local health, safety and food safety regulations that are designed to protect workers, customers and consumers of our products. In order to comply with these regulations, we have developed specific operating and maintenance procedures and are required to maintain records and report data on a timely basis. Additionally, we have made capital investment in the past and may be required to make additional investments in the future to comply with such regulations. Health, safety and food safety regulations are subject to change in the future and may require modifications of procedures or additional capital expenditures to comply with new requirements. Current regulatory efforts include OSHA’s development of a comprehensive combustible dust standard and pending federal legislation to address food safety matters. We are unable to predict the impact which these or other changes may have on our operating result, cash flow or financial position.

Research

We operate research and development centers in Sugar Land, Texas and Port Wentworth, Georgia where we conduct research relating to:

•	manufacturing process technology;

•	factory operations; and

•	new product development.

Competition

We compete with other cane sugar refiners and with beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as high-fructose corn syrup, polyols, aspartame, saccharin, sucralose, acesulfame-k and rebodicide A. We also compete with resellers and packaging operations in distributing bag sugar products. Our principal business is highly competitive, where the selling price and our ability to supply a customer’s needs in a timely fashion are important competitive considerations. Freight costs to transport products can affect our sales. Some of our competitors have an advantage of owning all or part of the agricultural production supplying their sugar refining requirements. We believe our key competitors are Domino® Foods, Inc. and United Sugars Corporation.

Employees

On November 30, 2009, we employed 726 employees. Our Port Wentworth, Georgia refinery employs non-union labor while substantially all of the refinery employees at our Gramercy, Louisiana refinery are covered by a collective bargaining agreement which expires in February 2011. We believe our relationship with our employees is good.

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

Our future financial condition and future operating results could be adversely impacted by insurance recovery efforts, state of the financial markets and the outcome of claims, litigation and regulatory proceedings.

Undue delay in the receipt of the remaining $50 million of potential insurance recoveries related to the Port Wentworth accident could have an impact on our liquidity. Current turmoil in the financial markets could make the availability of borrowings to finance any insurance shortfall or other liquidity need difficult, and the cost of such borrowing expensive. The Company is party to a number of claims, including forty-five lawsuits, for injuries and losses suffered as a result of the Port Wentworth accident. If damages in these matters exceed the policy limits, we could be subject to liabilities, which could be material.

The U.S. Occupational Safety Health Administration (OSHA) conducted an investigation related to the Port Wentworth refinery explosion and also conducted an investigation of our Gramercy, Louisiana refinery. OSHA issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by us in these facilities. We have contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters have been assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. Trials of these actions have been scheduled for May and June, 2010. Because the contest of the citations is ongoing, there can be no assurance that we will prevail and an adverse result could affect our results of operations and financial condition. In addition, OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes.

The Company was notified by its workers compensation liability insurance carrier that it anticipates charging the Company approximately $6.4 million as a result of certain loss-based assessments the carrier expected to receive from the State of Georgia’s Subsequent Injury Trust Fund (“SITF”). The Company’s insurance contract provides that it reimburse the carrier for such SITF assessments. The Company is currently investigating a possible abatement. The Company is unable to determine the amount of its ultimate liability for this proposed assessment.

The domestic sugar industry is affected by a number of external forces that we are unable to predict or control that could cause fluctuations in prices, which may negatively affect our results of operations.

Our business and results of operations are closely tied to conditions in the domestic sugar industry, principally the prices of both refined sugar and raw cane sugar. The sugar industry is affected by a number of external forces that we are unable to predict or control and that historically have been subject to considerable volatility.

A variety of external forces that we are unable to predict influence the domestic sugar industry and could adversely affect our business and results of operations, including:

•	the U.S. farm and trade policies;

•	the number of domestic acres contracted to grow sugar cane and sugar beets;

•	prices of competing crops;

•	energy costs;

•	supply and price of raw cane sugar in the world market;

•	levels of domestic sugar refining capacity; and

•	weather conditions affecting the sugar cane and sugar beet crops and the operations of facilities operated by us and our competitors.

The domestic sugar business has traditionally been subject to periods of high prices and margins, followed by periods of lower prices and margins. In the past, during periods of high prices, growers have tended to increase their production, which has generally caused a drop in sugar prices until the supply and demand return into balance. Our business consists exclusively of the processing and marketing of refined cane sugar. Consequently, we are unable to counteract the fluctuations to which our business may be subject with revenues or income from businesses that are more predictable or that are subject to different business cycles. As discussed below, partially as a result of the volatile nature of the sugar industry, we have at times in the past experienced operating losses and net losses.

Our Port Wentworth refinery is supplied almost exclusively by imported raw sugar. Supplies and pricing of imported raw sugar can be influenced by increased world raw sugar prices. Raw sugar imports into the United States compete for surplus production in exporting counties with alternative sales on the world raw sugar market. Recent events affecting the supply of raw sugar in the world market have increased prices to 28 year high levels, causing domestic raw sugar prices to increase substantially. We compete with domestic beet processors and other cane sugar refiners who own some or all of their source of supply and may not be impacted to the degree we are by these factors. If we have an inadequate supply of raw sugar, we may be unable to efficiently operate our refineries or meet domestic demand for refined sugar. We may not be able to increase refined sugar prices to our customers to offset such higher raw sugar costs, which could adversely affect our refined sugar margins, financial condition, results of operations and cash flows.

Our business could be adversely affected by the effects of existing and future United States farm and trade policies, including the elimination of duties on imports of sugar from Mexico pursuant to the North American Free Trade Agreement.

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

If demand for sugar decreases in the future, lower sales volumes and lower prices could result, which could affect us adversely.

We cannot predict the demand for sugar in the future and this demand could be affected adversely by numerous factors, including:

•	imports of sugar containing products and sugar blends;

•	the impact of changes in the availability, development or potential use of various types of alternative sweeteners;

•	future changes in consumer sweetener preferences, including impact of dietary trends

•	changes in population; and

•	the impact of a weaker domestic and global economy

Construction of a new refinery by the LSR joint venture involves construction and other risks.

Under the terms of our LSR agreements, we will contribute our Gramercy, Louisiana refinery to the newly formed joint venture which will undertake to construct a new 3,100 ton per day cane sugar refinery. Cost overruns or construction delays could require that we contribute additional capital beyond our initial commitments to contribute our Gramercy assets. Additionally, we have contractual obligations to complete certain improvements in the existing refinery, and complete a voluntary environmental program with the State of Louisiana. Unforeseen costs or liabilities arising from these matters could adversely impact our results of operations and cash flow. Additionally, after December 31, 2010, we will no longer have access to the cash flows generated by the existing Gramercy refinery, and distribution of cash flows generated by LSR are limited under LSR’s relevant financing agreements.

Higher energy costs may result in increased operating expenses and reduced results of operations.

Processing raw sugar into refined sugar requires a high level of energy use. We use natural gas, coal and fuel oil to fulfill our energy requirements and fuel prices also affect our transportation costs. Domestic energy prices, particularly natural gas and diesel prices, have been volatile in recent years and we are unable to predict the trend in future prices. Future high energy prices and unforeseen changes in the energy markets could adversely impact our production costs and operating efficiencies.

We sell commodity products in highly competitive channels of distribution and face significant price pressure.

We sell our products in highly competitive channels of distribution. We compete with other cane sugar refiners, including one which expanded refining capacity during the past several years, and beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners. We also compete with distributors and resellers in distributing bag sugar products. Our branded retail share of sales is under increasing pressure from private labels, requiring increased expenditures on innovation and trade promotion.

Competition in these channels is based primarily on price and the ability to meet timely customer quality and quantity requirements. As a result, we may be unable to protect our sales position by product differentiation and may be unable to raise prices. Our ability to service customer requirements has been disrupted during the past two years because of the industrial accident at our Port Wentworth refinery. Some of our customers have had to seek supply from alternate sources during that period, and our ability to return to normal supply levels with our customers has not been fully demonstrated.

Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts which extend for up to one year. As a result, changes in our realized sales prices tend to lag behind market price changes.

Some competitors may be able to further reduce their product prices because their costs are less than ours or because they have greater financial, technological and other resources than we have. In addition, most of our competitors own or control their supply of raw materials. This vertical integration may provide these producers a competitive advantage because they are better able to secure a stable supply of raw materials at more favorable costs than we can. Finally, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Increased competition and price pressure could adversely affect our financial condition, results of operations and cash flows.

Damage to either of our refineries that results in prolonged interruption of operations could materially adversely affect our results.

The Company conducts its operations at two refineries and is dependent upon these facilities for production. Because these facilities are located in coastal areas, they are subject to severe weather conditions, including hurricanes and flooding, as well as to normal hazards that could result in material damage. Damage to either of these refineries, or prolonged interruption in the operation of the facilities due to our dependence on ocean-going raw sugar deliveries, or for repairs or other reasons, would have a material effect on the Company’s business, financial condition, results of operations and cash flows. After December 31, 2010, we will no longer operate the Gramercy, Louisiana refinery reducing the Company’s refinery capacity to a single site.

We have had losses in the recent past and may be unable to maintain profitable operations.

We have at times in the past experienced operating losses and net losses. Losses in future years could be incurred and could be attributable to a number of factors, including:

•	low refined sugar prices;

•	low margins between raw sugar and refined sugar prices;

•	disruption of refinery operations; and

•	high energy costs.

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

We are exposed to costs arising from environmental compliance, and cleanup, health and safety regulation, and litigation, which may adversely affect our business, financial condition, operating results or cash flows.

Our operations are governed by various federal, state and local environmental laws and regulations. These regulations impose limitations on releases of effluents and emissions from our facilities. They also impose requirements on our management of:

•	worker safety;

•	food quality, safety and integrity;

•	water resources;

•	air resources;

•	combustible dust risk mitigation;

•	toxic substances;

•	solid waste; and

•	emergency planning.

We cannot predict with certainty the extent of our future liabilities and costs under such laws and regulations, or how such regulations could impact our operations, and these impacts could be material.

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

We own our Port Wentworth cane sugar refinery and our corporate headquarters in Sugar Land, Texas. We lease the land and own the property improvements and equipment at a distribution facility in Kentucky, and contract for production, throughput and storage at a number of co-packers, warehouses and distribution stations. Certain of these properties are subject to liens securing our credit facility.

We owned all of the Gramercy, Louisiana refinery at September 30, 2009. Under the terms of our LSR agreements, we contributed seven acres of land at our Gramercy refinery in November 2009 and are obligated to contribute the remaining property to the newly formed joint venture in the future. Please read “Business—Joint Venture Operations.”

ITEM 3.	Legal Proceedings

The Company is party to a number of claims, including forty-five lawsuits brought on behalf of thirty-nine employees or their families and twenty-eight third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery accident. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company recorded a charge of $0.5 million for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for fiscal 2008. Trial dates for two of the forty-five lawsuits have been set for May 2010.

Following the Port Wentworth accident, the U.S. Occupational Safety Health Administration (OSHA) conducted investigations at the Company’s Port Wentworth and Gramercy refineries. OSHA has the authority to issue citations alleging violations of the Occupational Safety and Health Act and the regulations thereunder and to propose penalties for any such violations. OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company has contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters have been assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. Trial dates for administrative law hearings have been set for May and June 2010.

Discovery in the OSHA matters is on-going and the Company is unable to predict the final outcome of this matter with certainty. The Company believes that it is probable that it will incur a loss in the range of $6.0 million to $8.8 million and, accordingly, recorded a liability in the consolidated financial statements for $6.0 million, the lower end of the range of estimates. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes.

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

On January 16, 2009, one of such stockholders filed a derivative action in the District Court of Harris County, Texas against twelve current and former directors and officers of the Company and named the Company as a nominal defendant. The action, entitled Delaney v. Sheptor, et al., Cause No. 2009-03145 (Dist. Ct. Tex.), asserts a claim of breach of fiduciary duty against defendants in connection with the February 2008 explosion at the Port Wentworth facility and seeks unspecified damages on behalf of the Company. The action has been stayed pending completion of the investigation by the committee of independent and disinterested directors, which investigation is on-going.

In January 2009, the Company was notified by its workers compensation liability insurance carrier that it anticipates charging the Company approximately $6.4 million as a result of certain loss-based assessments the carrier expected to receive from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”). The Company’s insurance contract provides that it reimburse the carrier for such SITF assessments. The Company is currently investigating a possible abatement. The Company is unable to determine the amount of its ultimate liability for this proposed assessment.

The Company along with other sugar industry participants was party to a lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement and has reported a gain on litigation settlement.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age and position of our executive officers as of December 4, 2009. Our by-laws provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the earlier of the officer’s death, resignation or removal by the Board of Directors.

Name	Age	Positions
John C. Sheptor	51	President and Chief Executive Officer
Louis T. Bolognini	53	Senior Vice President and General Counsel
Patrick D. Henneberry	55	Senior Vice President—Commodities and Sales
H.P. Mechler	56	Senior Vice President and Chief Financial Officer
Ralph D. Clements	61	Vice President—Manufacturing and Engineering
George Muller	55	Vice President—Administration
J. Eric Story	46	Vice President and Treasurer

Mr. Sheptor became President and Chief Executive Officer of the Company in January 2008, after serving as Executive Vice President and Chief Operating Officer since joining the Company in February 2007. Prior to joining Imperial, Mr. Sheptor was Executive Vice President of Merisant Worldwide, Inc., the distributor of Equal®, from 2001 to 2004. Prior to that position, he held supply chain and manufacturing positions for Monsanto Company. From 2005 to 2007, he was Project Deputy Director for the Partnership for Supply Chain Management, a non-governmental organization funded by the President’s Emergency Plan for Aids Relief.

Mr. Bolognini joined the Company as Senior Vice President, General Counsel and Secretary in June 2008. Prior to joining the Company, he was Vice President and General Counsel of BioLab, Inc., a pool and spa manufacturing and marketing company from 1999 to 2008. Mr. Bolognini served as Assistant General Counsel to BioLab’s parent company, Great Lakes Chemical Corporation, from 1990 to 1999.

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

Mr. Clements joined the Company in September 2008 as Vice President of Engineering. In January 2009, he became Vice President of Manufacturing and Engineering. Prior to joining the Company, Mr. Clements engaged in consulting work following retirement from his position as Vice President of Manufacturing and Engineering with Propex, Inc. in March 2006, where he had been employed since 1999. He has also worked in various manufacturing roles for Phillips Fibers, a subsidiary of Phillips Petroleum, and in Monsanto Company’s chemical operations.

Mr. Muller became Vice President—Administration in October 2008. He served as Vice President and Chief Information Officer from November 2002 to October 2008. Mr. Muller joined the Company in March 1997 as Director of Management Information Systems.

Mr. Story became Vice President and Treasurer in September 2004 and previously served as Treasurer of Imperial since February 2003. He joined Savannah Foods & Industries, Inc. in 1987, which we acquired in 1997, and has held a number of finance and accounting positions within both Savannah Foods & Industries and Imperial. He became Corporate Controller for Savannah in 1994 and Director of Planning and Analysis for Imperial in 2002.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Equity and Related Shareholder Matters

Our common stock currently is listed on The NASDAQ Stock Market LLC (NASDAQ) under the symbol “IPSU”. As of November 30, 2009, there were approximately 1,611 shareholders of record of our common stock.

The following table contains information about the high and low sales price per share of our common stock for fiscal years 2009 and 2008 as reported by NASDAQ.

Three months ended	Sales Price		Dividends Paid
	High	Low

Fiscal 2008
December 31, 2007	$28.00	$17.07	$0.07
March 31, 2008	23.22	16.97	2.57
June 30, 2008	18.92	12.66	0.07
September 30, 2008	16.43	11.72	0.07

Fiscal 2009
December 31, 2008	$16.74	$9.69	$0.07
March 31, 2009	14.66	5.10	0.07
June 30, 2009	12.95	6.32	0.02
September 30, 2009	16.00	10.87	0.02

Dividend Policy

Our current credit agreement limits the payment of dividends, other than dividends payable solely in our capital stock, if our average total liquidity (defined as the average of the borrowing base less average actual borrowings and letters of credit), after adjustment on a pro forma basis for such payment, is less than $20 million. The Company has paid a regular quarterly dividend since December 2004. From January 2007 through February 2009, the quarterly dividend rate was $0.07 per share. In May 2009, the regular quarterly dividend rate was reduced to $0.02 per share. In addition, our Board of Directors paid a special dividend of $2.50 per share in January 2008. The determination to declare or pay future dividends out of funds legally available for that purpose will be at the discretion of our Board of Directors and will depend on our future earnings, results of operations, financial condition, capital requirements, any future contractual restrictions and other factors our Board of Directors deems relevant.

Shareholder Return Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index and the American Stock Exchange Consumer Staple Index (IXR) for the period from September 30, 2004 to September 30, 2009. The graph assumes that the value of the investment in the common stock and each index was $1.00 at September 30, 2004 and that all dividends were reinvested on a quarterly basis.

ITEM 6.	Selected Financial Data

The following selected consolidated financial information is derived from our audited consolidated financial statements. This consolidated financial data should be read in conjunction with our consolidated financial statements including the related notes thereto, and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Selected financial data for the last five years is as follows (in thousands of dollars, except per share data):

	Year Ended September 30,
	2009(1)	2008(2)	2007	2006	2005
For the Period:
Net Sales	$522,563	$592,423	$875,527	$946,823	$803,774
Operating Income (Loss)	$(41,948)	$(66,153)	$53,742	$71,688	$(10,689)
Income (Loss) from Continuing Operations	$(23,827)	$(21,181)	$43,555	$48,412	$(5,443)
Per Share Data:
Income (Loss) from Continuing Operations:
Basic	$(2.03)	$(1.81)	$3.81	$4.44	$(0.52)
Diluted	$(2.03)	$(1.81)	$3.71	$4.31	$(0.52)
Cash Dividends Declared per Share	$0.18	$2.78	$3.27	$2.73	$0.15
At Period End:
Total Assets	$615,940	$358,765	$360,065	$371,143	$359,791
Long-term Debt-Net of Current Maturities	$—	$—	$1,500	$1,500	$4,361
Total Shareholders’ Equity	$86,434	$144,070	$200,091	$185,885	$149,472

(1)	Fiscal 2009 operating results includes $23.4 million of refinery explosion-related charges and $27.9 million of gains on derivative contracts intended to hedge 2010 raw sugar costs. Total assets include $190 million of property, plant and equipment as a result of the project to rebuild the Port Wentworth refinery.
(2)	Fiscal 2008 includes $27.2 million of refinery explosion-related charges.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate in a single domestic business segment, which produces and sells refined sugar and related products. Our results of operations substantially depend on market factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugar beets, prices of competing crops, supply and price of raw cane sugar in the world, domestic dietary trends, competing sweeteners, weather conditions, production outages at key industry facilities and the United States and Mexican farm and trade policies. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The 2008 Farm Bill limits the importation of raw cane sugar and the marketing of refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries.

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprises approximately 60% of our capacity, was suspended after the accident until we commenced sustained liquid bulk sugar production in late June 2009. Granulated bulk sugar production was initiated in late July 2009 and granulated packaged production on certain lines began in September 2009.

Results of Operations

Fiscal Year Ended September 30, 2009 compared to Fiscal Year Ended September 30, 2008

Continuing Operations

Our loss from continuing operations was $23.8 million in fiscal 2009 as compared to a loss from continuing operations of $21.2 million in fiscal 2008. Lower sales volumes along with higher manufacturing and freight costs due to the loss of the Port Wentworth production capacity had a significant negative impact on earnings. Increases in refined sales prices in excess of domestic raw sugar cost increases partially offset the manufacturing and freight costs. Refinery explosion related charges (as described in Note 2 to the Consolidated Financial Statements) resulted in net pre-tax charges of $23.4 million in fiscal 2009 and $27.2 million in fiscal 2008. As a result of the rapid increase in raw sugar prices during the 4th quarter of fiscal 2009, we recognized $27.9 million of pre-tax gains on domestic raw sugar derivatives intended to hedge raw sugar purchases in fiscal 2010, which do not qualify for hedge accounting treatment. Our raw sugar costs in fiscal 2010 will not have the benefit of these hedge gains and will be higher as a result. We discuss these and other factors in more detail below. These results do not include any recoveries for lost income under the business interruption portion of the Company’s property insurance policy.

	Fiscal Year Ended September 30,
	2009	2008
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$510	$574
By-product Sales	10	15
Other	3	3

Net Sales	$523	$592

Sugar sales comprised approximately 98% of our net sales in fiscal 2009 and 97% in fiscal 2008. Sugar sales volumes and prices were:

	Fiscal Year Ended September 30,
	2009		2008
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales(1):
Industrial	7,071	$30.90	8,004	$29.42
Consumer	4,651	38.02	5,670	35.36
Distributor	2,886	34.75	3,463	31.45

Domestic Sales	14,608	33.93	17,137	31.80
World/Toll	555	25.13	1,364	21.45

Sugar Sales	15,163	$33.61	18,501	$31.04

(1)	The Company redefined its foodservice sales channel and began reporting sales as the distributor channel in fiscal 2009. The effect of this change, in general, was to move certain customers from the industrial channel to the distributor channel. Fiscal 2008 sales volumes and prices have been restated accordingly.

Net sales decreased 11.8% in fiscal 2009 driven by an overall sugar volume decrease of 18.0% primarily due to the lost production volume from the Port Wentworth refinery, partially offset by increased sugar purchased from other producers. Domestic prices increased 6.7% and gross margin as a percentage of sales was 2.1% for fiscal 2009 as compared to 1.1% for fiscal 2008. Domestic sugar supply conditions, driven by an 11.8% reduction in beet sugar production in the fall of 2008, led to the higher refined sugar prices in fiscal 2009.

The majority of industrial channel sales and a portion of distributor channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, realized sales prices tend to lag market trends. The Company continues to fulfill lower-priced contracts which existed at the time of the Port Wentworth explosion in February 2008, dampening the effect of higher prices in the current year. These contracts amounted to 35% of the combined sales in the industrial and distributor channels in fiscal 2009. The Company expects that these lower-priced contracts will continue to be fulfilled in 2010, primarily affecting prices in the first quarter. The beet crop being harvested during the fall of 2009 is estimated by the USDA to be 5.6% larger than the prior year crop, but imports from Mexico are projected to be significantly lower in fiscal 2010. As a result, domestic sugar supplies are projected to remain tight in 2010. Refined prices have risen during fiscal 2009 and remained at historically higher levels due to these supply conditions, as well as the effect of high raw sugar prices discussed below.

Raw sugar costs rose in fiscal 2009 compared to the prior year and partially offset the margin impact of higher refined prices. Our cost of domestic raw cane sugar increased from $20.82 per cwt (on a raw market basis) for last year to $22.00 per cwt this year. The higher domestic raw cane sugar cost decreased our gross margin percentage by 2.7%. Raw sugar production shortfalls in India and poor crop conditions in Brazil have created very tight supply in the world raw sugar market, which in turn has driven up U.S. domestic raw sugar prices. Beginning in the summer of 2009 domestic raw sugar prices rose to twenty-eight year highs and have continued to increase in the first quarter of fiscal 2010. If the balance of our anticipated raw sugar purchases for fiscal 2010 were priced in the domestic sugar futures market on December 4, 2009, our raw sugar costs for fiscal 2010 would be $27.15 per cwt. The Company has announced several prices increases to attempt to offset the increase in raw sugar cost, however there can be no assurance that we will be successful in achieving sales prices increases sufficient to offset these higher raw sugar costs.

The Company recognized $27.9 million of gains on domestic raw sugar futures contracts intended to hedge fiscal 2010 raw sugar purchases as a result of the rapid increase in raw sugar prices during the 4th quarter of fiscal 2009. Because of the Company’s inability to forecast raw sugar purchases as a result of delays in the Port Wentworth start-up during fiscal 2009, gains on our raw sugar futures contracts did not qualify to be deferred until fiscal 2010 under applicable derivative hedge accounting standards. As a result, raw sugar costs in fiscal

2010 will be higher. These gains resulted in a 5.2% improvement in gross margin percentage in fiscal 2009, compared to the prior year.

Energy costs per cwt for fiscal 2009 were lower than the prior year due to lower natural gas prices, partially offset by a negative mix of energy sources caused by the curtailment of sugar production in Port Wentworth. Lower energy costs increased gross margin as a percent of sales by 0.2%. The Port Wentworth refinery has the ability to utilize lower priced coal as its primary energy source, while the Gramercy refinery exclusively uses natural gas. Natural gas usage was 100% of our energy usage in fiscal 2009, compared to 75% in the prior year. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity decreased to $7.43 per mmbtu in the current year as compared to $9.13 per mmbtu for last year.

	Fiscal Year Ended September 30,
	2009		2008
	Volume	Price	Volume	Price
	(000 MMBTU)	(per MMBTU)	(000 MMBTU)	(per MMBTU)
Natural Gas	2,749	$7.43	2,244	$9.13
Coal	—	—	705	3.66
Fuel Oil	—	—	1	7.40

Total	2,749	$7.43	2,950	$7.82

We have purchased or hedged approximately 72% of our expected natural gas requirements for fiscal 2010 at a price of $5.41 per mmbtu. If the balance of our anticipated natural gas purchases were priced in the futures market on December 4, 2009, our natural gas costs would be $5.6 million lower than fiscal 2009.

Gross margin was negatively impacted by higher transportation costs since the Port Wentworth accident, resulting in a decrease in gross margin percentage of 1.8% in fiscal 2009 as compared to the prior year. Increased distances to serve Port Wentworth customers from the Gramercy refinery as well as a shift in the delivery mix accounted for 0.9% of the gross margin reduction while higher freight rates drove the remaining 0.9% gross margin change.

Manufacturing costs increased over the prior year primarily due to high start-up and operating costs at the Port Wentworth refinery as the facility ramped up production in the last quarter of fiscal 2009. Lower daily production rates caused significantly higher fixed unit costs due to absorption as the refinery ran at approximately 25% of its normal daily production rate in the 4th fiscal quarter. Higher safety, cleaning and repair costs at both Gramercy and Port Wentworth also contributed to the increase in manufacturing costs over the prior year As a result of the foregoing, higher manufacturing costs reduced gross margin percentage by 6.1%. We expect to incur significantly higher depreciation charges in future periods as a result of the cost to rebuild the Port Wentworth refinery.

Selling, general and administrative expense for fiscal 2009 increased $0.3 million from fiscal 2008 primarily due to higher legal costs of $2.9 million, offset in part by $1.9 million of lower compensation costs and lower depreciation expense of $0.9 million.

The Company along with other sugar industry participants was party to a pending lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement which was recorded as a gain on litigation settlement in the quarter ended December 31, 2008.

In fiscal 2009 we incurred $53.8 million of costs related to the refinery accident and have recognized insurance recoveries totaling $30.4 million, resulting in a net charge of $23.4 million to operations. At September 30, 2009, the Company had received $227 million of advances in excess of recoveries recognized in the Consolidated Statements of Operations. We expect to recognize significant gains for such advances upon settlement of the insurance claims in the future. Details of the costs incurred and the status of insurance recoveries is provided in Note 2 to the Consolidated Financial Statements.

As a result of the foregoing, our operating loss was $41.9 million in fiscal 2009 compared to an operating loss of $66.2 million in fiscal 2008.

All of the $0.8 million of interest expense incurred as a result of borrowings under the revolving credit facility was capitalized as part of the cost of constructing assets. The remaining interest expense decreased by $0.2 million in fiscal 2009 primarily as a result of lower accruals on tax liabilities.

Interest income decreased by $2.2 million in fiscal 2009 primarily due to lower interest rates on invested balances.

Other income included the following (in thousands of dollars):

	Fiscal Year Ended September 30,
	2009	2008
Equity earnings in investment in:
Comercializadora Santos Imperial S. de R.L. de C.V.	$1,775	$665
Wholesome Sweeteners, Inc.	706	1,089
Distributions from cost-basis limited partnership	147	11,422
Gain on securities	388	51
Other	32	128

Total	$3,048	$13,355

In fiscal 2008 the Company received an $11.2 million cash distribution from its long-term, cost-basis investment. In November 2007, the Company formed a 50/50 joint venture with a Monterrey, Mexico based sugar producer, which markets sugar products in Mexico and facilitates cross-border transactions under the provisions of NAFTA. We own a 50% share of Wholesome Sweeteners, Inc, an organic and fair trade sweetener company. Wholesome’s results are reported net of amortization of identified intangibles of $0.7 million in fiscal 2009 and $0.1 million in fiscal 2008.

Detail of our provision for income taxes, including reconciliation to the statutory federal rates, is provided in Note 8 to the Consolidated Financial Statements.

Discontinued Operations

Income from discontinued operations in fiscal 2009 is a result of the resolution of pre-disposal contingencies. Income from discontinued operations in fiscal 2008 was a gain resulting from the settlement of certain escrow arrangements for a previously sold business.

Fiscal Year Ended September 30, 2008 compared to Fiscal Year Ended September 30, 2007

Continuing Operations

Loss from continuing operations was $21.2 million in fiscal 2008 as compared to income from continuing operations of $43.6 million in fiscal 2007. Lower sales volumes and higher costs due to the loss of the Port Wentworth refinery production capacity, as well as lower domestic sugar prices were the primary drivers of lower profitability from fiscal 2007. Refinery explosion related charges (as described in Note 2 to the Consolidated Financial Statements) resulted in net pre-tax charges of $27.2 million in fiscal 2008. We discuss these and other factors in more detail below. These results do not include any recoveries for lost income under the business interruption portion of the Company’s property insurance policy.

	Fiscal Year Ended September 30,
	2008	2007
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$574	$851
By-product Sales	15	21
Other	3	4

Net Sales	$592	$876

Sugar sales comprised approximately 97% of our net sales in fiscal 2008 and 2007. Sugar sales volumes and prices were:

	Fiscal Year Ended September 30,
	2008		2007
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales(1):
Industrial	8,004	$29.42	11,305	$31.02
Consumer	5,670	35.36	8,040	36.13
Distributor	3,463	31.45	4,741	34.31

Domestic Sales	17,137	31.80	24,086	33.37
World/Toll	1,364	21.45	2,476	19.07

Sugar Sales	18,501	$31.04	26,562	$32.04

(1)	The Company redefined its distributor sales channel and began reporting sales as the distributor channel in fiscal 2009. The effect of this change, in general, was to move certain customers from the industrial channel to the distributor channel. Fiscal 2008 and fiscal 2007 sales volumes and prices have been restated accordingly.

Net sales decreased 32.3% in fiscal 2008 driven by an overall sugar volume decrease of 30.3% primarily due to the lost production volume from the Port Wentworth refinery, partially offset by increased production in our Gramercy refinery and sugar purchased from producers. Domestic prices decreased 4.7% and gross margin as a percentage of sales was 1.1% for fiscal 2008 as compared to 10.7% for fiscal 2007. Domestic sugar supply conditions, driven by a large domestic sugar beet crop in the fall of 2007, led to lower refined sugar prices and reduced sales margins in fiscal 2008. Lower prices were experienced across all sales channels, although average consumer prices were bolstered by a higher mix of branded sales as we made significant efforts to maintain share of the Dixie Crystal brand in the Southeast which has predominantly been produced at the Port Wentworth refinery.

Partially offsetting the margin impact of lower refined prices, the cost of raw sugar was lower than the prior year. Our cost of domestic raw cane sugar decreased from $21.00 per cwt (on a raw market basis) in fiscal 2007 to $20.86 per cwt in fiscal 2008. The lower domestic raw cane sugar cost increased our gross margin percentage by 0.5%.

Energy costs per cwt for fiscal 2008 were higher than the prior year due to a negative mix of energy sources caused by the curtailment of sugar production in Port Wentworth, as well as higher natural gas prices. Higher energy costs reduced gross margin as a percent of sales by 0.9%. The Port Wentworth refinery utilizes lower priced coal as its primary energy source while the Gramercy refinery exclusively uses natural gas. As reflected in the table below, natural gas provided approximately 59% of the energy for our plants in fiscal 2007, while the remainder of our energy usage was comprised of coal and fuel oil. Natural gas usage increased to 75% of the total energy usage in fiscal 2008. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity increased to $9.13 per mmbtu in fiscal 2008 as compared to $7.90 in fiscal 2007.

	Fiscal Year Ended September 30,
	2008		2007
	Volume	Price	Volume	Price
	(000 MMBTU)	(per MMBTU)	(000 MMBTU)	(per MMBTU)
Natural Gas	2,244	$9.13	2,652	$7.90
Coal	705	3.66	1,793	3.62
Fuel Oil	1	7.40	46	8.27

Total	2,950	$7.82	4,491	$6.20

Gross margin was significantly impacted by higher transportation costs. Increased distances on deliveries to customer locations caused by servicing Port Wentworth-based customers, as well as higher fuel and rail fleet costs, have had an adverse effect on our transportation costs reducing gross margin percentage by 2.3% for fiscal 2008. A shift in delivery mix with fewer customer pickups and increased deliveries from outside warehouses accounted for 1% of the 2.3% gross margin reduction. Increased distances to customers accounted for 0.7% of the gross margin reduction and higher fuel and freight rates drove the remaining 0.6% gross margin change. Manufacturing costs increased over fiscal 2007 due to continuing fixed costs in Port Wentworth as well as higher labor and packaging materials cost in Gramercy. Gross margin percentage for fiscal 2008 was reduced by 1.5% as a result of these increased costs.

We purchased 1.2 million cwt of refined product from other producers and re-negotiated certain industrial contract volumes in fiscal 2008 to help mitigate the impact on industrial customers of supply disruptions under existing industrial contracts. The cost of those purchases was higher than our cost of production, negatively impacting gross margin as a percent of sales by 0.8% for fiscal 2008.

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

In fiscal 2008 we incurred $63.3 million of costs related to the refinery explosion and have accrued insurance recoveries totaling $36.1 million, resulting in a net charge of $27.2 million to operations. Details of the costs incurred and the status of insurance recoveries is provided in Note 2 to the Consolidated Financial Statements.

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

In October 2007, the Company received an $11.2 million cash distribution from its long-term limited partnership investment as a result of the partnership selling its principal asset, an interest in a fuel oil terminal in the Port of Houston. In November 2007, the Company formed a 50/50 joint venture with a Monterrey, Mexico based sugar producer, which markets sugar products in Mexico and facilitates cross-border transactions under the provisions of NAFTA. We own a 50% share of Wholesome Sweeteners, Inc, an organic and fair trade sweetener company. Other income included the following (in thousands of dollars):

	Fiscal Year Ended
	2008	2007
Equity earnings in investment in
Comercializadora Santos Imperial S. de R.L. de C.V.	$665	$—
Wholesome Sweeteners, Inc.	1,089	473
Distributions from cost basis limited partnership	11,422	900
Gain on securities	51	81
Other	128	10

Total	$13,355	$1,464

Detail of our provision for income taxes, including reconciliation to the statutory federal rates, is provided in Note 8 to the Consolidated Financial Statements.

Discontinued Operations

Income from discontinued operations in fiscal 2008 was a gain resulting from the settlement of certain escrow arrangements for a previously sold business. The loss from discontinued operations in fiscal 2007 resulted primarily from a $3.1 million award in the SMBSC arbitration proceedings in connection with SMBSC’s claims against the Company for breach of warranties and covenants.

Liquidity and Capital Resources

We have rebuilt the portions of the Port Wentworth refinery and packaging operations that were damaged or destroyed in the industrial accident in February 2008. We expect to complete the reconstruction project in January 2010. The Company has property damage insurance, which provides replacement cost coverage for affected facilities or a reduced amount to the extent not replaced. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. The combined policy coverage for property damage and business interruption is subject to deductibles and a number of exclusions and sub-limits, as well as an overall policy limit of $350 million per event. The replacement cost of the damaged facilities at the Port Wentworth refinery is estimated in the range of $220 million to $230 million and we had spent $154 million on the project through September 30, 2009. The Company is in negotiations with the insurers to complete a final settlement of the claim. Through September 30, 2009, we have received advances on our property insurance claims totaling $294 million and received an additional $6 million in October 2009.

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

At September 30, 2009, the Company had cash and cash equivalents of $115.6 million. Additionally, as more fully described below, the Company has a revolving credit agreement with Bank of America, N.A. (the “Revolver”) which provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans. At September 30, 2009, we had $60 million of outstanding borrowings and had the capacity under the borrowing base formula to borrow $22.8 million against inventory and receivables, after deducting outstanding letters of credit totaling $7.4 million.

We believe that our available liquidity and capital resources including cash from operations, insurance recoveries, cash balances and existing revolving credit agreement, are sufficient to meet our operating and capital needs, including estimated reconstruction costs and ongoing capital improvements, through fiscal 2010.

The amount and timing of remaining insurance recoveries is subject to continuing progress on our negotiations with the insurers. Should the timing of the receipt of insurance recoveries be unduly delayed or the amount of the recovery be limited, our liquidity could be negatively impacted. The continued credit crisis and related turmoil in the global financial system could make the availability of borrowings available to finance any insurance shortfall or other liquidity needs difficult, and the cost of such borrowings expensive.

Current liabilities, which include $227.5 million of insurance advances in excess of recognized recoveries, exceed current assets by $109.4 million at September 30, 2009.

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

In addition, in the event that our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for fiscal 2009 was $100 million.

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

Our capital expenditures for the twelve months ended September 30, 2009 were $162.5 million including $154.0 million relating to the Port Wentworth rebuild. Capital expenditures in fiscal 2010, excluding the Port Wentworth rebuild project, are expected to total between $18.0 million and $25.0 million, related primarily to safety improvements and normal equipment replacement, and includes approximately $6.0 million of improvements we are obligated to complete in connect with the LSR joint venture agreements.

Pension liabilities of $98.2 million, along with a $12.0 million liability for postretirement and post employment medical benefits and deferred compensation liabilities of $8.1 million comprised the substantial portion of the non-current deferred employee benefits and other liabilities at September 30, 2009.

Our contributions to company-sponsored pension plans totaled $10.6 million in fiscal 2009 and are expected to total approximately $13.7 million in fiscal 2010. Based on the fair value of plan assets and interest rates as of September 30, 2009, assuming no change in future interest rates and assuming the plans’ assets grow at 7% per year, we estimate that our required contributions in future fiscal years will approximate $15.6 million in 2011, $15.2 million in 2012, $14.9 million in 2013 and $14.8 million in 2014.

In fiscal 2009, we paid dividends totaling $0.18 per share.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

The following table provides a summary of contractual commitments as of September 30, 2009, for the periods indicated:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Millions of Dollars)
Long-term Debt Payments	$—	$—	$—	$—	$—
Operating Leases	9.3	2.7	4.5	2.1	—
Revolving Credit Line Payments	60.0	—	60.0	—	—
Purchase Obligations:
Raw Sugar(1)	424.8	394.0	30.8	—	—
Other(2)	58.1	46.9	11.2	—	—

Total Purchase Obligations	552.2	443.6	106.5	2.1	—
Other Long-term Liabilities Reflected on Balance Sheet Under GAAP(3)	7.8	0.9	1.7	1.4	3.8

Total	$560.0	$444.5	$108.2	$3.5	$3.8

(1)	Includes an estimated price for variably priced raw sugar contracts; actual price paid in the future will vary and such variance may be significant. Does not include raw sugar futures contracts which are not expected to result in actual delivery.
(2)	Includes open purchase orders for the purchase of goods and services issued in the ordinary course of business.
(3)	Includes projected future benefit payments for deferred compensation programs for certain current and former employees. Does not include pension and postretirement benefit costs. See Note 9 to the Consolidated Financial Statements.

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

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements for fiscal 2009. The following is a summary of the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Contingent Liabilities: The Company is party to a number of claims as a result of the Port Wentworth accident. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims and therefore has not recorded a liability for such claims. The Company has been notified that it may be required to reimburse its workers’ compensation liability insurance carrier for approximately $6.4 million of loss-based assessments from a State of Georgia fund. Additionally, the Company is contesting OSHA fines aggregating $8.8 million and has recorded a liability of $6.0 million for such fines. The final outcome of these matters may be materially different than the estimated liabilities provided for in these financial statements.

Allowance for Credit Losses: We extend trade credit to customers on substantially all of our sales and are subject to credit risk in the event of non-payment. We provide an allowance for estimated credit losses based on a review of prior loss history, a review of the trend in credit quality statistics about the receivable portfolio such as past due percentages, a review of individual credit extensions and other factors. As of September 30, 2009, the allowance for estimated credit losses, which is reported as a reduction of accounts receivable in the consolidated balance sheet, was $0.4 million. Actual credit losses in the future may vary from this estimate.

Allowance for Trade Promotions and Coupon Redemptions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reduction for the sale of our products to consumers, reimbursement of customer paid advertising and amounts paid to obtain favorable display positions in retailers’ stores. Accruals for trade promotions are recorded at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us or by direct payment to customers. From time to time, we distribute coupons to consumers for our branded retail products, and accrue a liability for the estimated redemption costs based on historical rates. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers and the actual cost of coupon programs is dependent on actual consumer redemption rates. Allowances for trade promotions and coupon redemptions recorded in the balance sheet at September 30, 2009 totaled $4.4 million. Final determination of trade promotion allowances and coupon redemption may result in adjustments in future periods.

Defined Benefit and Medical Retirement Plans: The plan obligations and related assets of defined benefit and medical retirement plans are presented in Note 9 to the Consolidated Financial Statements. Pension plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined based on consultation with actuaries and are based in part on a number of assumptions we provide. Key assumptions in measuring the plan obligations include the discount rate, retirement rates, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. In determining the discount rate, we use the yield on the Citigroup Pension Discount Curve with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. At September 30, 2009, the actuarial assumption for our plans were: discount rate of 5.33%; long-term rate of return on plan assets of 7.00%; and healthcare cost trend rate ranging from 5.00% to 8.00%. A 1% change in the discount rate would change our recorded pension obligations by approximately $22.0 million, while a 1% change in the assumed rate of return on assets would change annual costs by $1.5 million. The impact of changes in healthcare trend rates is described in Note 9 to the Consolidated Financial Statements.

Insurance Recoveries: Insurance recoveries that are deemed to be probable and reasonably estimable are recognized to the extent of the related loss. Insurance recoveries which result in gains, including recoveries under business interruption coverage, are recognized only when realized by settlement with the insurers. Advances on insurance settlements are recorded as liabilities or offsets to accrued probable recoveries. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. We have recognized $30.4 million of insurance recoveries in the September 30, 2009 statement of operations.

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

Accounting for Income Taxes: Accounting for income taxes requires significant judgment in estimating the probability of the future tax benefit expected to be realized from future tax deductions attributable to temporary differences and loss carryforwards. We concluded that future tax benefits of all tax deductions from temporary book/tax differences and loss carryforwards will be realized in future years. The ultimate realization of these tax benefits is dependent on our operations generating sufficient taxable income during the future periods to offset the deductions and carryforwards. Additionally, the final resolution of certain tax positions we have taken or expect to take in filed tax returns is sometimes uncertain, and may be subject to adjustment in future periods. We evaluate the likelihood that a filed position will ultimately be sustained, and have recorded a liability of $6.1 million for such uncertainties. The ultimate resolution of these uncertainties may require an adjustment to this recorded amount.

New Accounting Pronouncements

Effective July, 1, 2009, the Company adopted the Accounting Standards Codification (ASC) issued by the Financial Accounting Standards Board (FASB). The ASC does not change generally accepted accounting principles in the United States of America (GAAP), but instead takes the numerous individual accounting pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, which are then broken down into subtopics, sections and paragraphs. The intent is to simplify user access to authoritative GAAP by providing all of the guidance related to a particular topic in one place. The ASC supersedes all previously existing non-SEC or non-grandfathered accounting and reporting standards. The adoption of the ASC did not have any impact on the Company’s consolidated financial statements.

The FASB has issued new authoritative guidance that is further discussed in Note 1 to the Consolidated Financial Statements. This new guidance, once effective, establishes additional accounting and disclosure requirements. Management has evaluated, as described in Note 1 to the Consolidated Financial Statements, the effects such requirements will have on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. The guidance also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). The guidance also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption this guidance, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, however, all other requirements shall be applied prospectively. This guidance will not have a material effect on the Company’s consolidated financial statements since the Company does not have existing minority interests.

In March 2008, the FASB issued authoritative guidance intended to provide users of employers’ financial statements with more informative disclosures about the nature and valuation of postretirement benefit plan assets. The disclosures on plan assets are effective for fiscal years ending after December 15, 2009.

In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The guidance is effective for fiscal years beginning after December 15, 2008. This guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and disclosures.

In June 2009, the FASB issued authoritative guidance which amends certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of September 30, 2009.

	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	4,145,000	190,000
Weighted Average Contract Price (per cwt)	$25.19	$24.79
Contract Amount	$104,424,000	$4,720,000
Weighted Average Fair Value (per cwt)	$29.45	$27.25
Fair Value	$122,075,000	$5,188,000

Expected Maturity Fiscal 2010
World Futures Contracts (net long positions):
Contract Volumes (cwt)	934,000
Weighted Average Contract Price (per cwt)	$21.72
Contract Amount	$20,291,000
Weighted Average Fair Value (per cwt)	$25.39
Fair Value	$23,716,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At September 30, 2008, our domestic futures position was a net long position of 227,000 cwt at an average contract price of $21.84 and an average fair value price of $22.46. Our world futures position at September 30, 2008 was a net long position of 610,400 cwt at an average contract price of $14.22 and an average fair value price of $13.66.

The information in the table below presents our natural gas futures positions outstanding as of September 30, 2009.

	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011
Futures Contracts (long positions):
Contract Volumes (mmbtu)	1,360,000	60,000
Weighted Average Contract Price (per mmbtu)	$5.96	$6.95
Contract Amount	$8,105,000	$417,000
Weighted Average Fair Value (per mmbtu)	$5.87	$6.74
Fair Value	$7,979,000	$404,000

At September 30, 2008, our natural gas futures position was a long position of 870,000 mmbtu with an average contract price of $11.47 and an average fair value price of $7.89.

At September 30, 2009 and 2008, we had no financial instruments which were sensitive to interest rate changes.

ITEM 8.	Financial Statements and Supplementary Data

See the index of financial statements and financial statement schedules under “Item 15. Exhibits, Financial Statement Schedules.”

Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

	Fiscal Year 2009
	Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009(1)
Net Sales	$108,648	$124,302	$142,291	$147,322
Gross Margin	(2,970)	(5,822)	304	19,541
Income (Loss) from Continuing Operations	(580)	(12,578)	(10,481)	(188)
Income from Discontinued Operations	644	—	—	—
Net Income (Loss)	64	(12,578)	(10,481)	(188)
Earnings Per Share:
Income (Loss) from Continuing Operations:
Basic	$(0.05)	$(1.07)	$(0.89)	$(0.02)
Diluted	(0.05)	(1.07)	(0.89)	(0.02)
Income from Discontinued Operations:
Basic	$0.06	$—	$—	$—
Diluted	0.06	—	—	—
Net Income (Loss):
Basic	$0.01	$(1.07)	$(0.89)	$(0.02)
Diluted	0.01	(1.07)	(0.89)	(0.02)
Cash Dividends Paid	$0.07	$0.07	$0.02	$0.02

	Fiscal Year 2008
	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Net Sales	$215,505	$145,222	$106,887	$124,809
Gross Margin	14,195	2,217	(5,006)	(4,902)
Income from Continuing Operations	12,263	(15,531)	(12,516)	(5,397)
Income from Discontinued Operations	—	—	—	260
Net Income	12,263	(15,531)	(12,516)	(5,137)
Earnings Per Share:
Income (Loss) from Continuing Operations:
Basic	$1.06	$(1.33)	$(1.07)	$(0.46)
Diluted	1.04	(1.33)	(1.07)	(0.46)
Income from Discontinued Operations:
Basic	$—	$—	$—	$0.02
Diluted	—	—	—	0.02
Net Income (Loss):
Basic	$1.06	$(1.33)	$(1.07)	$(0.44)
Diluted	1.04	(1.33)	(1.07)	(0.44)
Cash Dividends Paid	$0.07	$2.57	$0.07	$0.07

(1)	Includes $27.9 million of gains on derivative contracts intended to hedge 2010 raw sugar costs.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting as of September 30, 2009 can be found on page 39 of the Financial Section of this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

The Company completed a comprehensive review and revision of its Code of Ethics. The revisions to the Code of Ethics, which became effective on December 4, 2009, affect each of the items in Item 406(b) of Regulation S-K.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accountant Fees and Services

Information regarding our executive officers is included in Part I of this report. The other information required by Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2009, and is incorporated in this report by reference.

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

*4(a)	Rights Agreement dated as of December 31, 2002 between the Company and The Bank of New York (previously filed as Exhibit 4(a) to the 2002 Form 10-K and incorporated herein by reference).

*4(b)	Amendment, dated October 10, 2008, to Rights Agreement between Imperial Sugar Company and The Bank of New York (previously filed as Exhibit 4.1 to the Form 8-K dated October 10, 2008 and incorporated herein by reference).

*†10(a)(1)	Executive Employment Agreement with John C. Sheptor (previously filed as Exhibit 10.1 to the Form 8-K dated August 10, 2009 and incorporated herein by reference).

*†10(a)(2)	Severance and Change of Control Agreement for Louis T. Bolognini (previously filed as Exhibit 10.2 to the Form 8-K dated August 10, 2009 and incorporated herein by reference).

*†10(a)(3)	Severance and Change of Control Agreement for Patrick D. Henneberry (previously filed as Exhibit 10.3 to the Form 8-K dated August 10, 2009 and incorporated herein by reference).

* †10(a)(4)	Specimen of Change in Control Agreement for certain of Imperial Sugar’s officers (previously filed as Exhibit 10(a)(6) to the 2008 Form 10-K and incorporated herein by reference).

†10(a)(5)	Schedule of Change in Control Agreements.

Exhibit No.	Document

*†10(b)	Imperial Holly Corporation Retirement Plan For Non-employee Directors (previously filed as Exhibit 10(j) to the 1994 Form 10-K and incorporated herein by reference).

*†10(c)(1)	Long-Term Incentive Plan of Reorganized Imperial Sugar Company (previously filed as Exhibit 10(f) to the 2001 Form 10-K and incorporated herein by reference).

*†10(c)(2)	Second Amendment to Long Term Incentive Plan (previously filed as Exhibit 10.1 to the Form 8-K dated January 16, 2008 and incorporated herein by reference).

*†10(c)(3)	Specimen of Imperial Sugar Company Long Term Incentive Plan Non Qualified Stock Option Award Agreement (previously filed as Exhibit 10(e)(2) to the 2005 Form 10-K and incorporated herein by reference).

*10(d)(1)	Amended and Restated Credit Agreement dated as of December 1, 2004 among the financial institutions named therein, as lenders, Bank of America, N.A., as administrative agent, and Imperial Sugar Company (previously filed as an Exhibit to the Form 8-K dated December 1, 2004 and incorporated by reference herein).

*10(d)(2)	Omnibus Amendment to Amended and Restated Credit Agreement dated January 1, 2006 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4(b)(1) to the March 2006 Form 10-Q and incorporated herein by reference).

*10(d)(3)	Second Amendment to Amended and Restated Credit Agreement dated March 15, 2006 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4(b)(2) to the March 2006 Form 10-Q and incorporated herein by reference).

*10(d)(4)	Third Amendment to Amended and Restated Credit Agreement dated July 30, 2007 by and among Bank of America, N.A., as administrative agent, and Imperial Sugar Company and the other borrowers and obligated parties thereto (previously filed as Exhibit 4 to the June 2007 Form 10-Q and incorporated herein by reference).

†10(e)	Summary of Imperial Sugar Company Management Incentive Plan for fiscal 2009 and 2010.

*10(f)	Member Contribution Agreement dated as of November 19, 2009 by and among Louisiana Sugar Refining, LLC, Imperial-Savannah LP, Sugar Growers and Refiners, Inc., and Cargill, Incorporated (previously filed as Exhibit 2.1 to the Form 8-K dated November 19, 2009 and incorporated herein by reference).

*10(g)	Third Amended and Restated Limited Liability Company Agreement of Louisiana Sugar Refining, LLC dated as of November 19, 2009 (previously filed as Exhibit 10.1 to the Form 8-K dated November 19, 2009 and incorporated herein by reference).

14	Code of ethics.

21	Subsidiaries of Imperial Sugar Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Indicates we have previously filed the exhibit with the SEC as indicted in the document description. We incorporate those previously filed exhibits in this report by reference.
†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2009.

IMPERIAL SUGAR COMPANY

By:	/S/ JOHN C. SHEPTOR
John C. Sheptor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 7, 2009.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including Imperial Sugar Company’s principal executive officer and principal financial and accounting officer, is responsible for establishing and maintaining adequate internal control over Imperial Sugar Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Sugar Company’s internal control over financial reporting was effective as of September 30, 2009.

The effectiveness of our internal control over financial reporting as of September 30, 2009, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John C. Sheptor	/s/ H.P. Mechler
John C. Sheptor	H.P. Mechler
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the internal control over financial reporting of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2009 of the Company and our report dated December 7, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the explosion and fire on February 7, 2008 at the Company’s sugar refinery in Port Wentworth, Georgia.

/s/    DELOITTE & TOUCHE LLP

Houston, Texas

December 7, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imperial Sugar Company and subsidiaries at September 30, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company experienced an explosion and fire on February 7, 2008 at its sugar refinery in Port Wentworth, Georgia, in which the refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Houston, Texas

December 7, 2009

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$115,584	$74,723
Marketable Securities	56	7,425
Accounts Receivable—Net	34,601	28,464
Income Tax Receivable	—	12,704
Inventories:
Finished Products	18,434	39,349
Raw and In-Process Materials	83,215	49,631
Supplies	10,626	10,968

Total Inventory	112,275	99,948
Deferred Income Taxes—Net	16,215	2,343
Prepaid Expenses and Other Current Assets	14,873	9,368

Total Current Assets	293,604	234,975
Other Investments	10,930	9,054
Property, Plant and Equipment—Net	252,913	78,185
Deferred Income Taxes—Net	55,940	34,062
Other Assets	2,553	2,489

Total	$615,940	$358,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable—Trade	$87,141	$48,079
Borrowing under Revolving Credit Line	60,000	—
Other Current Liabilities	28,390	24,278
Insurance Advances, Net	227,475	63,879

Total Current Liabilities	403,006	136,236

Deferred Employee Benefits and Other Liabilities	126,500	78,459
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,026,354 and 11,964,927 Shares Issued at September 30, 2009 and 2008	128,421	125,992
Retained Earnings	27,922	53,823
Accumulated Other Comprehensive Loss	(69,909)	(35,745)

Total Shareholders’ Equity	86,434	144,070

Total	$615,940	$358,765

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2009	2008	2007
	(In Thousands of Dollars, Except Share and Per Share Amounts)
Net Sales	$522,563	$592,423	$875,527
Cost of Sales (includes depreciation of $12,356,000, $11,059,000 and $11,417,000 for the years ended September 30, 2009, 2008 and 2007, respectively)	(511,510)	(585,919)	(781,990)
Selling, General and Administrative Expense (includes depreciation of $1,923,000, $2,871,000 and $2,710,000 for the years ended September 30, 2009, 2008 and 2007, respectively)	(45,760)	(45,430)	(52,306)
Refinery Explosion Related Charges, Net	(23,389)	(27,227)	—
Gain on Litigation/Arbitration Settlements	16,148	—	6,752
Gain on Commodity Exchange Seats	—	—	3,654
Gain on Operating Asset Dispositions	—	—	2,105

Operating Income (Loss)	(41,948)	(66,153)	53,742
Interest Expense	(1,474)	(1,667)	(1,849)
Interest Income	489	2,662	3,951
Other Income—Net	3,048	13,355	1,464

Income (Loss) from Continuing Operations Before Income Taxes	(39,885)	(51,803)	57,308
Benefit (Provision) for Income Taxes	16,058	30,622	(13,753)

Income (Loss) from Continuing Operations	(23,827)	(21,181)	43,555
Income (Loss) from Discontinued Operations	644	260	(3,316)

Net Income (Loss)	$(23,183)	$(20,921)	$40,239

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(2.03)	$(1.81)	$3.81
Income (Loss) from Discontinued Operations	0.05	0.02	(0.29)

Net Income (Loss)	$(1.98)	$(1.79)	$3.52

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(2.03)	$(1.81)	$3.71
Income (Loss) from Discontinued Operations	0.05	0.02	(0.28)

Net Income (Loss)	$(1.98)	$(1.79)	$3.43

Weighted Average Shares Outstanding:
Basic	11,721,357	11,657,622	11,445,506

Diluted	11,721,357	11,657,622	11,724,463

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive	Total
	(In Thousands of Dollars)
BALANCE September 30, 2006	11,292,449	$117,161	$101,841	$(33,117)	$185,885
Comprehensive Income:
Net Income			40,239		40,239
Change in Unrealized Securities Gains and Losses (Net of Tax of $20,000)				28	28
Change in Derivative Fair Value (Net of Tax of $343,000)				505	505
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $812,000)				1,194	1,194
Change in Pension and Other Postretirement Benefits Liability (Net of Tax of $2,196,000)				3,230	3,230

Total Comprehensive Income					45,196
Dividends ($3.27 per share)			(37,494)		(37,494)
Stock Options and Warrants Exercised and Restricted Stock Grants	516,294	6,504			6,504

BALANCE September 30, 2007	11,808,743	$123,665	$104,586	$(28,160)	$200,091
Comprehensive Loss:
Net Loss			(20,921)		(20,921)
Change in Unrealized Securities Gains and Losses (Net of Tax of $18,000)				(31)	(31)
Change in Derivative Fair Value (Net of Tax of $1,454,000)				(2,575)	(2,575)
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $983,000)				1,741	1,741
Foreign Currency Translation Adjustment (Net of Tax of $10,000)				(18)	(18)
Change in Pension and Other Postretirement Benefits Liability (Net of Tax of $3,694,000)				(6,702)	(6,702)

Total Comprehensive Loss					(28,506)
Cumulative Effect of a Change in Accounting Principle			2,864		2,864
Dividends ($2.78 per share)			(32,706)		(32,706)
Stock Options and Warrants Exercised and Restricted Stock Grants	156,184	2,327			2,327

BALANCE September 30, 2008	11,964,927	$125,992	$53,823	$(35,745)	$144,070
Comprehensive Loss:
Net Loss			(23,183)		(23,183)
Change in Derivative Fair Value (Net of Tax of $1,845,000)				(3,262)	(3,262)
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $2,691,000)				4,757	4,757
Foreign Currency Translation Adjustment (Net of Tax of $54,000)				(96)	(96)
Change in Pension and Other Postretirement Benefits Liability (Net of Tax of $20,247,000)				(35,796)	(35,796)

Total Comprehensive Loss					(57,580)
Adjustments to Apply FAS 158 Measurement Date Change for Pension and Other Postretirement Benefits (Net of Tax of $126,000)			(629)	233	(396)
Dividends ($0.18 per share)			(2,089)		(2,089)
Stock Options Exercised and Restricted Stock Grants	61,427	2,429			2,429

BALANCE September 30, 2009	12,026,354	$128,421	$27,922	$(69,909)	$86,434

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$(23,183)	$(20,921)	$40,239
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Savannah Event Related Impairment Charges	405	13,019	—
Insurance Recoveries Recognized	(30,404)	(36,121)	—
Advances from Insurance Carriers	60,000	86,981	—
Depreciation	14,279	13,930	14,127
Deferred Income Taxes	(16,032)	(18,647)	(434)
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	7,448	2,724	2,006
Cash Paid (Received) on Change in Fair Value of Derivative Instruments	(5,108)	(4,029)	848
Equity Earnings in Unconsolidated Subsidiaries	(2,481)	(1,754)	(473)
Non-Cash Portion of Gain on Commodity Exchange Seats	—	—	(2,893)
Gain on Asset Dispositions	—	—	(2,105)
Loss (Income) from Discontinued Operations	(644)	(260)	3,316
Stock-Based Compensation	2,502	2,284	1,748
Excess Tax Benefits from Stock-Based Compensation	141	(456)	(2,346)
Other	(174)	520	395
Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,137)	21,205	584
Income Tax Receivable	12,704	(12,704)	—
Inventories	(12,327)	172	36,879
Prepaid Expenses and Other Assets	(5,789)	(2,021)	(270)
Accounts Payable—Trade	10,344	(20,978)	1,483
Other Liabilities	(4,829)	6,727	(16,953)

Net Cash Provided by (Used in) Continuing Operations	715	29,671	76,151
Net Cash Provided by (Used in) Discontinued Operations	1,015	—	(3,281)

Net Cash Provided by Operating Activities	1,730	29,671	72,870

Investing Activities:
Capital Expenditures	(160,762)	(17,714)	(12,829)
Advances from Insurance Carriers	134,000	13,019	—
Investment in Wholesome Sweeteners	—	(4,000)	—
Investment in Marketable Securities	—	(193,402)	(123,103)
Proceeds from Maturity of Marketable Securities	—	205,852	103,153
Proceeds from Sale of Marketable Securities	7,754	512	2,327
Proceeds from Sales of Assets	538	—	7,382
Proceeds from Discontinued Operations	—	—	3,824
Other	(7)	355	—

Net Cash Provided by (Used in) Investing Activities	(18,477)	4,622	(19,246)

Financing Activities:
Borrowing under Revolving Credit Line	60,000	—	—
Repayment of Long-Term Debt	—	(1,500)	(2,665)
Cash Dividends	(2,319)	(32,756)	(37,212)
Stock Option and Warrant Proceeds	79	104	2,153
Excess Tax Benefits from Stock-Based Compensation	(141)	456	2,346
Other	(11)	(103)	(267)

Net Cash Used in Financing Activities	57,608	(33,799)	(35,645)

Increase in Cash and Cash Equivalents	40,861	494	17,979
Cash and Cash Equivalents, Beginning of Period	74,723	74,229	56,250

Cash and Cash Equivalents, End of Period	$115,584	$74,723	$74,229

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$19,330	$4,281	$3,372

Purchase of Property, Plant and Equipment on Account	$28,718	$—	$—

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009, 2008 and 2007

1. ACCOUNTING POLICIES

The Company/Basis of Presentation

The consolidated financial statements include the accounts of Imperial Sugar Company and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products.

Business Risks

The Company is significantly affected by market factors, including demand for and price of refined sugar and raw cane sugar and the price and availability of energy. These factors are influenced by a variety of external forces, including the number of domestic acres contracted to grow sugar cane and sugar beets, prices of competing crops, supply and price of raw cane sugar in the world, domestic health and eating trends, competing sweeteners, weather conditions and United States farm and trade policy. Federal legislation and regulations provide for mechanisms designed to support the price of domestic sugar crops, principally through the limitations on importation of raw cane sugar for domestic consumption and marketing allotments.

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

September 30, 2009, 2008 and 2007

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

Inventories

Inventories are stated at the lower of cost or market. Cost of sugar is determined under the last-in, first-out (LIFO) method. All other costs are determined under the first-in, first-out (FIFO) or average method. LIFO inventory at September 30, 2009 was $4.0 million lower than the amount which would be reported on the FIFO inventory valuation method. At September 30, 2008, LIFO inventory approximated FIFO inventory. Supplies inventory includes operating and packaging supplies as well as maintenance parts utilized in the Company’s manufacturing operations. Obsolescence reserve for supplies inventory was $1.7 million at September 30, 2009 and $2.4 million at September 30, 2008.

Revenue Recognition

The Company recognizes revenues when products are shipped under contract terms or approved purchase orders at stated prices and all significant obligations of the Company have been satisfied. Risk of loss passes at time of shipment. Provisions are made for estimated returns and estimated credit losses.

Insurance Recoveries

Insurance recoveries that are deemed to be probable and reasonably estimable are recognized to the extent of the related loss. Insurance recoveries which result in gains, including recoveries under business interruption coverage, are recognized only when realized by settlement with the insurers. Advances on insurance settlements are recorded as liabilities or offsets to accrued probable recoveries and are categorized in the Statement of Cash Flows based on the nature of the activity underlying the recovery. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates.

Hedge Accounting

The Company uses raw sugar futures and options in its raw sugar purchasing programs and uses natural gas futures, options and basis swaps to hedge natural gas purchases used in its manufacturing operations. The Company applies hedge accounting to these cash flow hedge instruments if the hedge instrument is expected to be effective and if the Company is able to reasonably forecast the amount and timing of the future purchased transaction. Under hedge accounting, eligible gains and losses on raw sugar futures and options are deferred and recognized as part of the cost of inventory purchases and charged or credited to cost of sales as such inventory is sold. Eligible gains and losses on natural gas futures, options and basis swaps are deferred and recognized as part of the cost of the natural gas purchases and charged to cost of sales in the period the forecasted purchase impacts earnings. The Company recognizes gains and losses on derivative instruments in current earnings, if the requirements of hedge accounting are not met.

Property and Depreciation

Property is stated at cost and includes expenditures for renewals and improvements and capitalized interest. Maintenance and repairs are charged to current operations. The Company capitalizes certain costs in connection

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

with the development of internal-use computer software. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is included in income.

Depreciation is provided principally on the straight-line method over the estimated service lives of the assets. In general, buildings are depreciated over 12 to 30 years and machinery and equipment over 10 to 15 years.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less cost to sell.

Fair Value of Financial Instruments

The fair value of financial instruments is estimated based upon market trading information, where available. Absent published market values for an instrument, management estimates the fair value of debt based on quotations from broker/dealers or interest rate information for similar instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

Federal Income Taxes

Federal income tax expense includes the current tax obligation or benefit and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities. The Company evaluates the realizability of deferred tax assets quarterly. When, based on all available evidence, it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established that is, in management’s judgement, sufficient to reduce the asset to an amount that is more likely than not to be realized.

Stock-Based Compensation

The Company recognizes compensation expense for awards of equity instruments based on the grant date fair value of those awards.

Environmental Matters

The Company provides for environmental remediation costs based on estimates of known environmental remediation exposure when such amounts are probable and estimable. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Capital costs incurred to prevent future environmental contamination are capitalized.

New Accounting Pronouncements

Effective July, 1, 2009, the Company adopted the Accounting Standards Codification (ASC) issued by the Financial Accounting Standards Board (FASB). The ASC does not change generally accepted accounting principles in the United States of America (GAAP), but instead takes the numerous individual accounting

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, which are then broken down into subtopics, sections and paragraphs. The intent is to simplify user access to authoritative GAAP by providing all of the guidance related to a particular topic in one place. The ASC supersedes all previously existing non-SEC or non-grandfathered accounting and reporting standards. The adoption of the ASC did not have any impact on the Company’s consolidated financial statements.

The FASB has issued new authoritative guidance that once effective, establishes additional accounting and disclosure requirements. Management has evaluated the effects such requirements will have on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. The guidance also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). The guidance also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption this guidance, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, however, all other requirements shall be applied prospectively. This guidance will not have a material effect on the Company’s consolidated financial statements since the Company does not have non-controlling interests.

In March 2008, the FASB issued authoritative guidance intended to provide users of employers’ financial statements with more informative disclosures about the nature and valuation of postretirement benefit plan assets. The disclosures on plan assets are effective for fiscal years ending after December 15, 2009.

In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The guidance is effective for fiscal years beginning after December 15, 2008. This guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and disclosures.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

In June 2009, the FASB issued authoritative guidance which amends certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

2. REFINERY EXPLOSION RELATED CHARGES

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprises approximately 60% of the Company’s capacity, was suspended after the accident until the Company commenced sustained liquid bulk sugar production in late June 2009. Granulated bulk sugar production was initiated in late July 2009 and granulated packaged production on certain lines began in September 2009. Installation of packaging equipment has been completed and all lines are expected to be in production in December 2009. The reconstruction project is expected to be completed when the refined sugar silos are operational in January 2010.

Charges and insurance recoveries recognized in the consolidated statements of operations are as follows (in thousands):

	Year Ended September 30, 2009	Year Ended September 30, 2008	February 7, 2008 to September 30, 2009
Property, plant and equipment impairment	$405	$13,019	$13,424
Inventory destroyed or damaged	1,639	6,752	8,391
Cost incurred as a result of the event:
Legal and consulting	16,514	7,724	24,238
Cleanup and repairs	11,567	8,280	19,847
Demolition	1,489	3,035	4,524
Loss on raw sugar contract	—	1,128	1,128
Emergency services and site security	—	1,288	1,288
Provision for OSHA fine	2,500	3,500	6,000
Other	1,118	3,365	4,483
Continuing refinery payroll cost	18,561	14,757	33,318
Deductibles accrued on liability policies	—	500	500

Total charges	53,793	63,348	117,141
Insurance recoveries recognized	(30,404)	(36,121)	(66,525)

Net charges	$23,389	$27,227	$50,616

Insurance advances, net are as follows (in thousands):

	September 30,
	2009	2008
Insurance advances received	$294,000	$100,000
Insurance recoveries recognized	(66,525)	(36,121)

Insurance advances, net	$227,475	$63,879

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

The Company has property damage insurance, which provides replacement cost coverage for the affected facilities. The policy also provides for business interruption insurance based on lost income and certain costs incurred during a reasonable period of reconstruction. Insurance recoveries that are deemed probable and are reasonably estimable have been recognized in the consolidated statements of operations to the extent of the related losses. Recoveries which are possible, but not yet probable and reasonably estimable, have not been recognized. The Company has provided preliminary claims information for property damage, incurred costs and business interruption coverage and is in discussions with the insurers about those claims. Since February 7, 2008 the Company has incurred $117.1 million of refinery explosion related charges and has recorded $66.5 million of recoveries against such charges.

Insurance recoveries that result in gains will be recognized only when realized. The Company estimates that business interruption claims for lost income for the period from February 7, 2008 through September 30, 2009 will total approximately $70 million to $80 million. Business interruption recoveries will be recognized in revenues upon settlement with the insurance carriers. No business interruption claim periods have yet been settled. Business interruption recoveries are recognized as taxable income on an installment basis as advances are received.

The Company’s property insurance policy provides for replacement cost coverage for destroyed property, if replaced within a two-year period. Based on construction estimates received to date, the Company estimates that the replacement cost of the destroyed buildings and equipment is in the range of $220 million to $230 million, compared to the $13.0 million net book value recognized as impaired in fiscal 2008. Accordingly, the Company expects to recognize a substantial gain in future periods when the property claims are settled.

Financial reporting gains recognized for replacement cost recoveries will not be recognized for tax purposes to the extent the Company made elections under the involuntary conversion rules of the Internal Revenue Code, if the insurance proceeds are reinvested in replacement property within a specified period of time. The replacement cost will establish a new basis in the assets for financial reporting purposes, which will result in higher depreciation charges in future years. The tax basis in the replaced assets will be reduced by the amount of the gain not recognized under the involuntary conversion rules.

3. COMMITMENTS AND CONTINGENCIES

The Company is party to a number of claims, including forty-five lawsuits brought on behalf of thirty-nine employees or their families and twenty-eight third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery accident. The Company believes that its workers compensation and liability insurance coverage is adequate to provide for damages arising from such claims. The Company recorded a charge of $0.5 million for the required deductibles under these policies as part of refinery explosion related charges in the consolidated statements of operations for fiscal 2008. Trial dates for two of the forty-five lawsuits have been set for May 2010.

Following the Port Wentworth accident, the U.S. Occupational Safety Health Administration (OSHA) conducted investigations at the Company’s Port Wentworth and Gramercy refineries. OSHA has the authority to issue citations alleging violations of the Occupational Safety and Health Act and the regulations thereunder and to propose penalties for any such violations. OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company has contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

matters have been assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. Trial dates for administrative law hearings have been set for May and June 2010.

Discovery in the OSHA matters is on-going and the Company is unable to predict the final outcome of this matter with certainty. The Company believes that it is probable that it will incur a loss in the range of $6.0 million to $8.8 million and, accordingly, recorded a liability in the consolidated financial statements for $6.0 million, the lower end of the range of estimates. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes.

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

On January 16, 2009, one of such stockholders filed a derivative action in the District Court of Harris County, Texas against twelve current and former directors and officers of the Company and named the Company as a nominal defendant. The action, entitled Delaney v. Sheptor, et al., Cause No. 2009-03145 (Dist. Ct. Tex.), asserts a claim of breach of fiduciary duty against defendants in connection with the February 2008 explosion at the Port Wentworth facility and seeks unspecified damages on behalf of the Company. The action has been stayed pending completion of the investigation by the committee of independent and disinterested directors, which investigation is on-going.

In January 2009, the Company was notified by its workers compensation liability insurance carrier that it anticipates charging the Company approximately $6.4 million as a result of certain loss-based assessments the carrier expected to receive from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”). The Company’s insurance contract provides that it reimburse the carrier for such SITF assessments. The Company is currently pursuing a possible abatement. The Company is unable to determine the amount of its ultimate liability for this proposed assessment.

Additionally, the Company is party to litigation and claims, which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its consolidated results of operations, financial position or cash flows. In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates.

In connection with the sale of a subsidiary in 2002, the buyer assumed $18.5 million of industrial revenue bonds, with final maturity in 2025. The Company remains contingently liable for repayment of the bonds under a guaranty arrangement and does not believe that a liability is probable. The Company has recorded a non-current liability for the fair value of the guarantee.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

The Company along with other sugar industry participants was party to a lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement and has reported a gain on litigation settlement.

The Company was obligated under $7.4 million in outstanding letters of credit at September 30, 2009, principally to secure insurance and customs obligations.

The Company leases certain facilities and equipment under cancelable and noncancelable operating leases. Total rental expenses for all operating leases amounted to $1.5 million in fiscal 2009, $1.5 million in fiscal 2008, and $1.1 million in fiscal 2007.

The aggregate future minimum lease commitments under noncancelable operating leases at September 30, 2009 are summarized as follows (in thousands of dollars):

Fiscal Year Ending September 30,	Operating Leases
2010	$2,710
2011	2,282
2012	2,210
2013	1,948
2014	120
Thereafter	—

4. MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company’s marketable securities at September 30, 2009 and 2008 consisted of (in thousands):

	September 30,
	2009	2008
U.S. Treasury Securities	$—	$257
Auction Rate Securities	—	7,112
Certificate of Deposit	56	56

Total Marketable Securities	$56	$7,425

Other investments at September 30, 2009 and 2008 consisted of (in thousands):

	September 30,
	2009	2008
Equity Investments:
Mexican Marketing Joint Venture	$2,573	$941
Wholesome Sweeteners Inc.	7,974	7,268
Cost Basis Investments:
Fuel Oil Terminal Limited Partnership	—	462
Intercontinental Commodity Exchange Stock	383	383

Total	$10,930	$9,054

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

In fiscal 2008 the Company received an $11.9 million cash distribution from a long-term limited partnership investment.

5. ACCOUNTS RECEIVABLE

Accounts receivable are reported net of an allowance for credit losses of $0.4 million at September 30, 2009 and $0.3 million at September 30, 2008. The provision for credit losses charged to selling, general and administrative expenses was an expense of $0.2 million in fiscal 2009, a credit of $0.6 million in fiscal 2008 and a credit of $0.1 million in fiscal 2007.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands of dollars):

	September 30,
	2009	2008
Land	$3,737	$3,434
Buildings, Machinery and Equipment	255,186	130,015
Construction in Progress	63,478	15,803

Total	322,401	149,252
Less Accumulated Depreciation	(69,488)	(71,067)

Property, Plant and Equipment—Net	$252,913	$78,185

7. DEBT

The Company has a senior secured revolving credit facility (Revolver) providing for loans of up to $100 million (subject to a borrowing base). This facility is used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The Revolver matures on December 31, 2011 and will have no financial covenants so long as average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) exceeds $20 million; otherwise a minimum EBITDA test would apply. The Revolver limits the Company’s ability to pay dividends if average total liquidity, after adjustment on a pro forma basis for such payment, is less than $20 million. Average total liquidity during fiscal 2009 was $100 million. The facility is secured by the Company’s cash and cash equivalents, accounts receivable, inventory, certain investments and certain plant, property, and equipment. All subsidiaries of the Company are borrowers or guarantors under the facility. At September 30, 2009 the Company had $60 million outstanding under the revolving credit facility with a fair value of $56.1 million.

Interest rates on the Revolver are LIBOR plus a margin that varies (with liquidity as defined) from 1.00% to 1.75%, or the base rate (Bank of America prime rate) plus a margin of negative 0.25% to positive 0.25%.

Although the final maturity of the Revolver is December 31, 2011, the Company classifies debt under the Revolver as current, as the agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

Cash paid for interest on debt and other long-term liabilities was $1.7 million, $1.0 million and $1.4 million for the years ended September 30, 2009, 2008 and 2007, respectively. Interest capitalized as part of the cost of constructing assets was $0.8 million and $0.1 million for the years ended September 30, 2009 and 2007; no interest was capitalized in fiscal 2008.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

8. INCOME TAXES

The components of the consolidated income tax provision (benefit) were as follows (in thousands of dollars):

	Year Ended September 30,
	2009	2008	2007
Federal:
Current	$(100)	$(12,043)	$13,961
Deferred	(15,926)	(5,985)	5,018
State:
Current	445	68	226
Deferred	(477)	(311)	(970)

Total Before Valuation Allowance	(16,058)	(18,271)	18,235
Valuation Allowance	—	(12,351)	(4,482)

Total	$(16,058)	$(30,622)	$13,753

The consolidated income tax provision from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company’s income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

	Year Ended September 30,
	2009	2008	2007
Income Taxes Computed at the Statutory Federal Rate	$(13,605)	$(18,131)	$20,057
State Income Taxes, Net of Federal Benefit	(32)	(243)	(744)
Effect of Amended Return Permanent Items	(2,673)
Other	252	103	(1,078)
Valuation Allowance		(12,351)	(4,482)

Total	$(16,058)	$(30,622)	$13,753

Income taxes paid were $0.1 million, $0.5 million and $16.4 million in fiscal 2009, 2008 and 2007, respectively.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

The tax effects of temporary differences which give rise to the Company’s deferred tax assets and liabilities were as follows (in thousands of dollars):

	September 30, 2009			September 30, 2008
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Inventory Valuation Differences	$—	$(4,006)	$(4,006)	$—	$(3,961)	$(3,961)
Accruals Not Currently Deductible	1,332	—	1,332	1,475	—	1,475
Taxable Insurance Proceeds	25,007	—	25,007	4,900	—	4,900
Deferred gains on sugar futures		(6,342)	(6,342)
Other	224	—	224	—	(71)	(71)

Total Current	26,563	(10,348)	16,215	6,375	(4,032)	2,343

Noncurrent:
Depreciable Asset Basis Differences	1,195	—	1,195	—	(4,784)	(4,784)
Pensions	31,636	—	31,636	15,607	—	15,607
Accruals Not Currently Deductible	11,126	—	11,126	11,261	—	11,261
Operating Loss Carryforwards	7,722	—	7,722	2,608	—	2,608
Credit Carryforwards	3,443	—	3,443	3,358	—	3,358
Capital Loss Carryforwards	1,879	—	1,879	6,589	—	6,589
Other	14	(1,075)	(1,061)	—	(577)	(577)

Total Noncurrent	57,015	(1,075)	55,940	39,423	(5,361)	34,062

Total	$83,578	$(11,423)	72,155	$45,798	$(9,393)	36,405

Valuation Allowance			—			—

Net			$72,155			$36,405

The Company has a net operating loss carryforward for federal income tax purposes of $20.5 million which expires in 2029. Additionally, the Company has a capital loss carryforward of $5.4 million, which expires in 2010. We expect that $1.7 million of the $3.4 million of credit carryforwards will be refunded under the newly enacted provision in the Worker, Homeowner and Business Assistance Act of 2009. Previously the Company had provided a valuation allowance for $12.4 million of future benefit of capital loss carryforward, since the Company believed it was more likely than not to expire unrealized. At year-end fiscal 2008, the Company released the allowance previously taken based on the current expectation that the capital loss carryforward will be utilized prior to its expiration.

A reconciliation of the change in the amount of unrecognized tax benefits for the twelve months ended September 30, 2009, is as follows (in thousands):

	Tax	Interest	Total
Balance, October 1, 2008	$4,892	$932	$5,824
Additions based on tax positions related to the current year	190	360	550
Reductions for tax positions of prior years	(218)	(67)	(285)

Balance, September 30, 2009	$4,864	$1,225	$6,089

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

Substantially all of the $4.9 million unrecognized benefits would affect the Company’s effective tax rate if recognized. The Company recorded $0.3 million of interest expense in the year ended September 30, 2009 as a result of positions taken in prior years. Interest and penalties recognized in the Consolidated Balance Sheet at September 30, 2009 were $1.7 million. The Company classifies interest and penalties related to unrecognized tax benefits as interest and tax expense, respectively.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2006 through 2008. The Company or its subsidiaries’ state tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2008.

9. PENSION AND OTHER BENEFIT PROGRAMS

Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

Substantially all of the Company’s employees are covered by retirement plans. Retirement benefits are primarily a function of years of service and the employee’s compensation for a defined period of employment. In 2003, the Company froze the benefits under the salaried pension plan resulting in reductions in future pension obligations. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains and losses over the remaining service periods. Additionally, the Company previously provided a supplemental non-qualified, unfunded pension plan for certain management members as well as a non-qualified retirement plan for non-employee directors, which provided benefits based upon years of service as a director and the retainer in effect at the date of a director’s retirement. Certain of the Company’s employees who meet the applicable eligibility requirements are covered by benefit plans that provide postretirement health care and life insurance benefits to employees.

The Company adopted the measurement date provisions of amended authoritative guidance from the FASB related to accounting for defined benefit pension plans and other postretirement plans effective October 1, 2008. As a result of this change, pension and postretirement obligations were measured at September 30th in fiscal 2009, as compared to a June 30th measurement date in prior years. The Company applied the “one measurement” approach in its adoption. The effect of applying the measurement date provisions to the balance sheet was as follows:

Assets:	Before Application	Adjustments	After Application
Deferred Income Taxes, Net	34,062	213	34,275

Liabilities and Shareholders Equity:
Deferred Employee Benefits and Other Liabilities	78,459	609	79,068
Retained Earnings	53,823	(629)	53,194
Accumulated Other Comprehensive Loss	35,745	(233)	35,512

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

The following tables present the benefit obligations, changes in plan assets, the funded status of the pension and postretirement benefits plans and the assumptions used (in thousands of dollars):

	Pension Benefits
	Year Ended September 30,
	2009	2008	2007
Change in Benefit Obligation:
Benefit Obligation at Beginning of Measurement Period	$190,958	$199,124	$201,930
Adjustment to fiscal year end measurement date	3,370
Service Cost	1,058	1,063	1,030
Interest Cost	12,911	12,301	12,554
Amendments	—	—	173
Actuarial (Gain)/Loss	29,052	(5,878)	453
Expenses Paid	(1,051)	(1,470)	(1,059)
Benefits Paid	(17,004)	(14,182)	(15,957)

Benefits Obligation at End of Measurement Period	$219,294	$190,958	$199,124

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Measurement Period	$136,015	$142,230	$139,275
Adjustment for Fourth Quarter Contributions	3,324
Adjustment to fiscal year end measurement date	2,943
Actual Return on Plan Assets	(14,451)	(6,154)	17,101
Employer Contribution	10,639	15,591	2,870
Expenses Paid	(1,051)	(1,470)	(1,059)
Benefits Paid	(17,004)	(14,182)	(15,957)

Fair Value of Plan Assets at End of Measurement Period	$120,415	$136,015	$142,230

Funded Status at End of Measurement Period	$(98,879)	$(54,943)	$(56,894)
Adjustment for Fourth Quarter Contributions	—	3,324	11,226

Accrued Pension Cost at September 30	$(98,879)	$(51,619)	$(45,668)

Current Liabilities	$(772)	$(592)	$(597)
Noncurrent Liabilities	(98,107)	(51,027)	(45,071)

	$(98,879)	$(51,619)	$(45,668)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss	$114,908	$60,963	$50,599
Prior Service Cost	772	925	1,050

Total	$115,680	$61,888	$51,649

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

	Postretirement Benefits Other Than Pensions
	Year Ended September 30,
	2009	2008	2007
Change in Benefit Obligation:
Benefit Obligation at Beginning of Measurement Period	$8,674	$9,618	$9,742
Adjustment to fiscal year end measurement date	142
Service Cost	11	13	13
Interest Cost	585	587	599
Amendments	—	—	—
Actuarial (Gain)/Loss	406	(829)	(1)
Benefits Paid	(920)	(715)	(735)

Benefits Obligation at End of Measurement Period	$8,898	$8,674	$9,618

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Measurement Period		—	—
Employer Contribution	$920	$715	$735
Benefits Paid	(920)	(715)	(735)

Fair Value of Plan Assets at End of Measurement Period	$—	$—	$—

Funded Status at End of Measurement Period	$(8,898)	$(8,674)	$(9,618)
Adjustment for Fourth Quarter Contributions	—	183	146

Accrued Benefit Cost at September 30	$(8,898)	$(8,491)	$(9,472)

Current Liabilities	$(812)	$(860)	$(923)
Noncurrent Liabilities	(8,086)	(7,631)	(8,549)

	$(8,898)	$(8,491)	$(9,472)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss	$7,289	$7,390	$8,738
Prior Service Cost	(14,128)	(16,121)	(17,715)

Total	$(6,839)	$(8,731)	$(8,977)

The assumptions used and the annual costs related to these plans consist of the following:

	Year Ended September 30,
	2009	2008	2007
Pension Benefits
Weighted-average Assumptions:
Discount Rate
At measurement date	5.33%	6.75%	6.41%
For the year ended	7.63%	6.41%	6.45%
Expected Return on Plan Assets	8.0%	8.0%	8.0%
Components of Net Periodic Benefit Cost of Company-sponsored Plans (in thousands):
Service Cost	$1,058	$1,063	$1,030
Interest Cost	12,911	12,301	12,554
Expected Return on Plan Assets	(11,703)	(11,642)	(11,364)
Amortization of Prior Service Cost	122	123	108
Recognized Actuarial (Gain)/Loss	917	1,556	1,248

Total Pension Cost	$3,305	$3,401	$3,576

Net Actuarial Loss	$55,206	$11,749	$(5,284)
Amortization of Prior Service Cost	(153)	(122)	65
Amortization of Actuarial Gain/(Loss)	(1,291)	(1,388)	(1,248)

Total Recognized in Accumulated Other Comprehensive Loss	$53,792	$10,239	$(6,467)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$57,097	$13,640	$(2,891)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

The prior service cost and estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $122,000 and $3,282,000, respectively.

Based on a reallocation of plan assets the expected rate of return on plan assets for the year ended September 30, 2010 is 7.0%.

	Year Ended September 30,
	2009	2008	2007
Postretirement Benefits Other Than Pensions
Discount Rate Assumptions	5.33%	6.75%	6.41%
Components of Net Periodic Benefit Cost (in thousands):
Service Cost	$11	$13	$13
Interest Cost	584	587	599
Amortization of Prior Service Cost	(1,594)	(1,594)	(1,594)
Recognized Actuarial Loss	398	519	552

Net Periodic Benefit Cost (Credit)	$(601)	$(475)	$(430)

Net Actuarial Loss/(Gain)	$406	$(829)	$(1)
Amortization of Prior Service Cost	1,993	1,594	1,594
Amortization of Actuarial Gain/(Loss)	(507)	(519)	(552)

Total Recognized in Accumulated Other Comprehensive Loss	$1,892	$246	$1,041

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$1,291	$(229)	$611

The prior service cost credit and estimated net loss for postretirement benefits other than pensions that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1,594,000 and $645,000, respectively.

Aggregated accumulated benefit obligations for all plans were $219.0 million and $190.7 million at September 30, 2009 and 2008, respectively. Accumulated benefit obligations were in excess of plan assets for all plans for both periods.

Pension plan contributions, which are based on regulatory requirements, totaled $10.6 million and $7.7 million during fiscal 2009 and 2008; contributions during fiscal 2010 are expected to be approximately $13.7 million.

The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2009 was 8% for 2009. The rate was assumed to decrease gradually to 5% for fiscal 2016 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands of Dollars)
Effect on Total Service and Interest Cost	$22	$(20)
Effect on Postretirement Benefit Obligation	295	(263)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

Plan assets of the Company sponsored defined benefit pension plans at September 30, 2009 were invested primarily in marketable securities. The Company’s plan assets were allocated as follows:

	September 30, 2009		September 30, 2008
Asset Category	Actual	Target	Actual	Target
Intermediate Fixed Income	42%	32%	35%	30%
Large Cap Equity	17%	22%	19%	25%
Mid Cap Equity	12%	10%	18%	17.5%
Small Cap Equity	8%	4%	14%	17.5%
International Equity	7%	12%
Hedge Fund	6%	15%	6%	5%
Real Estate Fund	5%	5%	6%	5%
Cash and Other	3%	0%	2%	—

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year Ending September 30,	Pension Benefits	Post Retirement Benefits Other Than Pensions
2010	14,801	833
2011	14,877	828
2012	15,133	807
2013	15,392	780
2014	15,644	757
Next Five Years	80,036	3,455

The assumed rate of return is based on the results of historical statistical return studies.

401(k) Plans

Substantially all of the employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amount charged to expense for these plans was $1.4 million, $1.3 million and $1.4 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Deferred Compensation

The Company has non-current liabilities for an inactive deferred compensation plan aggregating $8.1 million and $8.5 million at September 30, 2009 and 2008, respectively. Interest expense includes $0.6 million in each of fiscal 2009, 2008 and 2007, for such plans.

10. SHAREHOLDERS’ EQUITY

In fiscal 2008 and 2007, warrants to purchase 2,352 and 1,765 shares of the Company’s common stock, respectively, were exercised. All remaining unexercised warrants expired in August 2008.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

11. STOCK-BASED COMPENSATION

The Company has a long-term incentive plan which provides for the granting of incentive awards in the form of stock options, restricted stock, stock appreciation rights (SARs), cash award performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. The plan authorizes the granting of up to 2,534,568 shares of common stock. As of September 30, 2009, shares available for future grants totaled 291,592.

Stock Options

Stock options granted to date have an exercise price equal to the fair market value of the shares of the Company’s common stock at the date of grant. Options become exercisable in annual increments over a three-year period from grant date and expire ten years from date of grant.

In fiscal 2008 and 2007, the Company recorded compensation expense of $0.1 million and $0.2 million, respectively, for stock options based on the methods and assumptions noted below.

For the purpose of estimating the fair value of options on their date of grant, the Company began using a binomial lattice option pricing model in fiscal 2005 and used a Black-Scholes option-pricing model previously. The following assumptions were used in those models:

Expected Stock Price Volatility	3.0-35%
Risk-free Interest Rate	2.5-4.2%
Expected Life of Options	5.0
Dividend Yield	0-0.7%

A summary of stock option activity in the plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at September 30, 2007	113,422	$7.02
Adjustments	5,868	3.05
Exercised	(7,417)	7.56
Forfeited or Expired	(834)	$9.28

Outstanding at September 30, 2008	111,039	$5.29
Exercised	(11,667)	6.78
Forfeited or Expired	(11,668)	$6.78

Outstanding at September 30, 2009	87,704	$4.90	3.9	$739

Vested at September 30, 2009	87,704	$4.90	3.9	$739

Expected to vest in the future	—	$—	—	$—

No options were granted after fiscal 2006, however adjustments were made to certain outstanding grants in accordance with their terms for a special dividend paid in fiscal 2008. The total intrinsic value of options exercised was $0.1 million in each of fiscal 2009 and 2008 and $10.5 million in fiscal 2007.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

During fiscal 2009 and 2008, cash received from the exercise of stock options was $0.1 million and $0.1 million. As of September 30, 2009, there was no remaining unrecognized compensation expense related to nonvested stock options.

Restricted Stock

Restricted stock grants consist of the Company’s common stock and generally vest over a three or four-year period from the date of grant. Restricted stock awards are valued at the average market price of the Company’s stock at the date of grant, and the Company records the compensation expense over the vesting term. During fiscal 2007 through 2009, the Company granted restricted stock units (RSUs) to non-employee directors. The RSUs granted in fiscal 2007 and 2009 had no requisite service period and were immediately expensed. RSUs granted in fiscal 2008 ranged from no service period to 18 months service period required.

In fiscal 2009, the Company issued 246,771 shares in a performance-based restricted stock grant. Based on the measurement of results against the performance objectives at September 30, 2009, 172,923 of these shares were forfeited. The unforfeited shares from this grant vest over a 30 month period.

The Company recorded compensation expense of $2.5 million, $2.2 million and $1.6 million in fiscal 2009, 2008 and 2007, respectively, related to restricted stock grants.

A summary of restricted stock activity in the plan is as follows:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value
		(Per share)
Restricted Stock at September 30, 2007	202,682	$26.39
Granted	226,236	17.85
Vested	(60,027)	22.71
Forfeited	(44,196)	27.54

Restricted Stock at September 30, 2008	324,695	$20.97
Granted	314,805	8.14
Vested	(91,004)	17.51
Forfeited	(205,653)	8.71

Restricted Stock at September 30, 2009	342,843	$17.11

The total fair value of shares vested during fiscal 2009 and 2008 was $1.1 million and $1.2 million, respectively. As of September 30, 2009, there was approximately $2.5 million of total unrecognized compensation expense related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.7 years.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

12. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except share and per share amounts):

	Year Ended September 30,
	2009	2008	2007
Income (Loss) from Continuing Operations	$(23,827)	$(21,181)	$43,555

Average Shares Outstanding	11,721,357	11,657,622	11,445,506
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	—	278,957

Adjusted Average Shares	11,721,357	11,657,622	11,724,463

Diluted EPS—Continuing Operations	$(2.03)	$(1.81)	$3.71

Income (Loss) from Discontinued Operations	$644	$260	$(3,316)

Average Shares Outstanding	11,721,357	11,657,622	11,445,506
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	—	278,957

Adjusted Average Shares	11,721,357	11,657,622	11,724,463

Diluted EPS—Discontinued Operations	$0.05	$0.02	$(0.28)

Net Income (Loss)	$(23,183)	$(20,921)	$40,239

Average Shares Outstanding	11,721,357	11,657,622	11,445,506
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	—	278,957

Adjusted Average Shares	11,721,357	11,657,622	11,724,463

Diluted EPS—Net Income (Loss)	$(1.98)	$(1.79)	$3.43

(1)	No assumed option exercises or restricted stock share issuances were included in the computation of diluted EPS for the years ended September 30, 2009 and 2008, because doing so would have an antidilutive effect on the computation of diluted earnings per share. The computations exclude 430,547 and 435,734 antidilutive aggregate of unexercised stock options and nonvested restricted stock for the years ended September 30, 2009 and 2008. Includes 53,144 options, 175,817 warrants, and 49,996 restricted stock shares in fiscal 2007. Excludes 262 antidilutive restricted stock shares in fiscal 2007.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

13. OTHER INCOME

Other income included the following (in thousands of dollars):

	Year ended September 30,
	2009	2008	2007
Equity Earnings in investment in:
Comercializadora Santos Imperial S. de R.L. de C.V.	$1,775	$665	—
Wholesome Sweeteners, Inc.	706	1,089	473
Distributions from cost basis fuel terminal partnership	147	11,422	900
Gain on securities	388	51	81
Other	32	128	10

Total	$3,048	$13,355	$1,464

The Company owns a 50 percent interest in Comercializadora Santos Imperial S. de R.L. de C.V. and a 50 percent interest in Wholesome Sweeteners, Inc. (increased from 45 percent in July 2008). The Company reports its share of earnings in these investees on the equity method. Summarized combined financial information for the Company’s equity method investees includes the following (in thousands of dollars):

	Year ended September 30,
	2009	2008
Net Sales	$291,634	$192,167
Gross Profit	21,394	16,494
Net Income	6,820	4,124

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, the Company adopted authoritative guidance that defines fair value, expands disclosure requirements regarding fair value and specifies a hierarchy for ranking the quality and reliability of inputs to valuation techniques used to measure fair value. The guidance currently applies to all financial assets and liabilities and to non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. For all other non-financial assets and liabilities, the guidance will be effective October 1, 2009. It also requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories based on the inputs to fair value measurement:

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

The following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of September 30, 2009 (in thousands of dollars):

	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
Natural Gas and Raw Sugar Futures	$21,077	—	—	$(21,077)	—
Marketable Securities	56	—	—	—	$56
Current Liabilities:
Natural Gas and Raw Sugar Futures	126	—	—	(126)	—
Non-Current Assets:
Natural Gas and Raw Sugar Futures	468	—	—	(468)	—
Non-Current Liabilities:
Natural Gas and Raw Sugar Futures	13	—	—	(13)	—

15. DERIVATIVE INSTRUMENTS

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

The majority of our industrial sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts. Historically, substantially all of our purchases of domestic raw sugar and raw sugar quota imports are priced based on the New York Board of Trade (NYBOT) Sugar No. 14 or No. 16 futures contracts. We use these futures contracts to price our physical domestic and raw sugar quota purchase commitments. Certain of these derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. To the extent that derivative instruments do not qualify for hedge accounting treatment, the Company records the effect of those instruments in current earnings. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the NYBOT Sugar No. 11 futures contract. We use these futures contracts to price our world raw purchase commitments, however, these derivative instruments are not designated as cash flow hedges. Additionally we receive short raw sugar futures contracts from certain raw sugar suppliers that are used as pricing mechanisms which are not designated as hedges. We have purchased domestic and world raw sugar futures contracts up to 14 months in advance of the physical purchase.

The Company recognized $27.9 million of pre-tax gains on domestic raw sugar futures contracts intended to hedge fiscal 2010 raw sugar purchases that did not qualify for hedge accounting treatment because of the Company’s inability to forecast raw sugar purchases as a result of delays in the Port Wentworth start-up during fiscal 2009.

The pricing of our physical natural gas purchases generally is indexed to a spot market index and we use natural gas futures contracts traded on the New York Mercantile Exchange to hedge the cost of natural gas

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

purchased under these physical contracts. These derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. Additionally, we utilize natural gas futures which are not designated as cash flow hedges to manage the remaining commodity price risk above the volume of derivatives designated as cash flow hedges. We have purchased natural gas futures contracts up to 15 months in advance of the physical purchase of natural gas.

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

At September 30, 2009 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	—	—	1,270,000
Not Designated	4,335,000	934,000	150,000

All of our futures contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company has $6.3 million recorded on the balance sheet for cash held on deposit in margin accounts at September 30, 2009 for the futures positions above. At September 30, 2009 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the twelve month period ended September 30, 2009, we did not engage in trading activity with derivatives. The table below shows the location and amounts in the consolidated balance for derivative instruments (in thousands):

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$17,651	$(17,651)	—
No. 11 World Sugar Futures Contracts	Not Designated	3,425	(3,425)	—
Natural Gas	Cash Flow	1	(1)
Current Liabilities:
Natural Gas	Cash Flow	95	(95)	—
Natural Gas	Not Designated	31	(31)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	468	(468)	—
Non-Current Liabilities:
Natural Gas	Cash Flow	13	(13)	—

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

The impact of futures contracts on the consolidated income statement for fiscal 2009 is presented below:

Hedge Designation	Income Statement Line Item	Twelve Months Ended September 30, 2009
		Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$(110)	$—	$7,558
Cash Flow	Accumulated other comprehensive loss	795	—	4,312
Not Designated	Cost of Sales	(26,878)	(4,317)	401

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $0.2 million of losses on cash flow hedges for natural gas is expected to be reclassified to earnings over the next twelve months.

16. DISCONTINUED OPERATIONS

In fiscal 2009 and 2008 the Company settled indemnity claims in connection with businesses previously sold, and recorded the resultant income in discontinued operations.

Fiscal 2007 discontinued operations include the damages plus interest awarded in an arbitration settlement.

17. RELATED PARTY AND OTHER INFORMATION

The Company recorded approximately $34.0 million and $8.5 million of cost of sales in fiscal 2009 and 2008 respectively, and $22.1 million of finished goods inventory at September 30, 2008, resulting from purchases from our partner in the Mexican marketing joint venture.

Other current liabilities include payroll and employee benefit accruals totaling $8.8 million and $11.1 million at September 30, 2009 and 2008, respectively.

18. SUBSEQUENT EVENTS

On November 19, 2009, the Company completed the formation and funding of a three-party joint venture with Sugar Growers and Refiners, Inc (“SUGAR”) and Cargill, Incorporated (“Cargill”) to construct and operate a new 3,100 ton per day cane sugar refinery in Gramercy, Louisiana adjacent to the Company’s existing sugar refinery.

The venture, Louisiana Sugar Refining, LLC or LSR, is owned one-third by each member, each of which agreed to contribute $30 million in cash or assets as equity to capitalize the venture. SUGAR’s contribution was $30 million cash; Cargill contributed $23.5 million cash and certain equipment and intellectual property valued at $6.5 million. The Company’s contribution, which will occur in three stages, consists of the existing refinery assets with a book value of approximately $22 million, including approximately 207 acres of land.

The Company will operate the existing refinery with sales and earnings for its own account until December 31, 2010, during which time the Company is obligated to complete certain improvements currently estimated to cost approximately $6 million. The equipment and personal property in the existing refinery will be contributed to LSR on January 1, 2011. After January 1, 2011, the Company will continue to operate the small

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009, 2008 and 2007

bag packing facility in Gramercy, with 3.5 million cwt of refined bulk sugar purchased from LSR under a long term, supply agreement with market-based pricing provisions.

The Company contributed the footprint parcel of approximately 7 acres of land for the new refinery at the initial closing. Terms of the operative agreements require that LSR and Imperial jointly enroll the entire site (including the footprint) in the Voluntary Remediation Program (the “VRP”) of the Louisiana Department of Environmental Quality to conduct an environmental assessment of the site and complete remediation of any identified contamination. The Company is obligated to pay for the cost of remediation, if the VRP uncovers contamination above the applicable industrial standard. The Company will convey the remainder of the land to LSR upon completion of the VRP and be released of future environmental liabilities to state and federal authorities.

Additionally, LSR closed financing agreements aggregating $145 million to provide construction and working capital financing for the project. The financing is non-recourse to LSR’s members. The members have agreed to proportionately contribute additional capital to LSR if necessary to cover certain construction cost overruns and costs relating to the VRP that LSR agreed to assume. Construction costs of the new refinery are estimated at $120 million. The existing Gramercy refinery will operate during the construction and start-up phase of the new refinery, expected to be 18 to 24 months.

LSR’s raw cane sugar will be supplied by SUGAR through an evergreen raw sugar supply agreement. Cargill will serve as marketer of the refined sugar produced by LSR, other than refined sugar sold to Imperial.

The Company has evaluated subsequent events through December 7, 2009.