Form 10-Q
period 2009-12-31
IMPERIAL SUGAR CO /NEW/
filed 2010-02-09
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 31, 2010, there were 12,165,004 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, refinery construction costs, timelines and operational dates, future expenses and liabilities arising from the Port Wentworth refinery incident, future costs and actions regarding the Louisiana Sugar Refining, LLC venture, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations and capital investment programs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, unforeseen engineering, construction and equipment delays, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2009	September 30, 2009
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$66,440	$115,584
Marketable Securities	201	56
Accounts Receivable, Net	29,715	34,601
Insurance Settlement Receivable	45,000	—
Inventories:
Finished Products	41,754	18,434
Raw and In-Process Materials	84,116	83,215
Supplies	11,976	10,626

Total Inventory	137,846	112,275
Deferred Income Taxes, Net	—	16,215
Prepaid Expenses and Other Current Assets	43,982	14,873

Total Current Assets	323,184	293,604
Other Investments	11,956	10,930
Property, Plant and Equipment, Net	277,096	252,913
Deferred Income Taxes, Net	—	55,940
Other Assets	2,717	2,553

Total	$614,953	$615,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$87,163	$87,141
Borrowing under Revolving Credit Line	60,000	60,000
Deferred Income Taxes, Net	12,374	—
Other Current Liabilities	50,334	28,390
Insurance Advances, Net	—	227,475

Total Current Liabilities	209,871	403,006
Deferred Income Taxes, Net	15,645	—
Deferred Employee Benefits and Other Liabilities	124,847	126,500
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,165,004 and 12,026,354 Shares Issued and Outstanding at December 31, 2009 and September 30, 2009	128,746	128,421
Retained Earnings	205,806	27,922
Accumulated Other Comprehensive Loss	(69,962)	(69,909)

Total Shareholders’ Equity	264,590	86,434

Total	$614,953	$615,940

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2009	2008
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$173,779	$108,648
Business Interruption Insurance Recovery	84,677	—

Cost of Sales (includes depreciation of $4,594,000 and $2,291,000 for the three months ended December 31, 2009 and 2008)	(161,379)	(111,618)
Selling, General and Administrative Expense (includes depreciation of $335,000 and $586,000 for the three months ended December 31, 2009 and 2008)	(11,446)	(11,582)
Refinery Explosion Related Charges	(1,795)	(14,930)
Insurance Recoveries Recognized	193,796	11,677
Gain on Litigation Settlement	—	16,148

Operating Income (Loss)	277,632	(1,657)
Interest Expense	(318)	(421)
Interest Income	29	253
Other Income, Net	986	1,016

Income (Loss) from Continuing Operations before Income Taxes	278,329	(809)
Benefit (Provision) for Income Taxes	(100,213)	229

Income (Loss) from Continuing Operations	178,116	(580)
Income from Discontinued Operations, Net	—	644

Net Income	$178,116	$64

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$15.11	$(0. 05)
Income from Discontinued Operations	—	0.06

Net Income (Loss)	$15.11	$0. 01

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$14.84	$(0.05)
Income from Discontinued Operations	—	0.06

Net Income (Loss)	$14.84	$0.01

Weighted Average Shares Outstanding:
Basic	11,789,897	11,683,594

Diluted	12,005,791	11,683,594

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2009	2008
	(In Thousands of Dollars)
Operating Activities:
Net Income	$178,116	$64
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Insurance Recoveries Recognized	(278,473)	(11,677)
Advances from Insurance Carriers	—	10,000
Depreciation	4,929	2,877
Deferred Income Taxes	100,213	142
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	340	1,286
Cash Paid (Received) on Change in Fair Value of Derivative Instruments	(536)	(3,432)
Non-Cash Stock-Based Compensation	511	493
Equity Earnings in Unconsolidated Subs	(880)	(433)
Excess Tax Benefits from Stock-Based Compensation	24	(35)
Income from Discontinued Operations	—	(644)
Gain on Sale of Marketable Securities	—	(388)
Gain on Sale of Assets	—	(76)
Other	61	55
Changes in Operating Assets and Liabilities:
Accounts Receivable	4,886	9,844
Inventories	(25,571)	(15,034)
Prepaid Expenses and Other Assets	(3,445)	3,175
Accounts Payable—Trade	8,475	(19,999)
Other Liabilities	(5,786)	(7,524)

Net Cash Provided by (Used in) Continuing Operations	(17,136)	(31,306)
Net Cash Provided by Discontinued Operations	—	1,015

Net Cash Provided by (Used in) Operations	(17,136)	(30,291)

Investing Activities:
Capital Expenditures	(37,598)	(16,503)
Advances from Insurance Carriers	6,000	—
Proceeds from Sale of Marketable Securities	—	7,500

Proceeds from Sale of Assets	—	538
Other	16	(169)

Investing Cash Flow	(31,582)	(8,634)

Financing Activities:
Issuance of Common Stock	—	79
Cash Dividends	(240)	(830)
Excess Tax Benefits from Stock-Based Compensation	(24)	35
Other	(162)	—

Financing Cash Flow	(426)	(716)

Increase (Decrease) in Cash and Cash Equivalents	(49,144)	(39,641)
Cash and Cash Equivalents, Beginning of Period	115,584	74,723

Cash and Cash Equivalents, End of Period	$66,440	$35,082

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$71	$729

Purchase of Property, Plant and Equipment on Account	$20,265	$—

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2009

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2009	12,026,354	$128,421	$27,922	$(69,909)	$86,434
Comprehensive Income:
Net Income			178,116		178,116
Foreign Currency Translation Adjustment (Net of Tax of $40,000)				72	72
Change in Derivative Fair Value (Net of Tax of $193,000)				(343)	(343)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $122,000)				218	218

Total Comprehensive Income					178,063
Dividends ($0.02 per share)			(232)		(232)
Restricted Stock Grants	138,650	325			325

Balance December 31, 2009	12,165,004	$128,746	$205,806	$(69,962)	$264,590

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products.

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

In March 2008, the FASB issued authoritative guidance intended to provide users of employers’ financial statements with more informative disclosures about the nature and valuation of postretirement benefit plan assets. The disclosures related to plan assets are effective for fiscal years ending after December 15, 2009.

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

2. INSURANCE RECOVERIES

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprises approximately 60% of the Company’s capacity, was suspended until the summer of 2009 when limited bulk production was commenced. The installation of packaging lines was completed in December, and refined silo construction was completed in January 2010.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)—(Continued)

The Company settled its insurance claim related to the Port Wentworth accident in December 2009 for an aggregate of $345 million, and received the remaining $45 million of insurance proceeds in early January 2010. Insurance recoveries aggregating $66.5 million which were deemed probable and reasonably estimable were recognized to the extent of the related loss in prior periods. The remaining $278.5 million of recoveries are recognized as gains in the quarter ended December 31, 2009, as follows (in millions):

	Insurance Recovery	Previously Recognized	Current Period Gains
Business interruption	$84.7	—	$84.7
Property replacement cost	212.4	$23.2	189.2
Payroll and other incurred costs	47.9	43.3	4.6

Total	$345.0	$66.5	$278.5

Financial reporting gains recognized for replacement cost recoveries will not be recognized for tax purposes to the extent the Company made elections under the involuntary conversion rules of the Internal Revenue Code, as the insurance proceeds have been reinvested in replacement property within the required period of time. The replacement cost expenditures establish a new basis in the assets for financial reporting purposes, which will result in higher depreciation charges in future years. The tax basis in the replaced assets will be reduced by the amount of the gain not recognized under the involuntary conversion rules.

3. CONTINGENCIES

The Company is party to a number of claims, including forty-eight lawsuits brought on behalf of thirty-nine employees or their families and thirty one, third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery accident. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. The Company has workers compensation insurance which provides for coverage equal to the statutory benefits provided to workers under state law. Additionally, the Company’s general liability policy provides for coverage for damages to third parties up to a policy limit of $100 million. While the Company believes it has meritorious defenses in this litigation, and that claims by employees and certain contractors are limited to benefits provided under Georgia workers compensation law, the ultimate resolution of these matters could result in liability in excess of the amount accrued. The Company believes the likelihood of the aggregate liability exceeding the $100 million policy limit is remote.

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

Discovery in the OSHA matters is on-going and the Company is unable to predict the final outcome of this matter with certainty. The Company believes that it is probable that it will incur a loss estimated to be approximately $6.0 million, and accordingly, recorded a liability in the consolidated financial statements. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes.

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)—(Continued)

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

The Company, along with other sugar industry participants, was party to a lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement and reported a gain on litigation settlement.

4. LSR VENTURE

In November 2009, the Company completed the formation and funding of a three-party joint venture with Sugar Growers and Refiners, Inc (“SUGAR”) and Cargill, Incorporated (“Cargill”) to construct and operate a new 3,100 ton-per-day cane sugar refinery in Gramercy, Louisiana adjacent to the Company’s existing sugar refinery.

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

The Company will operate the existing refinery with sales and earnings for its own account until December 31, 2010, during which time the Company is obligated to complete certain improvements currently estimated to cost approximately $6 million. The equipment and personal property in the existing refinery will be contributed to LSR on January 1, 2011. After January 1, 2011, the Company will continue to operate the small bag packing facility in Gramercy, with 3.5 million cwt of refined bulk sugar purchased from LSR under a long term, supply agreement with market-based pricing provisions.

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

LSR has completed financing agreements aggregating $145 million to provide construction and working capital financing for the project. The financing is non-recourse to LSR’s members. The members have agreed to proportionately contribute additional capital

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)—(Continued)

to LSR if necessary to cover certain construction cost overruns and costs relating to the VRP that LSR agreed to assume. Construction costs of the new refinery are estimated at $120 million. The existing Gramercy refinery will operate during the construction and start-up phase of the new refinery, which began in December 2009 and is expected to be 18 to 24 months.

LSR’s raw cane sugar will be supplied by SUGAR through an evergreen raw sugar supply agreement. Cargill will serve as marketer of the refined sugar produced by LSR, other than refined sugar sold to Imperial.

5. STOCK-BASED COMPENSATION

During the three months ended December 31, 2009, the Company granted 133,446 shares of restricted stock to employees with a weighted average grant date fair value of $14.44 per share. Of these grants of restricted stock, 93,412 shares have performance and service conditions which must be met prior to vesting. The remaining 40,034 shares have service conditions which must be met before vesting occurs. These shares vest over a period of 34 months.

During the three months ended December 31, 2009, 16,379 shares of restricted stock vested with a fair value at vesting date of $221,000.

6. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended December 31,
	2009	2008 (1)
Income (Loss) from Continuing Operations	$178,116	$(580)

Average Shares Outstanding	11,789,897	11,683,594
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	215,894	—

Adjusted Average Shares	12,005,791	11,683,594

Diluted EPS—Continuing Operations	$14.84	$(0.05)

Income from Discontinued Operations	$—	$644

Average Shares Outstanding	11,789,897	11,683,594
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	215,894	—

Adjusted Average Shares	12,005,791	11,683,594

Diluted EPS—Discontinued Operations	$0.00	$0.06

Net Income (Loss)	$178,116	$64

Average Shares Outstanding	11,789,897	11,683,594
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	215,894	—

Adjusted Average Shares	12,005,791	11,683,594

Diluted EPS—Net Income (Loss)	$14.84	$0.01

(1)	No assumed option exercises or restricted stock share issuances were included in the computation of diluted EPS for the quarter ended December 31, 2008, because doing so would have an antidilutive effect on the computation of diluted earnings per share. Excludes 7,381 and 379,522 antidilutive securities in the quarters ended December 31, 2009 and 2008.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)—(Continued)

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months ended December 31, 2009 and 2008 were (in thousands):

	Three Months Ended December 31,
	2009	2008
Pension Plans
Service Cost	$291	$262
Interest Cost	2,823	3,273
Expected Return on Plan Assets	(2,575)	(2,908)
Amortization of Prior Service Cost	34	31
Recognized Actuarial Loss	817	370

Total Net Periodic Benefit Costs	$1,390	$1,028

Postretirement Benefits Other than Pension Plans
Service Cost	$5	$3
Interest Cost	113	148
Amortization of Prior Service Cost	(399)	(399)
Recognized Actuarial Loss	161	98

Total Net Periodic Benefit Costs (Income)	$(120)	$(150)

Pension plan contributions, which are based on regulatory requirements, were $2.6 million for the three months ended December 31, 2009 and $0.3 million for the three months ended December 31, 2008. Contributions during the remainder of fiscal 2010 are expected to be approximately $11.1 million.

8. OTHER INCOME

Other income included the following (in thousands of dollars):

	Quarter Ended December 31,
	2009	2008
Equity Earnings in investment in
Comercializadora Santos Imperial S. de R.L. de C.V.	$97	$106
Wholesome Sweeteners, Inc.	783	327
Distributions from cost basis fuel terminal partnership	—	147
Gain on sale of securities	—	388
Other	106	48

Total	$986	$1,016

The Company owns a 50 percent interest in Comercializadora Santos Imperial S. de R.L. de C.V. and a 50 percent interest in Wholesome Sweetners, Inc. The Company reports its share of earnings in these investees on the equity method. Summarized financial information for each of the Company’s equity method investees for the quarters ended December 31, 2009 and 2008 includes the following (in thousands of dollars):

	Comercializadora Santos Imperial S. de R.L. de C.V.		Wholesome Sweeteners, Inc.
	2009	2008	2009	2008

Net Sales	$41,038	$65,149	$24,748	$18,851
Gross Profit	$934	$658	$6,598	$3,959
Net Income	$195	$213	$2,016	$774

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)—(Continued)

9. FAIR VALUE

The Company determines the fair value of natural gas and raw sugar futures contracts and marketable securities using quoted market prices for the individual securities. The following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of December 31, 2009 and September 30, 2009 (in thousands of dollars):

	December 31, 2009
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
Natural Gas and Raw Sugar Futures Contracts	$30,463	—	—	$(30,463)	—
Marketable Securities	201	—	—	—	$201
Current Liabilities:
Natural Gas and Raw Sugar Futures Contracts	507	—	—	(507)	—
Non-Current Assets:
Natural Gas and Raw Sugar Futures Contracts	351	—	—	(351)	—

	September 30, 2009
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
Natural Gas and Raw Sugar Futures Contracts	$21,077	—	—	$(21,077)	—
Marketable Securities	56	—	—	—	$56
Current Liabilities:
Natural Gas and Raw Sugar Futures Contracts	126	—	—	(126)	—
Non-Current Assets:
Natural Gas and Raw Sugar Futures Contracts	468	—	—	(468)	—
Non-Current Liabilities:
Natural Gas and Raw Sugar Futures Contracts	13	—	—	(13)	—

Fair value hierarchy levels are as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that are used to generate management’s best estimate of fair value.

10. DERIVATIVE INSTRUMENTS

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

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)—(Continued)

The majority of our industrial channel sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts. Historically, substantially all of our purchases of domestic raw sugar and raw sugar quota imports are priced based on the New York Board of Trade (NYBOT) Sugar No. 16 futures contract. We use these futures contracts to price our physical domestic and raw sugar quota purchase commitments. Certain of these derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. To the extent that derivative instruments do not qualify for hedge accounting treatment, the Company records the effect of those instruments in current earnings. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the NYBOT Sugar No. 11 futures contract. We use these futures contracts to price our world raw purchase commitments, however, these derivative instruments are not designated as cash flow hedges. Additionally we receive short raw sugar futures contracts from certain raw sugar suppliers that are used as pricing mechanisms which are not designated as hedges. We have purchased domestic and world raw sugar futures contracts up to 23 months in advance of the physical purchase.

The Company recognized pre-tax gains of $18.9 million in the three months ended December 31, 2009 and $27.9 million in fiscal year ended September 30, 2009 on domestic raw sugar futures contracts intended to hedge fiscal 2010 and 2011 raw sugar purchases. These derivatives did not qualify for hedge accounting treatment because of the Company’s inability to forecast raw sugar purchases as a result of the Port Wentworth start-up during fiscal 2009.

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

For derivative instruments that qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses that result from the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur are recognized in current earnings. Gains and losses on derivatives representing hedge ineffectiveness are recognized in current earnings. Gains and losses on derivatives not designated as hedges are recognized in current earnings.

At December 31, 2009 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	—	—	960,000
Not Designated	4,838,000	642,000	210,000

All of our futures contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company has $11.5 million recorded on the balance sheet for cash held on deposit in margin accounts at December 31, 2009 for the futures positions above. At December 31, 2009 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the three month period ended December 31, 2009, we did not engage in trading activity with derivatives. The table below shows the location and amounts in the consolidated balance for derivative instruments (in thousands):

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$28,002	$(28,002)	—
No. 11 World Sugar Futures Contracts	Not Designated	2,461	(2,461)	—
Current Liabilities:
Natural Gas	Cash Flow	474	(474)	—
Natural Gas	Not Designated	33	(33)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	351	(351)	—

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)—(Continued)

The impact of futures contracts on the consolidated income statement for fiscal 2010 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended December 31, 2009
		Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$—	$—	$341
Cash Flow	Accumulated other comprehensive loss	—	—	536
Not Designated	Cost of Sales (credit)	(18,866)	(52)	73

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $0.5 million of losses on cash flow hedges for natural gas is expected to be reclassified to earnings over the next twelve months.

11. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income for the quarter ended December 31, 2009 are as follows:

	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Pension and Other Post Retirement Medical Benefits	Foreign Currency Translation Adjustments and Other	Total
Balance September 30, 2009	$25	$(69,820)	$(114)	$(69,909)

Change in Derivative Fair Value (Net of Tax of $193,000)	(343)			(343)

Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $122,000)	218			218
Foreign Currency Translation Adjustment (Net of Tax of $40,000)			72	72

Balance December 31, 2009	$(100)	$(69,820)	$(42)	$(69,962)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Overview

We operate in a single domestic business segment, the production and sale of refined sugar and related products. Our results of operations substantially depend on market factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugar beets, prices of competing crops, supply and price of raw cane sugar in the world, domestic dietary trends, competing sweeteners, weather conditions, production outages at key industry facilities and the United States and Mexican farm and trade policies. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The 2008 Farm Bill limits the importation of raw cane sugar and the marketing of refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries.

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprises approximately 60% of our capacity, was suspended after the accident until we commenced limited bulk sugar production in the summer of 2009. Packaged production on certain lines began in September 2009. Installation of the remaining packaging lines was completed during the quarter ended December 31, 2009 and the refined silo storage facilities were operational in early January 2010.

Results of Operations

Three Months Ended December 31, 2009 compared to Three Months Ended December 31, 2008

For the three months ended December 31, 2009, we reported income from continuing operations of $178.1 million or $15.11 per basic share, compared to a loss of $0.6 million or $0.05 per basic share during the first fiscal quarter of the prior year. The recognition of insurance and derivative gains has had a significant impact on our reported earnings. In December 2009 the Company settled the property insurance claim relating to the Port Wentworth accident and recorded pretax gains totaling $278.5 million ($178.2 million after tax) in the quarter. Excluding these insurance gains, loss from continuing operations was $92,000. The domestic raw sugar market rose dramatically during the second half of calendar 2009, resulting in first quarter gains of $18.9 million recognized on derivative contracts intended to hedge raw sugar purchases primarily for the balance of fiscal 2010. These gains do not qualify for hedge accounting treatment. Partially offsetting these gains were approximately $8.8 million of higher raw sugar costs resulting from derivative gains recognized in the fourth quarter of fiscal 2009 which were intended to hedge the first quarter’s raw sugar purchases. We discuss these and other factors in more detail below.

Sugar sales comprised approximately 98% of our net sales in the quarter ended December 31, 2009 and 97% in the prior year. Sugar sales volumes and prices were:

	Three Months Ended December 31,
	2009		2008
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	2,484	$32.04	1,190	$30.36
Consumer	1,264	43.66	1,170	38.34
Distributor	770	38.38	637	34.19

Domestic Sales	4,518	36.37	2,997	34.29
World Sales	185	32.30	120	24.09

Sugar Sales	4,703	$36.21	3,117	$33.90

Net sales increased 59.9% for the three months ended December 31, 2009, compared to the same period in the prior year. Domestic sugar volumes increased 50.8% for the quarter primarily due to the additional production from the Port Wentworth refinery partially offset by lower volumes of sugar purchased from other producers. Domestic sales prices increased 6.1% for the quarter. Sugar production from the domestic sugar beet crop harvested in the fall of 2009, which is forecasted by the USDA to be 5.6% higher than the prior year, is still significantly below recent historical levels. Additionally, imports from Mexico in fiscal 2010 are forecasted to be 7.3% of U.S. annual demand as compared to 13.2% in the prior year. The combination of these factors, as well as the influence of higher raw sugar prices, has led to higher refined prices.

The majority of industrial channel sales and a portion of distributor channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, realized sales prices tend to lag market trends. The Company continued to fulfill lower-priced contracts which existed at the time of the Port Wentworth accident in February 2008, dampening the effect of higher prices in the current quarter. Fulfillment of these contracts was substantially completed by December 31, 2009, and amounted to 18% of the combined sales in the industrial and distributor channels in the current quarter. Industrial and distributor sales prices are expected to continue to rise during the balance of fiscal 2010 as new contracts commence at higher price levels.

For the three months ended December 31, 2009, gross margin as a percentage of sales increased to 7.1% compared to a negative (2.7%) in the prior year quarter. The increase in gross margin percentage is primarily due to higher refined sugar prices and gains on raw sugar derivatives which were intended to hedge raw sugar purchases later in fiscal 2010.

Raw sugar production shortfalls in India and poor crop conditions in Brazil have created very tight supply in the world raw sugar market, which has driven up world raw sugar prices. Rising world raw sugar prices together with restrictions on USDA actions on imports imposed by the 2008 Farm Bill have pushed domestic raw sugar prices higher. The Company has announced price increases to attempt to offset the increase in raw sugar cost, however there can be no assurance that we will be successful in achieving sales price increases sufficient to offset these higher raw sugar costs.

Raw sugar derivative gains recognized in fiscal 2009 and the first quarter of fiscal 2010, which were intended to hedge future sugar purchases were as follows:

Raw Sugar Futures Derivative Gains

(In Millions)

Recognized In		Futures Contract Delivery Period
Year Ended September 30, 2009	Quarter Ended December 31, 2009	Quarter Ended				Year Ended September 30, 2011
		December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
$27.9		$8.8	$10.0	$5.7	$2.9	$0.5
	$18.9		$7.0	$7.9	$3.4	$0.6

The recognition of these gains will result in higher raw sugar cost in future periods.

Our cost of domestic raw cane sugar increased from $21.68 per cwt (on a raw market basis) for the prior year’s first quarter to $25.19 per cwt for the quarter ended December 31, 2009. The current quarter’s raw sugar cost reflects that $8.8 million of derivative gains recognized in fiscal 2009 was not available as originally intended to reduce cost in the current quarter. The higher domestic raw cane sugar cost decreased our gross margin percentage by 9.2% for the three months ended December 31, 2009 compared to the same quarter last year.

Cost of sales also includes $18.9 million of gains on raw sugar futures contracts recognized in the first quarter of fiscal 2010 which positively impacted gross margin by 10.9%. Absent the impact of the $18.9 million of gains recognized in this quarter, along with the $8.8 million of higher raw sugar cost from fiscal 2009 derivative gains, gross margin as a percent of sales would have been 1.4% in the current quarter. In January 2010, the Company recognized $22.6 million of derivative gains on raw sugar futures contracts that will result in higher raw sugar costs in the future. If the balance of our anticipated raw sugar purchases for fiscal 2010 were priced in the domestic sugar futures market on February 5, 2010, our raw sugar costs for fiscal 2010 would be $30.35 per cwt.

Energy costs per cwt were lower than the prior year due to a significant drop in natural gas prices and as a result gross margin improved 3.4%. The Gramercy refinery uses natural gas exclusively and the Port Wentworth refinery is expected to resume usage of coal as its primary energy source in the second quarter of fiscal 2010. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity decreased to $4.67 per mmbtu in the current year as compared to $9.86 last year.

	Quarter Ended December 31,
	2009		2008
	Volume	Price	Volume	Price
	(000 MMBTU)	(per MMBTU)	(000 MMBTU)	(per MMBTU)
Natural Gas	1,143	$4.67	572	$9.86
Coal	—	—	—	—
Fuel Oil	—	—	—	—

Total	1,143	$4.67	572	$9.86

We have purchased or hedged approximately 76% of our expected natural gas requirements for fiscal 2010 at a price of $5.38 per mmbtu. If the balance of our anticipated natural gas purchases were priced in the futures market on February 5, 2010, our natural gas costs would be $5.44 per mmbtu, $6.4 million lower than fiscal 2009.

Transportation costs were lower than the same quarter last year as customer shipments were optimized between Gramercy and Port Wentworth as compared to the longer distances required last year without the benefit of Port Wentworth production. Gross margin improved 2.2% as a result of these lower transportation costs.

Manufacturing costs increased over the same quarter last year as the Port Wentworth refinery ramped up production volume throughout the first quarter of fiscal 2010. The lower daily production rates in Port Wentworth decreased sugar yield and increased fixed unit costs due to absorption as the refinery ran at approximately 60% of its normal production rate during the current quarter. Gross margin percentage for the quarter was reduced by 1.6% as a result of these increased costs. Following completion of the silo commissioning, the Port Wentworth refinery continues to ramp up production addressing operating challenges as they arise. Volumes and costs in the second fiscal quarter may be affected as the refinery continues to progress to normal production levels.

Selling, general and administrative expense decreased $0.1 million for the quarter ended December 31, 2009 compared to the same period in the prior year primarily due to lower computer related depreciation, offset in part by higher marketing related spending.

The Company settled the Port Wentworth property and business interruption insurance claim in late December for $345.0 million resulting in pretax gains of $278.5 million. We incurred $1.8 million of continuing legal and consulting costs related to the refinery explosion during the current quarter as compared to $14.9 million of charges consisting primarily of cleanup, repairs and continuing payroll costs in the prior year quarter. Details of the settlement of the insurance claim are provided in Note 2 to the Consolidated Financial Statements.

The Company along with other sugar industry participants was party to a lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement which was recorded as a gain on litigation settlement in the quarter ended December 31, 2008.

As a result of the foregoing, operating income was $277.6 million in the first fiscal quarter compared to an operating loss of $(1.7) million in the first fiscal quarter of the prior year.

Other income, which includes equity investment earnings and distributions from cost basis investments, was virtually unchanged in the three-month period ended December 31, 2009 compared to the same period in the prior year as a significant improvement in Wholesome Sweeteners, Inc. earnings was offset by lower gains on sales of securities. Other income included the following (in thousands of dollars):

	Quarter Ended December 31,
	2009	2008
Equity Earnings in investment in
Mexican marketing Joint Venture	$97	$106
Wholesome Sweeteners, Inc.	783	327
Distributions from cost basis fuel terminal partnership	—	147
Gain on sale of securities	—	388
Other	106	48

Total	$986	$1,016

We have estimated a combined federal and state income tax rate of 36.0% for the three months ended December 31, 2009 compared to 28.3% in the same period last year. The increase in the effective tax rate is primarily attributable to a change in the accrual for tax uncertainties in fiscal 2009.

Income from discontinued operations in fiscal 2009 is a result of the resolution of pre-disposal contingencies.

Liquidity and Capital Resources

We have rebuilt the portions of the Port Wentworth refinery and packaging operations that were damaged or destroyed in the industrial accident in February 2008. The start up of the refined sugar silos, completed in early January 2010, was the last significant construction component of the rebuild effort. The replacement cost of the damaged facilities at the Port Wentworth refinery is estimated at $230 million and we had spent $196 million on the project through December 31, 2009. The remaining balance of $34 million is expected to be expended over the second and third quarter of fiscal 2010 as final contract retainage is paid to vendors upon completion of performance obligations. Through December 31, 2009, we have received advances on our property insurance claims totaling $300 million and received an additional $45 million in January 2010 in the final claim settlement.

At December 31, 2009, the Company had cash and cash equivalents of $66.4 million. Additionally, as more fully described below, the Company has a revolving credit agreement with Bank of America, N.A. (the “Revolver”) which provides for up to $100 million (subject to a borrowing base) of senior secured revolving credit loans. At December 31, 2009, we had $60 million of outstanding borrowings and had the capacity under the borrowing base formula to borrow $32.6 million against inventory and receivables, after deducting outstanding letters of credit totaling $7.4 million.

We believe that our available liquidity and capital resources including cash from operations, insurance recoveries, cash balances and existing revolving credit agreement, are sufficient to meet our operating and capital needs, including remaining estimated reconstruction costs and ongoing capital improvements, through fiscal 2010. The recent credit crisis and related turmoil in the global financial system could make the availability of borrowings available to finance any insurance shortfall or other liquidity needs difficult, and the cost of such borrowings expensive.

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

In addition, in the event that our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for the quarter ended December 31, 2009 was $98 million.

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

Our capital expenditures for the three months ended December 31, 2009 were $37.6 million including $34.5 million relating to the Port Wentworth rebuild. We expect to spend an additional $34 million in the second and third quarters of this year to complete the Port Wentworth rebuild. Capital expenditures in fiscal 2010, excluding the Port Wentworth rebuild project, are expected to total between $15 million and $20 million, related primarily to safety improvements and normal equipment replacement, and includes approximately $6.0 million of improvements we are obligated to complete in connect with the LSR joint venture agreements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2009.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of December 31, 2009.

	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011	Expected Maturity Fiscal 2012
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	4,334,000	498,000	6,000
Weighted Average Contract Price (per cwt)	$27.09	$26.07	$26.20
Contract Amount	$117,397,000	$12,994,000	$147,000
Weighted Average Fair Value (per cwt)	$33.38	$28.19	$26.43
Fair Value	$144,694,000	$14,049,000	$148,000

Expected Maturity Fiscal 2010
World Futures Contracts (net long positions):
Contract Volumes (cwt)	642,000
Weighted Average Contract Price (per cwt)	$23.12
Contract Amount	$14,835,000
Weighted Average Fair Value (per cwt)	$26.95
Fair Value	$17,295,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At December 31, 2008, our domestic futures position was a net long position of 336,000 cwt at an average contract price of $20.58 and an average fair value price of $18.77. Our world futures position at December 31, 2008 was a net long position of 676,480 cwt at an average contract price of $14.07 and an average fair value price of $11.81.

The information in the table below presents our natural gas futures positions outstanding as of December 31, 2009.

	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011
Futures Contracts (long positions):
Contract Volumes (mmbtu)	1,110,000	60,000
Weighted Average Contract Price (per mmbtu)	$6.03	$6.95
Contract Amount	$6,692,000	$417,000
Weighted Average Fair Value (per mmbtu)	$5.61	$6.22
Fair Value	$6,229,000	$373,000

At December 31, 2008, our natural gas futures position was a long position of 970,000 mmbtu with an average contract price of $9.37 and an average fair value price of $5.85.

At December 31, 2009 and 2008, we had no interest rate derivatives which were sensitive to interest rate changes.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a number of claims, including forty-eight lawsuits brought on behalf of thirty-nine employees or their families and thirty one, third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery accident. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. The Company has workers compensation insurance which provides for coverage equal to the statutory benefits provided to workers under state law. Additionally, the Company’s general liability policy provides for coverage for damages to third parties up to a policy limit of $100 million. While the Company believes it has meritorious defenses in this litigation, and that claims by employees and certain contractors are limited to benefits provided under Georgia workers compensation law, the ultimate resolution of these matters could result in liability in excess of the amount accrued. The Company believes the likelihood of the aggregate liability exceeding the $100 million policy limit is remote.

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

Discovery in the OSHA matters is on-going and the Company is unable to predict the final outcome of this matter with certainty. The Company believes that it is probable that it will incur a loss estimated to be approximately $6.0 million, and accordingly, recorded a liability in the consolidated financial statements. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 29, 2010, the Company held its annual meeting of shareholders and voted on two proposals.

(1) Three directors were elected with votes cast as follows:

Nominee	Votes for	Votes against	Abstentions
Directors in Class II – Terms expiring at the 2013 Annual Meeting of Shareholders:
James J. Gaffney	7,104,692	759,169	12,288
Yves-Andre Istel	6,987,064	875,372	13,713
Ronald C. Kesselman	7,591,861	270,881	13,406

The following five directors of the Company whose terms of office are scheduled to continue until 2011 or 2012 are as follows:

Gaylord O. Coan

David C. Moran

John C. Sheptor

John E. Stokely

John K. Sweeney

(2) The shareholders ratified the appointment of Deloitte & Touche L.L.P. as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2010, with votes cast as follows:

Votes for	Votes against	Abstentions
10,002,390	34,051	22,641

Item 6.	Exhibits

(a) Exhibits

10	Amended and Restated Imperial Sugar Company Long Term Incentive Plan dated as of January 28, 2010.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: February 8, 2010	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document

10	Amended and Restated Imperial Sugar Company Long Term Incentive Plan dated as of January 28, 2010.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.