Form 10-Q
period 2010-03-31
IMPERIAL SUGAR CO /NEW/
filed 2010-05-10
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 12,162,759 shares of common stock, without par value, of the registrant outstanding.

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	September 30, 2009
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,911	$115,584
Marketable Securities	200	56
Accounts Receivable, Net	49,618	34,601
Inventories:
Finished Products	54,954	18,434
Raw and In-Process Materials	64,132	83,215
Supplies	14,050	10,626

Total Inventory	133,136	112,275

Deferred Income Taxes, Net	—	16,215
Prepaid Expenses and Other Current Assets	35,678	14,873

Total Current Assets	232,543	293,604
Other Investments	13,372	10,930
Property, Plant and Equipment, Net	276,387	252,913
Deferred Income Taxes, Net	—	55,940
Other Assets	3,252	2,553

Total	$525,554	$615,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$83,442	$87,141
Borrowing under Revolving Credit Line	30,000	60,000
Deferred Income Taxes, Net	1,412	—
Other Current Liabilities	49,501	28,390
Insurance Advances, Net	—	227,475

Total Current Liabilities	164,355	403,006
Deferred Employee Benefits and Other Liabilities	123,279	126,500
Deferred Income Taxes, Net	6,676	—
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized,	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,162,916 and 12,026,354 Shares Issued and Outstanding at March 31, 2010 and September 30, 2009	129,519	128,421
Retained Earnings	172,312	27,922
Accumulated Other Comprehensive Loss	(70,587)	(69,909)

Total Shareholders’ Equity	231,244	86,434

Total	$525,554	$615,940

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$208,863	$124,302	$382,642	$232,950
Business Interruption Insurance Recovery	—	—	84,677	—

Cost of Sales (includes depreciation of $5,545,000 and $2,420,000 for the three months and $10,139,000 and $4,711,000 for the six months ended March 31, 2010 and 2009, respectively)	(249,710)	(130,124)	(411,089)	(241,742)
Selling, General and Administrative Expense (includes depreciation of $329,000 and $504,000 for the three months and $664,000 and $1,090,000 for the six months ended March 31, 2010 and 2009, respectively)	(8,679)	(10,439)	(20,125)	(22,021)
Refinery Explosion Related Charges, Net	(5,109)	(4,933)	(6,904)	(8,186)
Insurance Recoveries Recognized	—	—	193,796	—
Gain on Litigation Settlement	—	—	—	16,148

Operating Income (Loss)	(54,635)	(21,194)	222,997	(22,851)
Interest Expense	(424)	(442)	(742)	(863)
Interest Income	13	71	42	324
Other Income, Net	2,223	952	3,209	1,968

Income (Loss) from Continuing Operations Before Income Tax	(52,823)	(20,613)	225,506	(21,422)
Benefit (Provision) for Income Taxes	19,559	8,035	(80,654)	8,264

Net Income (Loss) from Continuing Operations	(33,264)	(12,578)	144,852	(13,158)
Income from Discontinued Operations, Net	—	—	—	644

Net Income (Loss)	$(33,264)	$(12,578)	$144,852	$(12,514)

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(2.82)	$(1.07)	$12.28	$(1.12)
Income from Discontinued Operations	—	—	—	0.05

Net Income (Loss)	$(2.82)	$(1.07)	$12.28	$(1.07)

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(2.82)	$(1.07)	$12.01	$(1.12)
Income from Discontinued Operations	—	—	—	0.05

Net Income (Loss)	$(2.82)	$(1.07)	$12.01	$(1.07)

Weighted Average Shares Outstanding:
Basic	11,799,787	11,719,651	11,794,787	11,701,424

Diluted	11,799,787	11,719,651	12,062,151	11,701,424

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2010	2009
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$144,852	$(12,514)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Insurance Recoveries Recognized	(278,473)	(20,978)
Advances from Insurance Carriers	—	60,000
Depreciation	10,803	5,801
Deferred Income Taxes	80,654	(7,893)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Loss)	512	4,007
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	(1,849)	(4,536)
Gain (Loss) on Sale of Assets	—	(464)
Income from Discontinued Operations	—	(644)
Non-Cash Portion of Stock-Based Compensation	1,360	1,347
Equity Earnings in Unconsolidated Subsidiaries	(2,131)	(1,272)
Excess Tax Benefits from Stock-Based Compensation	75	—
Other	113	112
Changes in Operating Assets and Liabilities:
Accounts Receivable	(15,017)	(337)
Income Tax Receivable	—	12,704
Inventories	(20,861)	(29,561)
Prepaid Expenses and Other Assets	(4,188)	3,551
Accounts Payable—Trade	20,295	10,145
Other Liabilities	302	(6,151)

Net Cash Provided By Operations	(63,553)	13,317

Net Cash Provided By Discontinued Operations	—	1,015

Net Cash Provided by Operations	(63,553)	14,332

Investing Activities:
Capital Expenditures	(58,301)	(46,001)
Advances from Insurance Carriers	51,000	—
Proceeds from Sale of Marketable Securities	—	7,500
Proceeds from Sale of Assets	—	538
Other	16	(169)

Investing Cash Flow	(7,285)	(38,132)

Financing Activities:
Borrowing (Repayment) under Revolving Credit Line	(30,000)	30,000
Issuance of Common Stock	—	79
Cash Dividends	(573)	(1,847)
Excess Tax Benefits from Stock-Based Compensation	(75)	—
Other	(187)	(11)

Financing Cash Flow	(30,835)	28,221

Increase in Cash and Cash Equivalents	(101,673)	4,421
Cash and Cash Equivalents, Beginning of Period	115,584	74,723

Cash and Cash Equivalents, End of Period	$13,911	$79,144
Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$380	$156

Purchase of Property, Plant and Equipment on Account	$4,724	$3,976

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2010

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2009	12,026,354	$128,421	$27,922	$(69,909)	$86,434
Comprehensive Income:
Net Income			144,852		144,852
Foreign Currency Translation Adjustment (Net of Tax of $100,000)				178	178
Change in Derivative Fair Value (Net of Tax of $664,000)				(1,185)	(1,185)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $184,000)				329	329

Total Comprehensive Income					144,174
Dividends ($0.04 per share)			(462)		(462)
Restricted Stock Grants	136,562	1,098			1,098

Balance March 31, 2010	12,162,916	$129,519	$172,312	$(70,587)	$231,244

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

2. INSURANCE RECOVERIES

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprises approximately 60% of the Company’s capacity, was suspended until the summer of 2009 when limited bulk production was commenced. The installation of packaging lines was completed in December, and the refined silo became operational in January 2010.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)—(Continued)

The Company settled its insurance claim related to the Port Wentworth accident in December 2009 for an aggregate of $345 million, and received the remaining $45 million of insurance proceeds in early January 2010. Insurance recoveries aggregating $66.5 million which were deemed probable and reasonably estimable were recognized to the extent of the related loss in prior periods. The remaining $278.5 million of recoveries were recognized as gains in the quarter ended December 31, 2009, as follows (in millions):

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

3. CONTINGENCIES

The Company is party to a number of claims, including thirty-six lawsuits brought on behalf of twenty-eight employees or their families and thirty-two third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery accident. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. During the second fiscal quarter, the Company settled twelve lawsuits seeking recovery of injuries and losses from the Port Wentworth accident, with the settlement payments made to these claimants being funded by the Company’s insurers.

The Company has workers compensation insurance which provides for coverage equal to the statutory benefits provided to workers under state law. Additionally, the Company’s general liability policy provides for coverage for damages to third parties up to a policy limit of $100 million. While the Company believes it has meritorious defenses in this litigation, and that claims by employees and certain contractors are limited to benefits provided under Georgia workers compensation law, the ultimate resolution of these matters could result in liability in excess of the amount accrued. The Company believes the likelihood of the aggregate liability, including the amounts paid in the settlements discussed above, exceeding the $100 million policy limit is remote.

Following the Port Wentworth accident, the U.S. Occupational Safety Health Administration (OSHA) conducted investigations at the Company’s Port Wentworth and Gramercy refineries. OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company has contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters have been assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. The Company is engaged in settlement negotiations with OSHA on these cases and the trial date for the Port Wentworth administrative law hearing, which was set for May 2010, has been continued and discovery has been stayed. Proceedings in the Gramercy case, which had a trial date set for June 2010, have been stayed for 30 days.

The OSHA matters are on-going and the Company is unable to predict the final outcome of these matters with certainty. The Company believes that it is probable that it will incur a loss estimated to be approximately $6.0 million, and accordingly, recorded a liability in the consolidated financial statements in prior periods. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes.

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)—(Continued)

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

In January 2009, the Company was notified by its workers compensation liability insurance carrier that it anticipates charging the Company for certain loss-based assessments the carrier expected to receive from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”). The Company’s insurance contract provides that it reimburse the carrier for such SITF assessments if and when the assessments are levied based on workers compensation claims paid during a calendar year. Based on projections of workers compensation losses arising from the 2008 Port Wentworth accident and prior assessment rates, such assessments could total $6.4 million, including $3.7 million attributable to losses paid in calendar 2008 and 2009. The Company recorded a $3.7 million charge in the March 31, 2010 consolidated financial statements.

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

The Company contributed the footprint parcel of approximately 7 acres of land for the new refinery at the initial closing. Pursuant to the terms of the operative agreements, LSR and Imperial jointly enrolled the entire site (including the footprint) in the Voluntary Remediation Program (the “VRP”) of the Louisiana Department of Environmental Quality to conduct an environmental assessment of the site and complete remediation of any identified contamination. The Company is obligated to pay for the cost of remediation, if the VRP uncovers contamination above the applicable industrial standard. The Company will convey the remainder of the land to LSR upon completion of the VRP and be released of future environmental liabilities to state and federal authorities.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)—(Continued)

LSR has financing agreements aggregating $145 million to provide construction and working capital financing for the project. The financing is non-recourse to LSR’s members. The members have agreed to proportionately contribute additional capital to LSR if necessary to cover certain construction cost overruns and costs relating to the VRP that LSR agreed to assume. Construction costs of the new refinery are estimated at $120 million. The existing Gramercy refinery will operate during the construction and start-up phase of the new refinery, which began in December 2009 and is expected to be 18 to 24 months.

LSR’s raw cane sugar will be supplied by SUGAR through an evergreen raw sugar supply agreement. Cargill will serve as marketer of the refined sugar produced by LSR, other than refined sugar sold to Imperial.

5. STOCK-BASED COMPENSATION

During the six months ended March 31, 2010, the Company granted 133,446 shares of restricted stock to employees with a weighted average grant date fair value of $14.44 per share. Of these grants of restricted stock, 93,412 shares have performance and service conditions which must be met prior to vesting. The remaining 40,034 shares have service conditions which must be met before vesting occurs. These shares vest over a period of 34 months.

During the six months ended March 31, 2010, 35,979 shares of restricted stock vested with a fair value at vesting date of $506,000.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)—(Continued)

6. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Loss from Continuing Operations	$(33,264)	$(12,578)	$144,852	$(13,158)

Average Shares Outstanding	11,799,787	11,719,651	11,794,787	11,701,424
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	—	267,364	—

Adjusted Average Shares	11,799,787	11,719,651	12,062,151	11,701,424

Diluted EPS – Continuing Operations	$(2.82)	$(1.07)	$12.01	$(1.12)

Income from Discontinued Operations	$—	$—	$—	$644

Average Shares Outstanding	11,799,787	11,719,651	11,794,787	11,701,424
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	—	267,364	—

Adjusted Average Shares	11,799,787	11,719,651	12,062,151	11,701,424

Diluted EPS – Discontinued Operations	$0.00	$0.00	$0.00	$0.05

Net Loss	$(33,264)	$(12,578)	$144,852	$(12,514)

Average Shares Outstanding	11,799,787	11,719,651	11,794,787	11,701,424
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	—	267,364	—

Adjusted Average Shares	11,799,787	11,719,651	12,062,151	11,701,424

Diluted EPS – Net Income (Loss)	$(2.82)	$(1.07)	$12.01	$(1.07)

(1)	No assumed restricted stock share issuances or option exercises were included in the computation of diluted EPS for the three months ended March 31, 2010 and the three and six months ended March 31, 2009, because doing so would have an antidilutive effect on the computation of diluted earnings per share. Includes 224,614 shares of restricted stock and 42,750 options for the six months ended March 31, 2010. Excludes 14,328 and 651,929 antidilutive securities for the six months ended March 31, 2010 and 2009.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)—(Continued)

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the six months ended March 31, 2010 and 2009 were (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Pension Plans
Service Cost	$291	$263	$582	$525
Interest Cost	2,824	3,273	5,647	6,546
Expected Return on Plan Assets	(2,575)	(2,908)	(5,150)	(5,816)
Amortization of Prior Service Cost	35	30	69	61
Recognized Actuarial Loss	816	370	1,633	740

Total Net Periodic Benefit Costs	$1,391	$1,028	$2,781	$2,056

Postretirement Benefits Other than Pension Plans
Service Cost	$5	$2	$10	$5
Interest Cost	113	149	226	297
Amortization of Prior Service Cost	(398)	(398)	(797)	(797)
Recognized Actuarial Loss	161	97	322	195

Total Net Periodic Benefit Costs (Income)	$(119)	$(150)	$(239)	$(300)

Pension plan contributions, which are based on regulatory requirements, were $5.2 million for the six months ended March 31, 2010 and $2.6 million for the six months ended March 31, 2009. Contributions during the remainder of fiscal 2010 are expected to be approximately $8.4 million.

8. OTHER INCOME

Other income included the following (in thousands of dollars):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Equity Earnings in investment in
Comercializadora Santos Imperial S. de R.L. de C.V.	$772	$667	$869	$773
Wholesome Sweeteners, Inc.	479	172	1,262	499
Distributions from cost basis fuel terminal partnership	—	—	—	147
Gain (loss) on securities	—	—	—	388
Settlement of natural gas pricing litigation	761	107	761	107
Other	211	6	317	54

Total	$2,223	$952	$3,209	$1,968

The Company owns a 50 percent interest in Comercializadora Santos Imperial S. de R.L. de C.V. and a 50 percent interest in Wholesome Sweetners, Inc. The Company reports its share of earnings in these investees on the equity method. Summarized financial information for each of the Company’s equity method investees for three and six months ended March 31, 2010 and 2009 includes the following (in thousands of dollars):

	Three Months Ended March 31,				Six Months Ended March 31,
	Comercializadora Santos Imperial S. de R.L. de C.V.		Wholesome Sweeteners, Inc.		Comercializadora Santos Imperial S. de R.L. de C.V.		Wholesome Sweeteners, Inc.
	2010	2009	2010	2009	2010	2009	2010	2009
Net Sales	$71,647	$54,986	$23,149	$16,206	$112,685	$120,135	$47,897	$35,057
Gross Profit	$2,481	$2,449	$6,020	$3,319	$3,415	$3,107	$12,618	$7,279
Net Income	$1,543	$1,334	$1,039	$521	$1,737	$1,547	$3,055	$1,295

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)—(Continued)

9. FAIR VALUE

The Company determines the fair value of natural gas and raw sugar futures contracts and marketable securities using quoted market prices for the individual securities. The following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of March 31, 2010 and September 30, 2009 (in thousands of dollars):

	March 31, 2010
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$9,370	—	—	$(9,370)	—
Marketable Securities	200	—	—	—	$200
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	12,210	—	—	(12,210)	—
No. 11 World Sugar Futures Contracts	8,995	—	—	(8,995)	—
Current Liabilities:
Natural Gas	1,327	—	—	(1,327)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	3	—	—	(3)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	126	—	—	(126)	—

	September 30, 2009
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$17,651	—	—	$(17,651)	—
No. 11 World Sugar Futures Contracts	3,425	—	—	(3,425)	—
Natural Gas	1	—	—	(1)	—
Marketable Securities	56	—	—	—	$56
Current Liabilities:
Natural Gas	95	—	—	(95)	—
Natural Gas	31	—	—	(31)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	468	—	—	(468)	—
Non-Current Liabilities:
Natural Gas	13	—	—	(13)	—

Fair value hierarchy levels are as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

•

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that are used to generate management’s best estimate of fair value.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)—(Continued)

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

The majority of our industrial channel sales and a portion of our distribution channel sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts. Historically, substantially all of our purchases of domestic raw sugar and quota raw sugar imports are priced based on the New York Board of Trade (NYBOT) Sugar No. 16 futures contract. We use these futures contracts to price our physical domestic and quota raw sugar purchase commitments. Certain of these derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. To the extent that derivative instruments do not qualify for hedge accounting treatment, the Company records the effect of those instruments in current earnings. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the NYBOT Sugar No. 11 futures contract. We use these futures contracts to price our world raw purchase commitments, however, these derivative instruments are not designated as cash flow hedges. Additionally we receive short raw sugar futures contracts from certain raw sugar suppliers that are used as pricing mechanisms which are not designated as hedges. We have purchased domestic and world raw sugar futures contracts up to 20 months in advance of the physical purchase.

The Company recognized pre-tax losses of $24.8 million in the three months ended March 31, 2010, $12.9 million of pre-tax losses in the six months ended March 31, 2010 and $27.9 million of pre-tax gains in the fiscal year ended September 30, 2009 on domestic and world raw sugar futures contracts intended to hedge subsequent fiscal 2010 and 2011 raw sugar purchases. These derivatives did not qualify for hedge accounting treatment and are recognized in current earnings.

The pricing of our physical natural gas purchases generally is indexed to a spot market index and we use natural gas futures contracts traded on the New York Mercantile Exchange to hedge the cost of natural gas purchased under these physical contracts. These derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. Additionally, we utilize natural gas futures which are not designated as cash flow hedges to manage the remaining commodity price risk above the volume of derivatives designated as cash flow hedges. We have purchased natural gas futures contracts up to 9 months in advance of the physical purchase of natural gas.

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

At March 31, 2010 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	—	—	630,000
Not Designated	5,582,080	1,304,800	—

All of our futures contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company has $14.4 million recorded on the balance sheet for cash held on deposit in margin accounts at March 31, 2010 for the futures positions above. At March 31, 2010 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the six month period ended March 31, 2010, we did not engage in trading activity with derivatives.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)—(Continued)

The table below shows the location and amounts in the consolidated balance sheets for derivative instruments (in thousands):

As of March 31, 2010:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$9,370	$(9,370)	—
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$12,210	$(12,210)	—
No. 11 World Sugar Futures Contracts	Not Designated	8,995	(8,995)	—
Current Liabilities:
Natural Gas	Cash Flow	1,327	(1,327)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	3	(3)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	126	(126)	—

As of September 30, 2009:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$17,651	$(17,651)	—
No. 11 World Sugar Futures Contracts	Not Designated	3,425	(3,425)	—
Natural Gas	Cash Flow	1	(1)
Current Liabilities:
Natural Gas	Cash Flow	95	(95)	—
Natural Gas	Not Designated	31	(31)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	468	(468)	—
Non-Current Liabilities:
Natural Gas	Cash Flow	13	(13)	—

The impact of futures contracts on the consolidated income statement for fiscal year 2010 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended March 31, 2010			Six Months Ended March 31, 2010
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$—	$—	$184	$—	$—	$524
Cash Flow	Accumulated other comprehensive loss	—	—	1,313	—	—	1,849
Not Designated	Cost of Sales (credit)	7,070	8,616	134	(11,796)	8,564	207

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $1.6 million of losses on cash flow hedges for natural gas is expected to be reclassified to earnings over the next twelve months.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)—(Continued)

The impact of futures contracts on the consolidated income statement for the three and six months ended March 31, 2009 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended March 31, 2009			Six Months Ended March 31, 2009
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$615	$—	$2,187	$289	$—	$3,718
Cash Flow	Accumulated other comprehensive loss	(443)	—	1,628	814	—	3,722
Not Designated	Cost of Sales (credit)	2,888	(546)	95	2,776	707	269

(1)	Amounts were reclassified from accumulated other comprehensive income.

11. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income for the six months ended March 31, 2010 are as follows:

	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Pension and Other Post Retirement Medical Benefits	Foreign Currency Translation Adjustments and Other	Total
Balance September 30, 2009	$25	$(69,820)	$(114)	$(69,909)

Change in Derivative Fair Value (Net of Tax of $664,000)	(1,185)			(1,185)

Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $184,000)	329			329
Foreign Currency Translation Adjustment (Net of Tax of $100,000)			178	178

Balance March 31, 3010	$(831)	$(69,820)	$64	$(70,587)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Overview

We operate in a single domestic business segment, the production and sale of refined sugar and related products. Our results of operations substantially depend on market factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugar beets, prices of competing crops, supply and price of raw cane sugar, domestic dietary trends, competing sweeteners, weather conditions, production outages at key industry facilities and the United States and Mexican farm and trade policies. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The 2008 Farm Bill limits the importation of raw cane sugar and the marketing of domestically produced refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane refineries.

The Company experienced an industrial accident in February 2008 at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprises approximately 60% of our capacity, was suspended after the accident until we commenced limited bulk sugar production in the summer of 2009. Packaged production on certain lines began in September 2009. Installation of the remaining packaging lines was completed during the quarter ended December 31, 2009 and the refined silo storage facilities were operational in January 2010.

Results of Operations

Three and Six Months Ended March 31, 2010 compared to Three and Six Months Ended March 31, 2009

For the three months ended March 31, 2010, we reported a net loss from continuing operations of $33.3 million or $2.82 per diluted share, compared to a loss of $12.6 million or $1.07 per diluted share during the second fiscal quarter of the prior year. For the six months ended March 31, 2010, we reported net income from continuing operations of $144.9 million or $12.01 per diluted share, compared to a loss of $12.5 million or $1.07 per diluted share for the six months ended March 31, 2009. The recognition of insurance gains, derivative activity and refinery performance has had a significant impact on our reported earnings during these periods.

In December 2009 the Company settled the property insurance claim relating to the Port Wentworth accident and recorded pretax gains totaling $278.5 million ($178.2 million after tax).

The domestic raw sugar market rose dramatically during the second half of calendar 2009, resulting in first quarter gains of $18.9 million recognized on derivative contracts intended to hedge raw sugar purchases primarily for the balance of fiscal 2010. During the current quarter the raw sugar market declined from December 31, 2009 levels, generating $24.8 million of losses on derivative contracts intended to hedge future raw sugar purchases. These gains and losses did not qualify for hedge accounting treatment and accordingly, are included in current operating results. The current year’s results are also impacted by approximately $18.8 million of higher raw sugar costs as a result of derivative gains recognized in the fourth quarter of fiscal 2009 that were intended to hedge raw sugar purchases in the first six months of fiscal 2010.

Port Wentworth’s total production for the second fiscal quarter was about 80% of normal periods and exceeded 90% for the month of March. Daily production rates continue to lag normal capacities necessitating additional production days and added costs to achieve these volumes. Additionally, the reduced production volumes constrained refined sugar sales during the periods.

We discuss these and other factors in more detail below.

Sugar sales comprise approximately 97% of our net sales. Sugar sales volumes and prices were:

	Three Months Ended March 31,				Six Months Ended March 31,
	2010		2009		2010		2009
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	2,970	$34.84	1,868	$31.10	5,454	$33.56	3,058	$30.81
Consumer	1,106	47.37	973	37.69	2,370	45.39	2,143	38.05
Distributor	979	40.35	685	34.56	1,750	39.49	1,322	34.38

Domestic Sales	5,055	38.65	3,526	33.59	9,574	37.57	6,522	33.91
World Sales	208	37.64	106	25.21	392	35.12	226	24.62

Sugar Sales	5,263	$38.61	3,632	$33.35	9,966	$37.48	6,748	$33.60

Net sales increased 68.0% for the three months and 64.3% for the six months ended March 31, 2010, each compared to the same period in the prior year. Domestic sugar volumes increased 43.4% for the quarter and 46.8% for the six-month period primarily due to the additional production from the Port Wentworth refinery partially offset by lower volumes of sugar purchased from other producers. The ramp up in production volumes at the Port Wentworth refinery limited the increases in sales volumes during the current year. The refinery’s production was approximately 60% and 80% of normal periods in the first and second quarters, respectively. Additionally, challenges starting up certain specialty product lines delayed the reinitiation of distribution with certain customers, notably several retailers who require a full line offering of products.

Domestic sales prices increased 15.1% for the quarter and 10.8% for the six-month period. Sugar production from the domestic sugar beet crop harvested in the fall of 2009, which is forecasted by the USDA to be 6.8% higher than the prior year, is still significantly below recent historical levels. Additionally, imports from Mexico in fiscal 2010 are forecasted to be 5.2% of U.S. annual demand as compared to 13.2% in the prior year. The combination of these factors, as well as the influence of higher raw cane sugar prices, has led to higher refined prices.

The majority of industrial channel sales and a portion of distributor channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, realized sales prices tend to lag market trends. Through December 2009, the Company continued to fulfill lower-priced contracts which existed at the time of the Port Wentworth accident, dampening the effect of higher prices in the first quarter.

For the three months ended March 31, 2010, gross margin as a percentage of sales decreased to a negative 19.6% compared to a negative 4.7% in the prior year quarter. The decrease in gross margin percentage is primarily due to higher raw sugar costs and losses on raw sugar derivatives which were intended to hedge raw sugar purchases in later periods, offset in part higher refined sugar prices. Gross margin as a percent of sales for the six months ended March 31, 2010 declined to a negative 7.4% from a negative 3.8% for the same period last year primarily due to higher raw sugar costs resulting from derivative gains recognized in the fourth quarter of fiscal 2009 which were intended to hedge fiscal 2010 raw sugar purchases.

Raw sugar production shortfalls in India and poor crop conditions in Brazil have created very tight supply in the world raw sugar market, which has driven up world raw sugar prices. Rising world raw sugar prices together with restrictions on imports imposed by the 2008 Farm Bill pushed domestic raw sugar prices to 30 year highs at the end of calendar 2009, before prices fell 10%, but remain at much higher than historical levels. Domestic raw sugar futures prices for the nearby futures contract as quoted on the Intercontinental Exchange at recent quarter ends were as follows:

Closing Price (per cwt)
September 30, 2008	$22.58
December 31, 2008	$20.03
March 31, 2009	$20.98
June 30, 2009	$22.70
September 30, 2009	$30.50
December 31, 2009	$35.03
March 31, 2010	$31.29

The Company has attempted to offset the increase in raw sugar cost by adjusting its sales prices, however there can be no assurance that we will be successful in achieving sales price increases sufficient to offset these higher raw sugar costs.

Raw sugar derivative gains and losses recognized in fiscal 2009 and fiscal 2010, which were intended to hedge future sugar purchases were as follows:

Raw Sugar Futures Derivative Gains (Losses)

(In Millions)

Recognized In			Futures Contract Delivery Period
	Fiscal 2010		Fiscal 2010
Fiscal 2009	Q1	Q2	Q1	Q2	Q3	Q4	Fiscal 2011

$27.9			$8.8	$10.0	$5.7	$2.9	$0.5
	$18.9			7.0	7.9	3.4	0.6
		$(24.8)			(16.1)	(5.7)	(3.0)

			$8.8	$17.0	$(2.5)	$0.6	$(1.9)

The recognition of derivative gains in fiscal 2009 and the first quarter of fiscal 2010 results in higher raw sugar cost in subsequent periods while the recognition of losses in the second quarter of fiscal 2010 will result in lower raw sugar costs in future periods.

Our cost of domestic raw cane sugar, excluding derivative gains and losses, was as follows (per cwt on a raw market basis):

Period Ended	Three Months	Six Months
March 31, 2009	$21.82	$21.75
March 31, 2010	$30.15	$27.82

The higher current period raw sugar cost reflects the higher raw sugar market prices coupled with the absence of derivative gains deferred from prior periods for accounting purposes. As a result of these higher domestic raw cane sugar costs, our gross margin percentage declined by 20.9% for the quarter and declined by 16.7% for the six month period as compared to the same periods last year.

Cost of sales for the second fiscal quarter includes $24.8 million of losses on raw sugar futures contracts recognized this quarter on derivatives intended to hedge raw sugar purchases in future periods, which negatively impacted gross margin by 10.2%. Absent the impact of these derivative losses, along with the $17.0 million of higher raw sugar cost from derivative gains recognized in previous periods, gross margin as a percent of sales would have been 0.4% in the current quarter. Gross margin as a percent of sales for the six months ended March 31, 2010 would have been 0.9% after considering the $12.9 million of losses recognized in fiscal 2010 relating to future periods, along with the $18.8 million of gains recognized in fiscal 2009. If the balance of our anticipated raw sugar purchases for fiscal 2010 were priced in the domestic sugar futures market on March 31, 2010, our raw sugar costs for fiscal 2010 would be $28.05 per cwt.

Manufacturing costs increased in the quarter and six month period compared to last year and to normal production periods as the Port Wentworth refinery ramped up production volume throughout fiscal 2010. Port Wentworth’s total production for the quarter was about 80% of normal periods. Daily production rates however, continue to lag normal capacities necessitating added production days. The lower total production volumes and the additional production days generated higher unit cost while refining efficiency adversely impacted yields. Additionally, higher safety, depreciation and operational consulting cost impacted manufacturing costs. Gross margin percentage was reduced by 0.5% for the quarter and 0.9% for the six month period as a result of these increased costs, compared to the year earlier periods.

Energy costs per cwt were lower than the prior year in both the quarter and six month periods due to a significant drop in natural gas prices and as a result gross margin improved 2.0% in the quarter and 2.4% for the six month periods both compared to the prior year. The Gramercy refinery uses natural gas exclusively and the Port Wentworth refinery is expected to resume usage of coal as its primary energy source in the third quarter of fiscal 2010.

	Three Months Ended March 31,				Six Months Ended March 31,
	2010		2009		2010		2009
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)
Natural Gas	1,187	$5.45	608	$8.94	2,330	$5.07	1,180	$9.39
Coal	63	4.25	—	—	63	4.25	—	—

Total	1,249	$5.39	608	$8.94	2,392	$5.05	1,180	$9.39

We have purchased or hedged approximately 77% of our expected natural gas requirements for fiscal 2010 at a price of $5.22 per mmbtu. If the balance of our anticipated natural gas purchases for the year were priced in the futures market on April 23, 2010, our natural gas costs would be $4.99 per mmbtu compared to $7.43 per mmbtu in fiscal 2009.

Transportation costs were lower in the quarter and six month periods as customer shipments were optimized between Gramercy and Port Wentworth as compared to the longer distances required last year without the benefit of Port Wentworth production. Gross margin improved 1.2% for the quarter and 1.6% for the six months as a result of these lower transportation costs.

Selling, general and administrative expense decreased $1.8 million for the quarter and $1.9 million for the six months ended March 31, 2010 compared to the same periods in the prior year primarily due to lower compensation and benefits along with lower computer related depreciation.

The Company settled the Port Wentworth property and business interruption insurance claim in the first fiscal quarter for $345.0 million resulting in pretax gains of $278.5 million. We incurred $1.5 million of continuing legal and consulting costs related to the refinery explosion during the current quarter as compared to $4.9 million of net charges in the prior year quarter. We incurred $3.2 million of continuing legal and consulting costs during the six months ended March 31, 2010 as compared to $8.2 million of net charges in the prior six month period. Details of the settlement of the insurance claim are provided in Note 2 to the Consolidated Financial Statements.

In January 2009, the Company was notified by its workers compensation liability insurance carrier that it anticipates charging the Company for certain loss-based assessments the carrier expected to receive from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”). The Company’s insurance contract provides that it reimburse the carrier for such SITF assessments if and when the assessments are levied based on workers compensation claims paid during a calendar year. The Company recorded a $3.7 million charge in refinery explosion related charges during the quarter ended March 31, 2010.

The Company along with other sugar industry participants was party to a lawsuit with McNeil Nutritional, which was settled in November 2008. The Company received $16.1 million in connection with the settlement which was recorded as a gain on litigation settlement in the quarter ended December 31, 2008.

Other income, which includes equity investment earnings and distributions from cost basis investments, increased significantly in the current quarter as compared to last year due to a significant improvement in Wholesome Sweeteners’ earnings as well as proceeds from settlement of a class action natural gas pricing litigation. Other income included the following (in thousands of dollars):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Equity Earnings in investment in
Comercializadora Santos Imperial S. de R.L. de C.V.	$772	$667	$869	$773
Wholesome Sweeteners, Inc.	479	172	1,262	499
Distributions from cost basis fuel terminal partnership	—	—	—	147
Gain (loss) on securities	—	—	—	388
Settlement of natural gas pricing litigation	761	107	761	107
Other	211	6	317	54

Total	$2,223	$952	$3,209	$1,968

We have estimated a combined federal and state income tax rate of 37.0% for the quarter and 35.8% for the six months compared to 39.0% and 38.6% in the same periods last year.

Income from discontinued operations in fiscal 2009 is a result of the resolution of pre-disposal contingencies.

Liquidity and Capital Resources

At March 31, 2010, the Company had cash and cash equivalents of $13.9 million. and $30 million of outstanding borrowings under our $100 million revolving credit agreement with Bank of America, N.A. (the “Revolver”). At March 31, 2010, we had the capacity under the borrowing base formula to borrow $64.1 million against inventory and receivables, after deducting outstanding letters of credit totaling $5.9 million.

Our liquidity position was negatively affected during the second fiscal quarter by the significant decline in raw sugar futures prices. The change in value of exchange traded futures contracts are required to be settled daily in cash. During the quarter we funded $25 million of losses on long futures contracts intended to hedge raw sugar purchases in future periods, while the benefit of the lower priced raw sugar purchases resulting from this decline will be realized in future periods. Conversely, the majority of the gains on raw sugar futures contracts realized as the market rose in prior quarters, resulted in higher priced raw sugar purchases during the first and second fiscal quarters. We are unable to predict changes in the raw sugar futures market or its impact on our liquidity. Our borrowings under the Revolver at April 30, 2010 increased to $55 million, primarily due to the timing of the arrival and payment of raw sugar purchases during the month.

We believe that our available liquidity and capital resources including cash from operations, cash balances and existing revolving credit agreement, are sufficient to meet our operating and capital needs, including remaining estimated reconstruction costs and ongoing capital improvements, through at least the next twelve months. The recent credit crisis and related turmoil in the global financial system could make the availability of borrowings available to finance any insurance shortfall or other liquidity needs difficult, and the cost of such borrowings expensive.

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

In addition, in the event that our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for the quarter ended March 31, 2010 was $141 million.

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

We have rebuilt the portions of the Port Wentworth refinery and packaging operations that were damaged or destroyed in the industrial accident in February 2008. The replacement cost of the damaged facilities at the Port Wentworth refinery is estimated at $230 million and we had spent $215 million on the project through March 31, 2010. Our capital expenditures for the quarter and six months ended March 31, 2010 were $20.7 million and $58.3 million including $18.7 million and $54.5 relating to the Port Wentworth rebuild. Capital expenditures for the remainder of fiscal 2010, including the Port Wentworth rebuild project, are expected to total between $25 million and $30 million, related primarily to safety improvements and normal equipment replacement, and includes approximately $6.0 million of improvements we are obligated to complete in connection with the LSR joint venture agreements.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of March 31, 2010.

	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011	Expected Maturity Fiscal 2012
Domestic Futures Contracts (long positions):
Contract Volumes (cwt)	4,034,000	1,542,000	5,600
Weighted Average Contract Price (per cwt)	$30.95	$28.19	$26.20
Contract Amount	$124,853,000	$43,476,000	$147,000
Weighted Average Fair Value (per cwt)	$30.64	$27.07	$26.75
Fair Value	$123,608,000	$41,754,000	$150,000

	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011
World Futures Contracts (long positions):
Contract Volumes (cwt)	1,257,000	48,000
Weighted Average Contract Price (per cwt)	$23.59	$20.76
Contract Amount	$29,647,000	$1,000,000
Weighted Average Fair Value (per cwt)	$16.59	$16.70
Fair Value	$20,848,000	$804,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At March 31, 2009, our domestic futures position was a net long position of 1,742,000 cwt at an average contract price of $21.16 and an average fair value price of $21.40. Our world futures position at March 31, 2009 was a net long position of 147,840 cwt at an average contract price of $13.21 and an average fair value price of $12.67.

The information in the table below presents our natural gas futures positions outstanding as of March 31, 2010.

	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011
Futures Contracts (long positions):
Contract Volumes (mmbtu)	570,000	60,000
Weighted Average Contract Price (per mmbtu)	$6.15	$6.95
Contract Amount	$3,506,000	$417,000
Weighted Average Fair Value (per mmbtu)	$4.05	$4.76
Fair Value	$2,310,000	$285,000

At March 31, 2009, our natural gas futures position was a long position of 760,000 mmbtu with an average contract price of $7.75 and an average fair value price of $4.23.

At March 31, 2010 and 2009, we had no interest rate derivatives which were sensitive to interest rate changes.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a number of claims, including thirty-six lawsuits brought on behalf of twenty-eight employees or their families and thirty-two third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery accident. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. During the second fiscal quarter, the Company settled twelve lawsuits seeking recovery of injuries and losses from the Port Wentworth accident, with the settlement payments made to these claimants being funded by the Company’s insurers.

The Company has workers compensation insurance which provides for coverage equal to the statutory benefits provided to workers under state law. Additionally, the Company’s general liability policy provides for coverage for damages to third parties up to a policy limit of $100 million. While the Company believes it has meritorious defenses in this litigation, and that claims by employees and certain contractors are limited to benefits provided under Georgia workers compensation law, the ultimate resolution of these matters could result in liability in excess of the amount accrued. The Company believes the likelihood of the aggregate liability, including the amounts paid in the settlements discussed above, exceeding the $100 million policy limit is remote.

Following the Port Wentworth accident, the U.S. Occupational Safety Health Administration (OSHA) conducted investigations at the Company’s Port Wentworth and Gramercy refineries. OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company has contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters have been assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. The Company is engaged in settlement negotiations with OSHA on these cases and the trial date for the Port Wentworth administrative law hearing, which was set for May 2010, has been continued and discovery has been stayed. Proceedings in the Gramercy case, which had a trial date set for June 2010, have been stayed for 30 days.

The OSHA matters are on-going and the Company is unable to predict the final outcome of these matters with certainty. The Company believes that it is probable that it will incur a loss estimated to be approximately $6.0 million, and accordingly, recorded a liability in the consolidated financial statements in prior periods. OSHA penalties are not covered by insurance, and are not deductible for federal income tax purposes.

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

In January 2009, the Company was notified by its workers compensation liability insurance carrier that it anticipates charging the Company for certain loss-based assessments the carrier expected to receive from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”). The Company’s insurance contract provides that it reimburse the carrier for such SITF assessments if and when the assessments are levied based on workers compensation claims paid during a calendar year. Based on projections of workers compensation losses arising from the 2008 Port Wentworth accident and prior assessment rates, such assessments could total $6.4 million, including $3.7 million attributable to losses paid in calendar 2008 and 2009. The Company recorded a $3.7 million charge in the March 31, 2010 consolidated financial statements.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: May 7, 2010	By:	/S/ H. P. MECHLER
H. P. Mechler
Senior Vice President and Chief Financial Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No.	Document

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.