Form 10-Q
period 2010-06-30
IMPERIAL SUGAR CO /NEW/
filed 2010-08-06
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 12,147,260 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, future refinery construction costs and timelines, future expenses and liabilities arising from the Port Wentworth refinery incident, future costs and actions regarding the Louisiana Sugar Refining, LLC venture, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations and capital investment programs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, unforeseen engineering, construction and equipment delays, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	September 30, 2009
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$19,699	$115,584
Marketable Securities	200	56
Accounts Receivable, Net	55,275	34,601
Inventories:
Finished Products	46,138	18,434
Raw and In-Process Materials	52,712	83,215
Supplies	15,421	10,626

Total Inventory	114,271	112,275

Deferred Income Taxes, Net	—	16,215
Prepaid Expenses and Other Current Assets	42,523	14,873

Total Current Assets	231,968	293,604
Other Investments	14,854	10,930
Property, Plant and Equipment, Net	278,645	252,913
Deferred Income Taxes, Net	—	55,940
Other Assets	3,402	2,553

Total	$528,869	$615,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable, Trade	$80,155	$87,141
Borrowing under Revolving Credit Line	33,000	60,000
Deferred Income Taxes, Net	4,563	—
Other Current Liabilities	63,355	28,390
Insurance Advances, Net	—	227,475

Total Current Liabilities	181,073	403,006
Deferred Employee Benefits and Other Liabilities	121,306	126,500
Deferred Income Taxes, Net	471	—
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,147,260 and 12,026,354 Shares Issued and Outstanding at June 30, 2010 and September 30, 2009	129,945	128,421
Retained Earnings	166,377	27,922
Accumulated Other Comprehensive Loss	(70,303)	(69,909)

Total Shareholders’ Equity	226,019	86,434

Total	$528,869	$615,940

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$260,978	$142,291	$643,620	$375,241
Business Interruption Insurance Recovery	—	—	84,677	—

Cost of Sales (includes depreciation of $5,905,000 and $2,826,000 for the three months and $16,044,000 and $7,487,000 for the nine months ended June 30, 2010 and 2009, respectively)	(259,068)	(141,987)	(670,157)	(383,729)
Selling, General and Administrative Expense (includes depreciation of $323,000 and $457,000 for the three months and $987,000 and $1,547,000 for the nine months ended June 30, 2010 and 2009, respectively)	(10,466)	(10,932)	(30,591)	(32,953)
Refinery Explosion Related Charges, Net	(901)	(6,196)	(7,805)	(14,382)
Insurance Recoveries Recognized	—	—	193,796	—
Gain on Litigation Settlement	—	—	—	16,148

Operating Income (Loss)	(9,457)	(16,824)	213,540	(39,675)
Interest Expense	(565)	(545)	(1,307)	(1,408)
Interest Income	6	55	48	379
Other Income, Net	1,350	1,059	4,559	3,027

Income (Loss) from Continuing Operations Before Income Tax	(8,666)	(16,255)	216,840	(37,677)
Benefit (Provision) for Income Taxes	2,979	5,774	(77,675)	14,038

Net Income (Loss) from Continuing Operations	(5,687)	(10,481)	139,165	(23,639)
Income from Discontinued Operations, Net	—	—	—	644

Net Income (Loss)	$(5,687)	$(10,481)	$139,165	$(22,995)

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(0.48)	$(0.89)	$11.79	$(2.01)
Income from Discontinued Operations	—	—	—	0.05

Net Income (Loss)	$(0.48)	$(0.89)	$11.79	$(1.96)

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(0.48)	$(0.89)	$11.53	$(2.01)
Income from Discontinued Operations	—	—	—	0.05

Net Income (Loss)	$(0.48)	$(0.89)	$11.53	$(1.96)

Weighted Average Shares Outstanding:
Basic	11,811,540	11,740,261	11,800,372	11,714,370

Diluted	11,811,540	11,740,261	12,068,163	11,714,370

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2010	2009
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$139,165	$(22,995)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Insurance Recoveries Recognized	(278,473)	(27,878)
Advances from Insurance Carriers	—	60,000
Depreciation	17,031	9,034
Deferred Income Taxes	77,675	(14,321)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Loss)	847	5,871
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	(1,604)	(5,068)
Gain (Loss) on Sale of Assets	—	(464)
Income from Discontinued Operations	—	(644)
Non-Cash Portion of Stock-Based Compensation	1,818	1,863
Equity Earnings in Unconsolidated Subsidiaries	(3,495)	(2,334)
Excess Tax Benefits from Stock-Based Compensation	89	—
Other	168	168
Changes in Operating Assets and Liabilities:
Accounts Receivable	(20,674)	(2,493)
Income Tax Receivable	—	12,704
Inventories	(1,996)	(14,564)
Prepaid Expenses and Other Assets	4,157	1,812
Accounts Payable—Trade	16,096	(4,867)
Other Liabilities	(3,472)	(5,011)

Net Cash Used in Continuing Operations	(52,668)	(9,187)

Net Cash Provided By Discontinued Operations	—	1,015

Net Cash Used in Operating Activities	(52,668)	(8,172)

Investing Activities:
Capital Expenditures	(65,875)	(98,472)
Advances from Insurance Carriers	51,000	40,000
Proceeds from Sale of Marketable Securities	—	7,500
Proceeds from Sale of Assets	—	538
Other	(235)	(169)

Net Cash Used in Investing Activities	(15,110)	(50,603)

Financing Activities:
Borrowing (Repayment) under Revolving Credit Line	(27,000)	60,000
Issuance of Common Stock	—	79
Cash Dividends	(813)	(2,084)
Excess Tax Benefits from Stock-Based Compensation	(89)	—
Other	(205)	(11)

Net Cash Provided by (Used in) Financing Activities	(28,107)	57,984

Decrease in Cash and Cash Equivalents	(95,885)	(791)
Cash and Cash Equivalents, Beginning of Period	115,584	74,723

Cash and Cash Equivalents, End of Period	$19,699	$73,932

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$219	$395

Purchase of Property, Plant and Equipment on Account	$5,636	$599

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2010

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2009	12,026,354	$128,421	$27,922	$(69,909)	$86,434
Comprehensive Income:
Net Income			139,165		139,165
Foreign Currency Translation Adjustment (Net of Tax of $52,000)				93	93
Change in Derivative Fair Value (Net of Tax of $573,000)				(1,031)	(1,031)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $303,000)				544	544

Total Comprehensive Income					138,771
Dividends ($0.06 per share)			(710)		(710)
Restricted Stock Grants	120,906	1,524			1,524

Balance June 30, 2010	12,147,260	$129,945	$166,377	$(70,303)	$226,019

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Cost of Sales

The Company’s sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods. Sugar inventory quantities at June 30, 2010 declined below the September 30, 2009 balance resulting in the liquidation of a LIFO inventory layer with a cost approximately $4.9 million below the cost of current purchases.

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

2. INSURANCE RECOVERIES

The Company experienced an explosion and fire on February 7, 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprises approximately 60% of the Company’s capacity, was suspended until the summer of 2009 when limited bulk production was commenced. The installation of packaging lines was completed in December 2009, and the refined silo storage facilities became operational in January 2010.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)—(Continued)

The Company settled its property insurance claim related to the Port Wentworth accident in December 2009 for an aggregate of $345 million. Insurance recoveries aggregating $66.5 million which were deemed probable and reasonably estimable were recognized to the extent of the related loss in prior periods. The remaining $278.5 million of recoveries were recognized as gains in the quarter ended December 31, 2009, as follows (in millions):

	Insurance Recovery	Recognized Through the Year Ended September 30, 2009	Nine Months Ended June 30, 2010
Business interruption	$84.7	—	$84.7
Property replacement cost	212.4	$23.2	189.2
Payroll and other incurred costs	47.9	43.3	4.6

Total	$345.0	$66.5	$278.5

Financial reporting gains recognized for replacement cost recoveries will not be recognized for tax purposes to the extent the Company made elections under the involuntary conversion rules of the Internal Revenue Code, as the insurance proceeds have been reinvested in replacement property within the required period of time. The replacement cost expenditures establish a new basis in the assets for financial reporting purposes, resulting in higher depreciation charges. The tax basis in the replaced assets will be reduced by the amount of the gain not recognized under the involuntary conversion rules.

3. CONTINGENCIES

The Company is party to a number of claims, including twenty-four remaining lawsuits brought on behalf of 18 employees or their families and 16 third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery accident. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. During the third fiscal quarter, the Company settled twelve lawsuits seeking recovery of injuries and losses from the Port Wentworth accident, with the settlement payments made to these claimants being funded by the Company’s insurers. Including the lawsuits settled in the third fiscal quarter, the Company has settled twenty-four of the original forty-eight lawsuits filed as a result of the Port Wentworth refinery accident.

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

Following the Port Wentworth accident, the U.S. Occupational Safety Health Administration (OSHA) conducted investigations at the Company’s Port Wentworth and Gramercy refineries. OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters were assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. On July 7, 2010, the Company settled the Port Wentworth and Gramercy citations and agreed to pay aggregate penalties of $6.05 million, which will be payable in four quarterly installments. The Company made no admission of liability in the settlements. The Company also agreed to abate the citations and to implement certain other measures related to worker and facility safety. The $6.05 million aggregate penalties, which had been provided for in prior fiscal periods, are not covered by insurance and are not deductible for federal income tax purposes.

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

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)—(Continued)

On January 16, 2009, one of such stockholders filed a derivative action in the District Court of Harris County, Texas against twelve current and former directors and officers of the Company and named the Company as a nominal defendant. The action, entitled Delaney v. Sheptor, et al., Cause No. 2009-03145 (Dist. Ct. Tex.), asserts a claim of breach of fiduciary duty against defendants in connection with the February 2008 explosion at the Port Wentworth facility and seeks unspecified damages on behalf of the Company. The action has been stayed pending completion of the investigation by the committee of independent and disinterested directors. On August 5, 2010, the plaintiff in Delaney filed a motion for preliminary approval of settlement with the District Court of Harris County, which motion is pending before the court. The terms of the proposed settlement provide for implementation by the Company of certain management and governance measures and provides for the payment of $2.65 million in attorneys’ fees of the derivative plaintiffs. The Company expects the $2.65 million payment to be made by its insurer. The defendants make no admission of liability in the proposed settlement.

In January 2009, the Company was notified by its workers compensation liability insurance carrier that it anticipates charging the Company for certain loss-based assessments the carrier expected to receive from the state of Georgia’s Subsequent Injury Trust Fund (“SITF”). The Company’s insurance contract provides that it reimburse the carrier for such SITF assessments if and when the assessments are levied based on workers compensation claims paid during a calendar year. Based on projections of workers compensation losses arising from the 2008 Port Wentworth accident and prior assessment rates, such assessments could total $6.4 million, including $3.7 million attributable to losses paid in calendar 2008 and 2009. The Company recorded a $3.7 million charge in March 31, 2010 attributable to such past losses.

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

        The Company contributed the footprint parcel of approximately 7 acres of land for the new refinery at the initial closing. Pursuant to the terms of the operative agreements, LSR and Imperial jointly enrolled the entire site (including the footprint) in the Voluntary Remediation Program (the “VRP”) of the Louisiana Department of Environmental Quality to conduct an environmental assessment of the site and complete remediation of any identified contamination. The Company is obligated to pay for the cost of remediation if the VRP uncovers contamination above the applicable industrial standard. The Company will convey the remainder of the land to LSR upon completion of the VRP and be released of future environmental liabilities to state and federal authorities.

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)—(Continued)

LSR’s raw cane sugar will be supplied by SUGAR through an evergreen raw sugar supply agreement. Cargill will serve as marketer of the refined sugar produced by LSR, other than refined sugar sold to Imperial.

5. STOCK-BASED COMPENSATION

During the nine months ended June 30, 2010, the Company granted 133,446 shares of restricted stock to employees with a weighted average grant date fair value of $14.44 per share. Of these grants of restricted stock, 93,412 shares have performance and service conditions which must be met prior to vesting while the remaining 40,034 shares only have service conditions. These shares vest over a period of 34 months.

Additionally, during the nine months ended June 30, 2010, the Company granted 22,071 restricted stock units (RSU’s) to non-employee directors with a weighted average grant date fair value of $14.43 per share. The RSU’s vest six months following termination of board service.

During the nine months ended June 30, 2010, 50,608 shares of restricted stock vested with a fair value at vesting date of $657,000.

6. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Income/(Loss) from Continuing Operations	$(5,687)	$(10,481)	$139,165	$(23,639)

Average Shares Outstanding	11,811,540	11,740,261	11,800,372	11,714,370
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	—	267,791	—
Adjusted Average Shares	11,811,540	11,740,261	12,068,163	11,714,370

Diluted EPS – Continuing Operations	$(0.48)	$(0.89)	$11.53	$(2.01)

Income from Discontinued Operations	$—	$—	$—	$644

Average Shares Outstanding	11,811,540	11,740,261	11,800,372	11,714,370
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	—	267,791	—
Adjusted Average Shares	11,811,540	11,740,261	12,068,163	11,714,370

Diluted EPS – Discontinued Operations	$0.00	$0.00	$0.00	$0.05

Net Income/(Loss)	$(5,687)	$(10,481)	$139,165	$(22,995)

Average Shares Outstanding	11,811,540	11,740,261	11,800,372	11,714,370
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	—	267,791	—
Adjusted Average Shares	11,811,540	11,740,261	12,068,163	11,714,370

Diluted EPS – Net Income (Loss)	$(0.48)	$(0.89)	$11.53	$(1.96)

(1)	No assumed restricted stock share issuances or option exercises were included in the computation of diluted EPS for the three months ended June 30, 2010 and the three and nine months ended June 30, 2009, because doing so would have an antidilutive effect on the computation of diluted earnings per share. Includes 223,380 shares of restricted stock and 44,411 options for the nine months ended June 30, 2010. Excludes 6,998 and 636,823 antidilutive securities for the nine months ended June 30, 2010 and 2009.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)—(Continued)

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the nine months ended June 30, 2010 and 2009 were (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Pension Plans
Service Cost	$291	$269	$873	$794
Interest Cost	2,824	3,171	8,471	9,717
Expected Return on Plan Assets	(2,575)	(2,977)	(7,725)	(8,793)
Amortization of Prior Service Cost	34	31	103	92
Recognized Actuarial Loss	817	(384)	2,450	356

Total Net Periodic Benefit Costs	$1,391	$110	$4,172	$2,166

Postretirement Benefits Other than Pension Plans
Service Cost	$4	$3	$14	$8
Interest Cost	113	140	339	437
Amortization of Prior Service Cost	(399)	(398)	(1,196)	(1,195)
Recognized Actuarial Loss	162	103	484	298

Total Net Periodic Benefit Costs (Income)	$(120)	$(152)	$(359)	$(452)

Pension plan contributions, which are based on regulatory requirements, were $8.2 million for the nine months ended June 30, 2010 and $5.2 million for the nine months ended June 30, 2009. Contributions during the remainder of fiscal 2010 are expected to be approximately $5.4 million.

8. OTHER INCOME

Other income included the following (in thousands of dollars):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Equity Earnings in investment in
Comercializadora Santos Imperial S. de R.L. de C.V.	$430	$816	$1,299	$1,589
Wholesome Sweeteners, Inc.	934	246	2,196	745
Distributions from cost basis fuel terminal partnership	—	—	—	147
Gain (loss) on securities	—	—	—	388
Settlement of natural gas pricing litigation	—	—	761	107
Other	(14)	(3)	303	51

Total	$1,350	$1,059	$4,559	$3,027

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)—(Continued)

The Company owns a 50 percent interest in Comercializadora Santos Imperial S. de R.L. de C.V. and a 50 percent interest in Wholesome Sweeteners, Inc. The Company reports its share of earnings in these investees on the equity method. Summarized financial information for each of the Company’s equity method investees for three and nine months ended June 30, 2010 and 2009 includes the following (in thousands of dollars):

	Three Months Ended June 30,				Nine Months Ended June 30,
	Comercializadora Santos Imperial S. de R.L. de C.V.		Wholesome Sweeteners, Inc.		Comercializadora Santos Imperial S. de R.L. de C.V.		Wholesome Sweeteners, Inc.
	2010	2009	2010	2009	2010	2009	2010	2009
Net Sales	$72,447	$54,092	$28,110	$17,799	$185,132	$174,227	$76,007	$52,856
Gross Margin	$2,160	$2,186	$7,151	$3,728	$5,575	$5,294	$19,769	$11,006
Net Income	$861	$1,631	$2,072	$579	$2,598	$3,179	$5,127	$1,970

9. FAIR VALUE

The Company determines the fair value of natural gas and raw sugar futures contracts and marketable securities using quoted market prices for the individual securities. The following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of June 30, 2010 and September 30, 2009 (in thousands of dollars):

	June 30, 2010
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$5,743	—	—	$(5,743)	—
No. 11 World Sugar Futures Contracts	17	—	—	(17)
Marketable Securities	200	—	—	—	$200
Natural Gas	14	—	—	(14)
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	529	—	—	(529)	—
No. 11 World Sugar Futures Contracts	209	—	—	(209)	—
Natural Gas	555	—	—	(555)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	823	—	—	(823)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	—	—	—	—	—

	September 30, 2009
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$17,651	—	—	$(17,651)	—
No. 11 World Sugar Futures Contracts	3,425	—	—	(3,425)	—
Natural Gas	1	—	—	(1)	—
Marketable Securities	56	—	—	—	$56
Current Liabilities:
Natural Gas	126	—	—	(126)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	468	—	—	(468)	—
Non-Current Liabilities:
Natural Gas	13	—	—	(13)	—

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)—(Continued)

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

The majority of our industrial channel sales and a portion of our distribution channel sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts. Historically, substantially all of our purchases of domestic raw sugar and quota raw sugar imports are priced based on the New York Board of Trade (NYBOT) Sugar No. 16 futures contract. We use these futures contracts to price our physical domestic and quota raw sugar purchase commitments. Certain of these derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. To the extent that derivative instruments do not qualify for hedge accounting treatment, the Company records the effect of those instruments in current earnings. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the NYBOT Sugar No. 11 futures contract. We use these futures contracts to price our world raw purchase commitments, however, these derivative instruments are not designated as cash flow hedges. Additionally we receive short raw sugar futures contracts from certain raw sugar suppliers that are used as pricing mechanisms which are not designated as hedges. We have purchased domestic and world raw sugar futures contracts up to 17 months in advance of the physical purchase.

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

At June 30, 2010 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	—	—	490,000
Not Designated	3,623,600	171,000	150,000

All of our futures contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company has $7.9 million recorded on the balance sheet for cash held on deposit in margin accounts at June 30, 2010 for the futures positions above. At June 30, 2010 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the nine month period ended June 30, 2010, we did not engage in trading activity with derivatives.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)—(Continued)

The table below shows the location and amounts in the consolidated balance sheets for derivative instruments (in thousands):

As of June 30, 2010:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$5,743	$(5,743)	—
No. 11 World Sugar Futures Contracts	Not Designated	17	(17)	—
Natural Gas	Cash Flow	11	(11)	—
Natural Gas	Not Designated	3	(3)	—
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	529	(529)	—
No. 11 World Sugar Futures Contracts	Not Designated	209	(209)	—
Natural Gas	Cash Flow	525	(525)	—
Natural Gas	Not Designated	30	(30)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	823	(823)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	—	—	—

As of September 30, 2009:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$17,651	$(17,651)	—
No. 11 World Sugar Futures Contracts	Not Designated	3,425	(3,425)	—
Natural Gas	Cash Flow	1	(1)	—
Current Liabilities:
Natural Gas	Cash Flow	95	(95)	—
Natural Gas	Not Designated	31	(31)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	468	(468)	—
Non-Current Liabilities:
Natural Gas	Cash Flow	13	(13)	—

The impact of futures contracts on the consolidated income statement for fiscal year 2010 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended June 30, 2010			Nine Months Ended June 30, 2010
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$—	$—	$601	$—	$—	$1,126
Cash Flow	Accumulated other comprehensive loss	—	—	(244)	—	—	1,604
Not Designated	Cost of Sales (credit)	(9,723)	72	36	(21,519)	8,636	244

(1)	Amounts were reclassified from accumulated other comprehensive income.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)—(Continued)

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $0.7 million of losses on cash flow hedges for natural gas is expected to be reclassified to earnings over the next twelve months.

The impact of futures contracts on the consolidated income statement for the three and nine months ended June 30, 2009 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended June 30, 2009			Nine Months Ended June 30, 2009
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$(204)	$—	$2,068	$85	$—	$5,785
Cash Flow	Accumulated other comprehensive loss	(19)	—	551	795	—	4,273
Not Designated	Cost of Sales (credit)	(1,520)	(900)	75	1,256	(254)	344

(1)	Amounts were reclassified from accumulated other comprehensive income.

11. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (Loss) for the nine months ended June 30, 2010 are as follows (in thousands of dollars):

	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Pension and Other Post Retirement Medical Benefits	Foreign Currency Translation Adjustments and Other	Total
Balance September 30, 2009	$25	$(69,820)	$(114)	$(69,909)

Change in Derivative Fair Value (Net of Tax of $573)	(1,031)			(1,031)

Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $303)	544			544
Foreign Currency Translation Adjustment (Net of Tax of $52)			93	93

Balance June 30, 2010	$(462)	(69,820)	(21)	(70,303)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three and Nine Months Ended June 30, 2010 compared to Three and Nine Months Ended June 30, 2009

For the three months ended June 30, 2010, we reported a net loss from continuing operations of $5.7 million or $0.48 per diluted share, compared to a loss of $10.5 million or $0.89 per diluted share during the third fiscal quarter of the prior year. For the nine months ended June 30, 2010, we reported net income from continuing operations of $139.2 million or $11.53 per diluted share, compared to a loss of $23.6 million or $2.01 per diluted share for the nine months ended June 30, 2009. The recognition of insurance gains, derivative activity and refinery performance has had a significant impact on our reported earnings during these periods.

In December 2009 the Company settled the property insurance claim relating to the Port Wentworth accident and recorded pretax gains totaling $278.5 million ($178.2 million after tax).

Port Wentworth’s total production for the third fiscal quarter was above 90% of normal periods, an increase from 80% in the second fiscal quarter. However, daily production rates continue below normal capacity, necessitating additional production days, which, along with increased depreciation and spending in a number of areas, added costs to achieve these volumes.

The domestic raw sugar market has continued to trade at levels well above historical norms. Since late July 2009 the domestic raw sugar market has risen dramatically, peaking above $42 per cwt in late January 2010 before retreating to about $31 per cwt at the end of March 2010. During the current quarter domestic raw sugar prices rose again, with the nearby futures contract closing at $33.83 per cwt on June 30, 2010. This volatility has generated significant gains and losses on derivative contracts entered into to hedge raw sugar purchases relating to future periods. These gains and losses did not qualify for hedge accounting treatment and accordingly, are included in current operating results.

We discuss these and other factors in more detail below.

Sugar sales comprise approximately 98% of our net sales. Sugar sales volumes and prices were:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010		2009		2010		2009
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	3,498	$36.05	2,047	$30.99	8,952	$34.53	5,105	$30.88
Consumer	1,300	45.72	1,163	37.53	3,669	45.51	3,306	37.86
Distributor	1,394	42.02	809	34.96	3,144	40.61	2,130	34.60

Domestic Sales	6,191	39.42	4,019	33.68	15,765	38.30	10,541	33.82
World Sales	369	32.67	139	25.24	761	33.93	365	24.86

Total Sugar Sales	6,560	$39.04	4,158	$33.40	16,526	$38.10	10,906	$33.52

Net sales increased 83.4% for the three months and 71.5% for the nine months ended June 30, 2010, each compared to the same period in the prior year. Domestic sugar volumes increased 54.1% for the quarter and 49.6% for the nine-month period primarily due to the additional production from the Port Wentworth refinery, partially offset by lower volumes of sugar purchased from other producers. The ramp up in production volumes at the Port Wentworth refinery limited the increases in sales volumes during the current year. The refinery’s production was in excess of 90% of normal periods in the third quarter and 80% for the current year. Challenges starting up certain specialty product lines delayed the reinitiation of distribution with certain customers, notably several retailers who require a full line offering of products.

Domestic sales prices increased 17.0% for the quarter and 13.2% for the nine-month period. Sugar production from the domestic sugar beet crop harvested in the fall of 2009, which is forecasted by the USDA to be 5.6% higher than the prior year, is still significantly below recent historical levels. Additionally, imports from Mexico in fiscal 2010 are forecasted to be 4.1% of U.S. annual demand as compared to 13.2% in the prior year. The combination of these factors, as well as the influence of higher raw cane sugar prices, as discussed below, has led to higher refined prices. The majority of industrial channel sales and a portion of distributor channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, realized sales prices tend to lag market trends.

For the three months ended June 30, 2010, gross margin as a percentage of sales increased to 0.7% compared to 0.2% in the prior year quarter. The increase in gross margin percentage is primarily due to gains on raw sugar derivatives which were entered into to hedge raw sugar purchases in later periods. Gross margin as a percent of sales for the nine months ended June 30, 2010 declined to a negative 4.1% from a negative 2.3% for the same period last year, primarily due to higher raw sugar costs partially offset by higher sales prices.

Raw sugar production shortfalls in India and poor crop conditions in Brazil have created very tight supply in the world raw sugar market, which has driven up world raw sugar prices. Rising world raw sugar prices together with restrictions on imports imposed by the 2008 Farm Bill pushed domestic raw sugar prices to 30 year highs in early calendar 2010, before prices fell 20%, but remain at much higher than historical levels. Domestic raw sugar futures prices for the nearby futures contract as quoted on the Intercontinental Exchange at recent quarter ends were as follows:

Closing Price (per cwt)
September 30, 2008	$22.58
December 31, 2008	$20.03
March 31, 2009	$20.98
June 30, 2009	$22.70
September 30, 2009	$30.50
December 31, 2009	$35.03
March 31, 2010	$31.29
June 30, 2010	$33.83

The Company has attempted to offset the increase in raw sugar cost by adjusting its sales prices, however there can be no assurance that we will be successful in achieving sales price increases sufficient to offset these higher raw sugar costs. Sales price increases in the third fiscal quarter were not sufficient to offset increases in raw sugar costs, negatively affecting gross margins.

Raw sugar derivative gains and losses recognized in fiscal 2009 and fiscal 2010, which were entered into to hedge future sugar purchases were as follows:

Raw Sugar Futures Derivative Gains (Losses)

(In Millions)

Recognized In				Futures Contract Delivery Period
	Fiscal 2010			Fiscal 2010
Fiscal 2009	Q1	Q2	Q3	Q1	Q2	Q3	Q4	Fiscal 2011

$27.9				$8.8	$10.0	$5.7	$2.9	$0.5
	$18.9				7.0	7.9	3.4	0.6
		$(24.8)				(16.1)	(5.7)	(3.0)
			$10.7				5.7	5.0

				$8.8	$17.0	$(2.5)	$6.3	$3.1

The effect of recognizing derivative gains results in higher raw sugar cost in subsequent periods while the recognition of losses results in lower raw sugar costs in future periods.

Our cost of domestic raw cane sugar, excluding the effect of derivative gains and losses and a LIFO liquidation, was as follows (per cwt on a raw market basis):

Period Ended	Three Months	Nine Months
June 30, 2009	$21.97	$21.83
June 30, 2010	$28.52	$28.10

The higher current period raw sugar cost reflects the higher raw sugar market prices. As a result of these higher domestic raw cane sugar costs, our gross margin percentage declined by 15.3% for the quarter and by 15.2% for the nine month period as compared to the same periods last year. Sugar inventory quantities at June 30, 2010 declined below the September 30, 2009 balance, resulting in the liquidation of a LIFO inventory layer with a cost approximately $4.9 million below the cost of current purchases.

Cost of sales for the third fiscal quarter includes $10.7 million of gains on raw sugar futures contracts recognized this quarter on derivatives entered into to hedge raw sugar purchases in future periods, which positively impacted gross margin by 3.5%. If the balance of our anticipated raw sugar purchases for fiscal 2010 were priced in the domestic sugar futures market on June 30, 2010, our fiscal 2010 raw sugar costs, excluding the effect of derivative gains and losses and a LIFO liquidation, would be $27.95 per cwt.

Manufacturing costs increased in the quarter and nine month period compared to last year and to normal production periods prior to the 2008 accident, as the Port Wentworth refinery ramped up production volume throughout fiscal 2010. Port Wentworth’s total production during the third quarter was in excess of 90% of normal periods, however daily throughput rates continue to lag historical rates necessitating added production days. Average daily melt rates and production days during the two fiscal years prior to the accident and the first three quarters of fiscal 2010 were as follows:

Quarterly Period	Average Daily Melt (millions of pounds)	Number of Production Days in Quarter
Average quarter fiscal 2006	5.9	73
Average quarter fiscal 2007	5.9	65
First quarter fiscal 2010	3.2	81
Second quarter fiscal 2010	3.9	82
Third quarter fiscal 2010	4.7	82

The lower total production volumes and the additional production days generated higher unit cost while refining efficiency adversely impacted yields. Additionally, higher maintenance, safety, insurance, property taxes, depreciation and consulting cost impacted manufacturing costs.

Compared to fiscal 2007, the last comparable period before the Port Wentworth accident, higher manufacturing costs negatively impacted the gross margin percentage by 6.3% for the quarter and 6.5% for the nine month period. Depreciation increased $3.3 million for the quarter and $7.9 million for the nine months as a result of commencing depreciation of the reconstructed Port Wentworth facilities. Insurance, property taxes and safety costs increased $4.3 million for the quarter and $10.6 million for the nine months, compared to 2007, with approximately 55% of the increases related to Port Wentworth. Higher property taxes and insurance costs are primarily the result of the rebuilt Port Wentworth refinery. The OSHA settlement agreement includes requirements to abate the citations and to implement or continue certain safety measures regarding safety and health of our employees. While the costs associated with the Gramercy refinery will be reduced after the LSR contribution, the Port Wentworth costs described above are not expected to decline from their current levels in the near future.

We incurred $3.8 million of costs as a result of disruptions of supply to customers caused by the production challenges at the Port Wentworth refinery, which reduced the gross margin percentage by 1.5% in the quarter.

Energy costs per cwt were lower than the prior year in both the quarter and nine month periods due to a significant drop in natural gas prices and as a result gross margin improved 1.1% in the quarter and 2.0% for the nine months as compared to the prior year periods. The Gramercy refinery uses natural gas exclusively and the Port Wentworth refinery uses coal and natural gas. A supplier is not currently performing on our fixed price coal contract which expires in December 2012. We may be required to purchase coal at current market prices which are higher than the contract price.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010		2009		2010		2009
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)
Natural Gas	1,012	$4.80	580	$6.86	3,342	$4.99	1,760	$8.70
Coal	213	3.92	—	—	275	4.00	—	—

Total	1,225	$4.65	580	$6.86	3,618	$4.91	1,760	$8.70

We have purchased or hedged approximately 93% of our expected natural gas requirements for fiscal 2010 at a price of $5.07 per mmbtu. If the balance of our anticipated natural gas purchases for the year were priced in the futures market on July 27, 2010, our natural gas costs would be $5.04 per mmbtu compared to $7.43 per mmbtu in fiscal 2009.

Transportation costs were lower in the quarter and nine month periods as customer shipments were optimized between Gramercy and Port Wentworth as compared to the longer distances required last year without the benefit of Port Wentworth production. Gross margin improved 1.6% for both the quarter and nine months as a result of these lower transportation costs.

Severance costs of $0.7 million and $0.5 million were recorded during the quarter in cost of sales and selling, general and administrative expenses, respectively, as a result of initial staffing reductions in anticipation of the transition of the Gramercy refinery into the LSR joint venture.

Selling, general and administrative expense decreased $0.5 million for the quarter and $2.4 million for the nine months ended June 30, 2010 compared to the same periods in the prior year. The decline in both periods was due to lower professional services and computer related depreciation offset in part by increased pension expense and severance costs.

The Company settled the Port Wentworth property and business interruption insurance claim in the first fiscal quarter for $345.0 million resulting in pretax gains of $278.5 million. We incurred $0.9 million of continuing legal and consulting costs related to the refinery explosion during the current quarter as compared to $6.2 million of net charges in the prior year quarter. We incurred $4.2 million of continuing legal and consulting costs during the nine months ended June 30, 2010 as compared to $14.4 million of net charges in the prior nine month period. Details of the settlement of the insurance claim are provided in Note 2 to the Consolidated Financial Statements.

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

Other income, which includes equity investment earnings and distributions from cost basis investments, increased significantly in the current quarter as compared to last year due to a significant improvement in Wholesome Sweeteners’ earnings.

We have estimated a combined federal and state income tax rate of 34.4% for the quarter and 35.8% for the nine months compared to 35.5% and 37.3% in the same periods last year.

Income from discontinued operations in fiscal 2009 is a result of the resolution of pre-disposal contingencies.

Liquidity and Capital Resources

At June 30, 2010, the Company had cash and cash equivalents of $19.7 million and $33 million of outstanding borrowings under our $100 million revolving credit agreement with Bank of America, N.A. (the “Revolver”). At June 30, 2010, we had the capacity under the borrowing base formula to borrow $61.1 million against inventory and receivables, after deducting outstanding letters of credit totaling $5.9 million.

We believe that our available liquidity and capital resources including cash from operations, cash balances and existing revolving credit agreement, are sufficient to meet our operating and capital needs, including remaining estimated reconstruction costs and ongoing capital improvements, through at least the next twelve months. Volatility in raw sugar prices may place additional demands on liquidity as we maintain our raw sugar purchasing and hedging program. The recent credit crisis and related turmoil in the global financial system could make the availability of borrowings for liquidity needs difficult, and the cost of such borrowings expensive.

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

In addition, in the event that our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for the quarter ended June 30, 2010 was $98 million.

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

We have rebuilt the portions of the Port Wentworth refinery and packaging operations that were damaged or destroyed in the industrial accident in February 2008. The replacement cost of the damaged facilities at the Port Wentworth refinery is estimated at $230 million and we had spent $220 million on the project through June 30, 2010. Our capital expenditures for the quarter and nine months ended June 30, 2010 were $7.6 million and $65.9 million including spending related to the Port Wentworth rebuild. Capital expenditures for the remainder of fiscal 2010 are expected to total between $10 million and $15 million, related primarily to the Port Wentworth rebuild project, safety improvements and normal equipment replacement, and includes the improvements we are obligated to complete in connection with the LSR joint venture agreements.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of June 30, 2010.

	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011	Expected Maturity Fiscal 2012
Domestic Futures Contracts (long positions):
Contract Volumes (cwt)	652,000	2,966,000	5,600
Weighted Average Contract Price (per cwt)	$31.15	$27.24	$26.20
Contract Amount	$20,305,000	$80,796,000	$147,000
Weighted Average Fair Value (per cwt)	$33.83	$28.69	$28.50
Fair Value	$22,052,000	$85,074,000	$160,000

	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011
World Futures Contracts (long positions):
Contract Volumes (cwt)	—	171,000
Weighted Average Contract Price (per cwt)	$—	$17.33
Contract Amount	$—	$2,969,000
Weighted Average Fair Value (per cwt)	$—	$16.20
Fair Value	$—	$2,777,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At June 30, 2009, our domestic futures position was a net long position of 3,105,000 cwt at an average contract price of $22.18 and an average fair value price of $22.88. Our world futures position at June 30, 2009 was a net long position of 260,000 cwt at an average contract price of $16.88 and an average fair value price of $17.85.

The information in the table below presents our natural gas futures positions outstanding as of June 30, 2010.

	Expected Maturity Fiscal 2010	Expected Maturity Fiscal 2011
Futures Contracts (long positions):
Contract Volumes (mmbtu)	410,000	230,000
Weighted Average Contract Price (per mmbtu)	$5.58	$5.67
Contract Amount	$2,289,000	$1,304,780
Weighted Average Fair Value (per mmbtu)	$4.63	$5.02
Fair Value	$1,900,000	$1,154,000

At June 30, 2009, our natural gas futures position was a long position of 1,820,000 mmbtu with an average contract price of $6.11 and an average fair value price of $5.32.

At June 30, 2010 and 2009, we had no interest rate derivatives which were sensitive to interest rate changes.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a number of claims, including twenty-four remaining lawsuits brought on behalf of 18 employees or their families and 16 third parties or their families, for injuries and losses suffered as a result of the Port Wentworth refinery accident. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. During the third fiscal quarter, the Company settled twelve lawsuits seeking recovery of injuries and losses from the Port Wentworth accident, with the settlement payments made to these claimants being funded by the Company’s insurers. Including the lawsuits settled in the third fiscal quarter, the Company has settled twenty-four of the original forty-eight lawsuits filed as a result of the Port Wentworth refinery accident.

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

Following the Port Wentworth accident, the U.S. Occupational Safety Health Administration (OSHA) conducted investigations at the Company’s Port Wentworth and Gramercy refineries. OSHA concluded its Port Wentworth and Gramercy investigations on July 25, 2008, and issued numerous citations with total proposed penalties of $5.1 million in Port Wentworth and $3.7 million in Gramercy. Additionally, OSHA issued requirements for certain abatement actions to be undertaken by the Company at the Port Wentworth and Gramercy facilities. The Company contested all of the citations and proposed penalties regarding the Port Wentworth and Gramercy investigations, and these matters were assigned to the Occupational Safety and Health Review Commission for a review of the merits of the citations, proposed penalties and abatement actions. On July 7, 2010, the Company settled the Port Wentworth and Gramercy citations and agreed to pay aggregate penalties of $6.05 million, which will be payable in four quarterly installments. The Company made no admission of liability in the settlements. The Company also agreed to abate the citations and to implement certain other measures related to worker and facility safety. The $6.05 million aggregate penalties, which had been provided for in prior fiscal periods, are not covered by insurance and are not deductible for federal income tax purposes.

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

On January 16, 2009, one of such stockholders filed a derivative action in the District Court of Harris County, Texas against twelve current and former directors and officers of the Company and named the Company as a nominal defendant. The action, entitled Delaney v. Sheptor, et al., Cause No. 2009-03145 (Dist. Ct. Tex.), asserts a claim of breach of fiduciary duty against defendants in connection with the February 2008 explosion at the Port Wentworth facility and seeks unspecified damages on behalf of the Company. The action has been stayed pending completion of the investigation by the committee of independent and disinterested directors. On August 5, 2010, the plaintiff in Delaney filed a motion for preliminary approval of settlement with the District Court of Harris County, which motion is pending before the court. The terms of the proposed settlement provide for implementation by the Company of certain management and governance measures and provides for the payment of $2.65 million in attorneys’ fees of the derivative plaintiffs. The Company expects the $2.65 million payment to be made by its insurer. The defendants make no admission of liability in the proposed settlement.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: August 5, 2010	By:	/S/ H. P. MECHLER
H. P. Mechler
Senior Vice President and Chief Financial Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No.	Document

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.