Form 10-Q
period 2010-12-31
IMPERIAL SUGAR CO /NEW/
filed 2011-02-07
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 31, 2011, there were 12,267,654 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, refinery timelines and operational dates, future expenses and liabilities arising from the Port Wentworth refinery incident, future costs and actions regarding the Louisiana Sugar Refining, LLC venture, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations and capital investment programs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, unforeseen engineering, construction and equipment delays, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2010	September 30, 2010
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,709	$22,750
Marketable Securities	194	198
Accounts Receivable, Net	40,060	55,093
Inventories:
Finished Products	39,775	30,526
Raw and In-Process Materials	51,204	67,133
Supplies	17,113	15,716

Total Inventory	108,092	113,375
Prepaid Expenses and Other Current Assets	28,030	40,949

Total Current Assets	183,085	232,365
Other Investments	15,394	15,952
Property, Plant and Equipment, Net	282,363	280,211
Deferred Income Taxes, Net	11,762	10,624
Other Assets	2,455	2,414

Total	$495,059	$541,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable:
Raw Sugar	$20,460	$81,673
Other Trade	26,671	28,326

Total Accounts Payable	47,131	109,999
Borrowing under Revolving Credit Line	48,000	22,000
Deferred Income Taxes, Net	11,427	11,427
Other Current Liabilities	47,664	54,189

Total Current Liabilities	154,222	197,615
Deferred Employee Benefits and Other Liabilities	123,290	125,219
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,125,214 and 12,145,098 Shares Issued and Outstanding at December 31, 2010 and September 30, 2010	130,426	130,168
Retained Earnings	154,673	163,834
Accumulated Other Comprehensive Loss	(67,552)	(75,270)

Total Shareholders’ Equity	217,547	218,732

Total	$495,059	$541,566

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2010	2009
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$227,389	$173,779
Business Interruption Insurance Recovery	—	84,677

Cost of Sales (includes depreciation of $5,733,000 and $4,594,000 for the three months ended December 31, 2010 and 2009)	(231,081)	(161,379)
Selling, General and Administrative Expense (includes depreciation of $219,000 and $335,000 for the three months ended December 31, 2010 and 2009)	(9,649)	(13,241)
Insurance Recoveries Recognized	—	193,796

Operating Income (Loss)	(13,341)	277,632
Interest Expense	(363)	(318)
Interest Income	13	29
Other Income (Loss), Net	(685)	986

Income (Loss) before Income Taxes	(14,376)	278,329
Benefit (Provision) for Income Taxes	5,461	(100,213)

Net Income (Loss)	$(8,915)	$178,116

Basic Earnings (Loss) per Share of Common Stock	$(0.75)	$15.11

Diluted Earnings (Loss) per Share of Common Stock	$(0.75)	$14.84

Weighted Average Shares Outstanding:
Basic	11,846,291	11,789,897

Diluted	11,846,291	12,005,791

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2010	2009
	(In Thousands of Dollars)
Operating Activities:
Net Income	$(8,915)	$178,116
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Insurance Recoveries Recognized	—	(278,473)
Depreciation	5,952	4,929
Deferred Income Taxes	(5,461)	100,213
Reclassification from Accumulated Other Comprehensive (Income) Loss to Net Income	(611)	340
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	12,636	(536)
Non-Cash Stock-Based Compensation	378	511
Equity Earnings in Unconsolidated Subsidiaries	665	(880)
Excess Tax Benefits from Stock-Based Compensation	—	24
Other	59	61
Changes in Operating Assets and Liabilities:
Accounts Receivable	15,033	4,886
Inventories	5,283	(25,571)
Prepaid Expenses and Other Assets	12,823	(3,445)
Accounts Payable—Raw Sugar	(61,213)	11,912
Accounts Payable—Other Trade	306	(3,437)
Other Liabilities	(8,492)	(5,786)

Net Cash Used in Operations	(31,557)	(17,136)

Investing Activities:
Capital Expenditures	(10,065)	(37,598)
Advances from Insurance Carriers	—	6,000
Other	(57)	16

Investing Cash Flow	(10,122)	(31,582)

Financing Activities:
Borrowings (Repayments) under Revolving Credit Line—Net	26,000	—
Cash Dividends	(242)	(240)
Excess Tax Benefits from Stock-Based Compensation	—	(24)
Other	(120)	(162)

Financing Cash Flow	25,638	(426)

Increase (Decrease) in Cash and Cash Equivalents	(16,041)	(49,144)
Cash and Cash Equivalents, Beginning of Period	22,750	115,584

Cash and Cash Equivalents, End of Period	$6,709	$66,440

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$4,716	$71

Purchase of Property, Plant and Equipment on Account	$4,836	$20,265

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2010

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2010	12,145,098	$130,168	$163,834	$(75,270)	$218,732

Comprehensive Loss:
Net Loss			(8,915)		(8,915)
Foreign Currency Translation Adjustment (Net of Tax of $18,000)				32	32
Change in Derivative Fair Value (Net of Tax of $4,559,000)				8,077	8,077
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $220,000)				(391)	(391)

Total Comprehensive Loss					(1,197)
Dividends ($0.02 per share)			(246)		(246)
Restricted Stock Grants, Net	(19,884)	258			258

Balance December 31, 2010	12,125,214	$130,426	$154,673	$(67,552)	$217,547

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products. Refinery explosion related charges have been combined into Selling, General and Administrative Expense in the Consolidated Statements of Operations.

Cost of Sales

The Company’s sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods. Sugar inventory quantities at December 31, 2010 declined below the September 30, 2010 balance, resulting in the liquidation of a LIFO inventory layer with a cost approximately $2.8 million below the cost of current purchases.

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

2. INSURANCE RECOVERIES

The Company settled its insurance claim related to the 2008 Port Wentworth accident in December 2009 for an aggregate of $345 million. Insurance recoveries aggregating $66.5 million which were deemed probable and reasonably estimable were recognized to the extent of the related loss in prior periods. The remaining $278.5 million of recoveries were recognized as gains in the quarter ended December 31, 2009, as follows (in millions):

	Insurance Recovery	Previously Recognized	Recognized in the Three Months Ended December 31, 2009
Business interruption	$84.7	—	$84.7
Property replacement cost	212.4	$23.2	189.2
Payroll and other incurred costs	47.9	43.3	4.6

Total	$345.0	$66.5	$278.5

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

3. CONTINGENCIES

The Company is party to a number of claims, including eighteen remaining lawsuits brought on behalf of eleven employees or their families and seven third parties or their families, for injuries and losses suffered as a result of the 2008 Port Wentworth refinery industrial accident. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. The Company previously settled thirty lawsuits related to the accident.

The Company has workers compensation insurance which provides for coverage equal to the statutory benefits provided to workers under state law. Additionally, the Company’s general liability policy provides for coverage for damages to third parties up to a policy limit of $100 million. While the Company believes, based on the facts of these cases, that claims by employees and certain contractors are limited to benefits provided under Georgia workers compensation law, the ultimate resolution of these matters could result in liability in excess of the amount accrued. The Company believes the likelihood of the aggregate liability, including the amounts paid in the previous settlements, exceeding the $100 million policy limit is remote.

In August 2010, the Company filed suit in the District Court of Fort Bend County, Texas, against one of its general liability excess insurers, XL Insurance Company America, Inc. (“XL”). XL issued a $25 million policy of insurance (a portion of the $100 million coverage described above) that provides coverage for lawsuits filed as a result of the Port Wentworth refinery industrial accident. XL, which has not denied coverage for payments for settlements or judgments, asserts that its policy does not include coverage of defense costs in litigation. The Company’s lawsuit seeks a declaration that pursuant to the insurance policy it issued to the Company, XL is required to pay the Company’s costs of defense in lawsuits filed by employees and third parties and their families for injuries and losses suffered as a result of the Port Wentworth refinery accident. In October 2010, XL removed the lawsuit to the United States District Court for the Southern District of Texas.

In December 2010, AdvancePierre Foods, Inc. (“Pierre”) filed suit against the Company and its distributor, Evergreen Sweeteners, Inc. in the United States District Court for the Western District of North Carolina seeking damages in connection with sugar that had been voluntarily recalled by the Company in July 2010. The claims asserted against the Company seek recovery of losses allegedly incurred by Pierre due to its alleged incorporation of recalled sugar in food products. Although the complaint does not specify alleged damages, Pierre previously indicated that its damages were approximately $3.2 million. The Company believes that its general liability insurance policy provides coverage for the damages asserted in connection with these claims, and that it may have additional coverage for these claims through another insurance policy. The insurer who provides the Company’s $1 million primary liability insurance policy has assumed the defense of this lawsuit. Ironshore Specialty Insurance Company (“Ironshore”), which provides $25 million of umbrella liability insurance coverage in excess of the $1 million primary liability insurance policy, has denied coverage for the Pierre property damage claims and two other property damage claims totaling $200,000 that involve the same recalled sugar. The Company believes that Ironshore’s umbrella liability insurance policy is enforceable to respond to Pierre’s lawsuit and the other property damage claims. In January 2011, the Company filed suit against Ironshore in the United States District Court for the Southern District of Texas seeking a declaratory judgment that Ironshore is required to provide coverage for the Pierre lawsuit and the other property damage claims pursuant to the umbrella liability insurance policy it issued to the Company.

In November 2010, the Company filed suit in the Fort Bend County, Texas District Court against Hills Fuel Company (“Hills”), its supplier of coal, for breach of contract. Hills failed to make deliveries due under the contract and the Company has been sourcing its supply of coal at prices higher than stipulated under the contract. Hills filed an answer in January 2011 denying the allegations in the complaint.

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

In connection with the sale of a subsidiary in 2002, the buyer assumed $18.5 million of industrial revenue bonds, with final maturity in 2025. The Company remains contingently liable for repayment of the bonds under a guaranty arrangement and does not believe that a liability is probable. The Company has recorded a non-current liability for the $2.0 million fair value of the guarantee. On January 6, 2011, the buyer redeemed $9.0 million of the industrial revenue bonds, releasing the Company’s obligations related to that issuance.

4. LSR VENTURE

The Company is a one-third member in Louisiana Sugar Refining, LLC (“LSR”), a joint venture formed to construct and operate a new cane sugar refinery. Each member agreed to contribute $30 million in cash or assets as equity to capitalize the venture. The Company’s contribution, which will occur in three stages, consists of land and the existing refinery assets with a book value of approximately $26.3 million at December 31, 2010. The Company operated the existing refinery with sales and earnings for its own account until December 31, 2010, during which time the Company completed certain improvements. The equipment and personal property in the existing refinery (other than the small packaging assets) were contributed to LSR on January 1, 2011. After January 1, 2011, the Company will continue to operate the small bag packing facility in Gramercy, with 3.5 million cwt of refined bulk sugar purchased annually from LSR under a long term, supply agreement with market-based pricing provisions.

The Company contributed the footprint parcel of approximately 7 acres of land for the new refinery in November 2009. Pursuant to the terms of the operative agreements, LSR and Imperial jointly enrolled the entire site (including the footprint parcel) in the Voluntary Remediation Program (the “VRP”) of the Louisiana Department of Environmental Quality to conduct an environmental assessment of the site and complete remediation of any identified contamination. The Company is required to pay for the cost of remediation if the VRP uncovers contamination above the applicable industrial standard. The Company will convey the remainder of the land to LSR upon completion of the VRP and be released of future environmental liabilities to state and federal authorities. The VRP site assessment is underway to determine the extent of required remediation.

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

5. STOCK-BASED COMPENSATION

During the three months ended December 31, 2010, the Company granted 4,000 shares of restricted stock to employees with a weighted average grant date fair value of $13.70 per share. These shares vest over a period of 48 months.

During the three months ended December 31, 2010, 1,017 shares of restricted stock vested with a fair value at vesting date of $14,000.

6. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended December 31,
	2010	2009
Net Income (Loss)	$(8,915)	$178,116

Average Shares Outstanding	11,846,291	11,789,897
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	215,894

Adjusted Average Shares	11,846,291	12,005,791

Diluted EPS—Net Income (Loss)	$(0.75)	$14.84

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months ended December 31, 2010 and 2009 were (in thousands):

	Three Months Ended December 31,
	2010	2009
Pension Plans
Service Cost	$297	$291
Interest Cost	2,658	2,823
Expected Return on Plan Assets	(2,598)	(2,575)
Amortization of Prior Service Cost	19	34
Recognized Actuarial Loss	1,080	817

Total Net Periodic Benefit Costs	$1,456	$1,390

Postretirement Benefits Other than Pension Plans
Service Cost	$4	$5
Interest Cost	100	113
Amortization of Prior Service Cost	(399)	(399)
Recognized Actuarial Loss	159	161

Total Net Periodic Benefit Costs (Income)	$(136)	$(120)

Pension plan contributions, which are based on regulatory requirements, were $3.0 million for the three months ended December 31, 2010 and $2.6 million for the three months ended December 31, 2009. Contributions during the remainder of fiscal 2011 are expected to be approximately $12.4 million.

8. OTHER INCOME

Other income included the following (in thousands of dollars):

	Quarter Ended December 31,
	2010	2009
Equity Earnings in investment in
Comercializadora Santos Imperial S. de R.L. de C.V.	$177	$97
Wholesome Sweeteners, Inc.	(1,192)	783
Louisiana Sugar Refining, LLC	406	—
Other	(76)	106

Total	$(685)	$986

The Company reports its share of earnings in these investees on the equity method. Equity earnings in Wholesome Sweeteners for the quarter ended December 31, 2010 includes a $2.4 million adjustment to the carrying value of Imperial’s investment to reflect the increased value of Wholesome’s management incentive shares; such adjustments were not significant in prior periods. Absent this adjustment, Imperial’s 50% interest in Wholesome’s net income was $1.2 million. Summarized combined financial information for the Company’s equity method investees for the quarters ended December 31, 2010 and 2009 includes the following (in thousands of dollars):

	Wholesome Sweeteners, Inc.		Comercializadora Santos Imperial S. de R.L. de C.V.		Louisiana Sugar Refining, LLC
	2010	2009	2010	2009	2010	2009

Net Sales	$30,731	$24,074	$52,642	$41,038	$—	$—
Gross Profit	$7,361	$5,923	$906	$934	$—	$—
Operating Income	$4,545	$2,972	$409	$460	$(1,201)	$—
Net Income	$2,619	$2,016	$355	$195	$1,219	$—

9. FAIR VALUE

The Company determines the fair value of natural gas and raw sugar futures contracts and marketable securities using quoted market prices for the individual securities. The following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of December 31, 2010 and September 30, 2010 (in thousands of dollars):

	December 31, 2010
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$1,162	—	—	$(1,162)	—
No. 11 World Sugar Futures Contracts	310	—	—	(310)	—
Natural Gas	37	—	—	(37)	—
Marketable Securities	194	—	—	—	$194
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	13	—	—	(13)	—
No. 11 World Sugar Futures Contracts	50	—	—	(50)	—
Natural Gas	25	—	—	(25)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	2,177	—	—	(2,177)	—
No. 11 World Sugar Futures Contracts	41	—	—	(41)	—
Non-Current Liabilities:
No. 11 World Sugar Futures Contracts	3	—	—	(3)	—

	September 30, 2010
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$22,027	—	—	$(22,027)	—
No. 11 World Sugar Futures Contracts	333	—	—	(333)
Natural Gas	198	—	—	—	$198
Marketable Securities
Current Liabilities:	194	—	—	(194)	—
Natural Gas	333	—	—	(333)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	25	—	—	(25)	—
Non-Current Liabilities:
Natural Gas	276	—	—	(276)	—

Fair value hierarchy levels are as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

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

The majority of our industrial channel sales and a portion of our distributor channel sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts. Historically, substantially all of our purchases of domestic raw sugar and quota raw sugar imports are priced based on the Intercontinental Exchange (ICE) Sugar No. 16 futures contract. We use these futures contracts to price our physical domestic and quota raw sugar purchase commitments. Certain of these derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. To the extent that derivative instruments do not qualify for hedge accounting treatment, the Company records the effect of those instruments in current earnings. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the ICE Sugar No. 11 futures contract. We use these futures contracts to price our world raw purchase commitments, however, these derivative instruments are not designated as cash flow hedges. Additionally we receive short raw sugar futures contracts from certain raw sugar suppliers that are used as pricing mechanisms which are not designated as hedges. We have purchased domestic and world raw sugar futures contracts up to 21 months in advance of the physical purchase.

The pricing of our physical natural gas purchases generally is indexed to a spot market index and we use natural gas futures contracts traded on the New York Mercantile Exchange to hedge the cost of natural gas purchased under these physical contracts. The derivative instruments which qualify as cash flow hedges are designated as hedges for accounting purposes. Additionally, we utilize natural gas futures which are not designated as cash flow hedges to manage the remaining commodity price risk above the volume of derivatives designated as cash flow hedges. We have purchased natural gas futures contracts up to 9 months in advance of the physical purchase of natural gas.

For derivative instruments that qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses that result from the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur are recognized in current earnings and the current quarter’s results include $0.9 million of such gains. Gains and losses on derivatives representing hedge ineffectiveness are recognized in current earnings. Gains and losses on derivatives not designated as hedges are recognized in current earnings.

At December 31, 2010 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	857,920	—	—
Not Designated	425,600	324,800	320,000

All of our futures contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company has $5.6 million recorded on the balance sheet for cash held on deposit in margin accounts at December 31, 2010 for the futures positions above. At December 31, 2010 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the three month period ended December 31, 2010, we did not engage in trading activity with derivatives.

The table below shows the location and amounts in the consolidated balance sheets for derivative instruments (in thousands):

As of December 31, 2010:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$503	$(503)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	659	(659)	—
No. 11 World Sugar Futures Contracts	Not Designated	310	(310)	—
Natural Gas	Not Designated	37	(37)	—
Current Liabilities:
No. 11 World Sugar Futures Contracts	Not Designated	50	(50)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	13	(13)	—
Natural Gas	Not Designated	25	(25)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	2,177	(2,177)	—
No. 11 World Sugar Futures Contracts	Not Designated	41	(41)	—
Non-Current Liabilities:
No. 11 World Sugar Futures Contracts	Not Designated	3	(3)	—

As of September 30, 2010:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$22,027	$(22,027)	—
No. 11 World Sugar Futures Contracts	Not Designated	333	(333)	—
Current Liabilities:
No. 11 World Sugar Futures Contracts	Not Designated	194	(194)	—
Natural Gas	Cash Flow	260	(260)	—
Natural Gas	Not Designated	73	(73)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	25	(25)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	276	(276)	—

The impact of futures contracts on the consolidated income statement for fiscal 2011 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended December 31, 2010
		Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$(1,065)	$—	$451
Cash Flow	Accumulated other comprehensive loss	(12,683)	—	47
Not Designated	Cost of Sales (credit)	(2,021)	(4,063)	(37)

(1)	Amounts were reclassified from accumulated other comprehensive income.

The impact of futures contracts on the consolidated income statement for fiscal 2010 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended December 31, 2009
		Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$—	$—	$341
Cash Flow	Accumulated other comprehensive loss	—	—	536
Not Designated	Cost of Sales (credit)	(18,866)	(52)	73

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $0.1 million of losses on cash flow hedges for natural gas and $9.2 million of gains on cash flow hedges for domestic raw sugar are expected to be reclassified to earnings over the next twelve months.

11. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income for the quarter ended December 31, 2010 are as follows (in thousands of dollars):

	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Pension and Other Post Retirement Medical Benefits	Foreign Currency Translation Adjustments and Other	Total
Balance September 30, 2010	$(241)	$(75,075)	$46	$(75,270)
Change in Derivative Fair Value (Net of Tax of $4,559,000)	8,077			8,077
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $220,000)	(391)			(391)
Foreign Currency Translation Adjustment (Net of Tax of $18,000)			32	32

Balance December 31, 2010	$7,445	$(75,075)	$78	$(67,552)

12. DEBT

The Company has a senior secured revolving credit facility providing for loans of up to $100 million that matures on December 31, 2011. The Company is currently seeking to renew or replace the facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Results of Operations

Three Months Ended December 31, 2010 compared to Three Months Ended December 31, 2009

For the three months ended December 31, 2010, we reported a net loss of $8.9 million or $0.75 per diluted share, compared to net income of $178.1 million or $14.84 per diluted share during the first fiscal quarter of the prior year. The recognition of insurance and derivative gains had a significant impact on our reported earnings last year. In December 2009 the Company settled the property insurance claim relating to the Port Wentworth accident and recorded pretax gains totaling $278.5 million ($178.2 million after tax) in the quarter. We discuss these and other factors in more detail below.

Sugar sales comprised approximately 98% of our net sales in the current quarter and the same quarter for the prior year. Sugar sales volumes and prices were:

	Three Months Ended December 31,
	2010		2009
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	2,393	$38.61	2,484	$32.04
Consumer	1,827	47.94	1,264	43.66
Distributor	704	46.42	771	38.38

Domestic Sales	4,924	43.19	4,519	36.37
World Sales	281	34.77	185	32.30

Sugar Sales	5,205	$42.73	4,703	$36.21

Net sales increased 31% for the three months ended December 31, 2010, compared to the same period in the prior year. Domestic sugar volumes increased 9.0% for the quarter primarily due to increased distribution at key retailers in the consumer channel. Prior year’s first quarter consumer sales volumes were constrained as individual packaging lines were initiated at the rebuilt Port Wentworth facility during the period. Domestic sales prices increased 18.8% for the quarter. Refined sugar prices have risen to levels much higher than historical norms due to tighter domestic supply conditions, as well as higher raw sugar prices which placed upward pressure on refined prices. While domestic beet sugar production and imports from Mexico are both projected to increase in fiscal 2011, domestic supply is forecasted by the USDA to remain tight.

The majority of industrial channel sales and a portion of distributor channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, realized sales prices tend to lag market trends.

On January 1, 2011, the Company contributed the equipment and personal property of its existing Gramercy refinery (other than its small packaging assets) to Louisiana Sugar Refining, LLC (“LSR”), its one-third owned joint venture in accordance with the terms of our joint venture agreement. The Company will continue to operate the small bag packaging facility in Gramercy and has agreed to purchase 3.5 million cwt of refined bulk sugar annually from LSR under a long term supply agreement with market-based pricing provisions. Sales derived from the existing Gramercy refinery will be lower in future periods as a result of this contribution, as only sales from the small bag packaging operations will be consolidated in our results. Sales of sugar in bulk and large bags produced at the Gramercy refinery for the quarter ended December 31, 2010 totaled 1.2 million cwt or $50.1 million. These sales contributed gross margin, with derivative activity adjusted to reflect hedge accounting, of approximately $0.2 million.

For the three months ended December 31, 2010, gross margin as a percentage of sales decreased to negative (1.6%) compared to 7.1% in the prior year quarter principally due to the timing of the recognition of raw sugar derivative gains. Additionally, cost of sales includes a $2.9 million severance charge in the current year’s quarter, primarily related to the downsizing of the Gramercy, Louisiana refinery operation.

Tight supply conditions in the world raw sugar market has driven up world raw sugar prices. Rising world raw sugar prices together with restrictions on imports imposed by the 2008 Farm Bill pushed domestic raw sugar prices to 30 year highs. Domestic raw sugar futures prices for the nearby futures contract as quoted on the Intercontinental Exchange at recent quarter ends were as follows:

Closing Price (per cwt)
September 30, 2008	$22.58
December 31, 2008	$20.03
March 31, 2009	$20.98
June 30, 2009	$22.70
September 30, 2009	$30.50
December 31, 2009	$35.03
March 31, 2010	$31.29
June 30, 2010	$33.83
September 30, 2010	$39.80
December 31, 2010	$39.00

The Company has largely been able to offset the increase in raw sugar cost by adjusting its sales prices, however there can be no assurance that we will be successful in achieving future sales price increases sufficient to offset these higher raw sugar costs.

The Company’s raw sugar derivative activity did not qualify for deferral accounting in prior periods because of the inability to forecast raw sugar purchases as a result of delays in the Port Wentworth refinery production start-up. Gains and losses on raw sugar futures positions were recognized in earnings as they arose, rather than deferred and recognized when the related raw sugar purchase occurred. The effect of recognizing derivative gains results in higher raw sugar cost in subsequent periods while the recognition of losses results in lower raw sugar costs in future periods. Beginning in the quarter ended December 31, 2010, gains and losses on derivatives designated to hedge raw sugar purchases in future periods qualified for hedge accounting and are deferred in Accumulated Other Comprehensive Income.

The prior year’s gross margin included $18.9 million of gains recognized on raw sugar derivatives which were intended to hedge raw sugar purchases in subsequent periods. These derivative gains increased gross margin percentage for the quarter ended December 31, 2009 by 10.9%. Additionally, both the current and prior year’s quarter were impacted by higher raw sugar costs resulting from the non-deferral of derivative gains arising in prior periods. As a result of the foregoing, had the Company applied deferral accounting in prior periods, raw sugar costs would have been $10.1 million higher in the quarter ended December 31, 2009 and $9.7 million lower for the quarter ended December 31, 2010.

Raw sugar derivative gains and losses recognized in fiscal 2009 and fiscal 2010, which were entered into to hedge future sugar purchases were as follows:

Raw Sugar Futures Derivative Gains (Losses)

(In Millions)

		Futures Contract Delivery Period
Recognized In		Fiscal 2010				Fiscal 2011
		Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Fiscal 2012
Fiscal 2009	$27.9	$8.8	$10.0	$5.7	$2.9	$0.5
Q1 Fiscal 2010	$18.9		7.0	7.9	3.4	0.2	0.4
Q2 Fiscal 2010	$(24.8)			(16.1)	(5.7)	(1.4)	(1.3)	(0.1)	(0.2)
Q3 Fiscal 2010	$10.7				5.7	0.9	2.9	0.4	0.8
Q4 Fiscal 2010	$30.6					9.5	17.1	1.7	2.6	(0.3)

		$8.8	$17.0	$(2.5)	$6.3	$9.7	$19.1	$2.0	$3.2	$(0.3)

Our unhedged cost of domestic raw cane sugar increased from $25.19 per cwt (on a raw market basis) for the prior year’s first quarter to $28.37 per cwt for the quarter ended December 31, 2010. Sugar inventory quantities at December 31, 2010 declined below the September 30, 2010 level, resulting in the liquidation of a LIFO inventory layer with a cost approximately $2.8 million below the cost of current purchases.

Manufacturing costs per cwt in Port Wentworth improved compared to the same period last year as the increased average daily melt helped improve fixed cost absorption. Repairs and maintenance cost increases along with higher depreciation partially offset the absorption benefit. Port Wentworth total refined sugar production in the quarter increased over the prior year although daily production rates are still below normal levels achieved in fiscal 2006 and 2007. Average daily melt rates and production days since the restart of the refinery in fiscal 2009, and for the two fiscal years prior to the accident were as follows:

Quarterly Period	Average Daily Melt (millions of pounds)	Number of Production Days in Quarter

Average quarter fiscal 2006	5.9	73
Average quarter fiscal 2007	5.9	65

Third quarter fiscal 2009	0.5	14
Fourth quarter fiscal 2009	1.4	85
First quarter fiscal 2010	3.2	81
Second quarter fiscal 2010	3.9	82
Third quarter fiscal 2010	4.7	82
Fourth quarter fiscal 2010	4.4	86
First quarter fiscal 2011	4.7	77

Average daily melt during the period from October 1 to November 30, 2010 improved to 5.1 million pounds. Final inspections of the newly constructed bulk sugar silos at the Port Wentworth refinery revealed construction deficiencies by the contractor which required taking the silos offline for repairs at the end of November 2010. Production rates at the refinery were 4.0 million pounds per day in both December 2010 and January 2011. Repairs were completed in mid-January and the silos are expected to be placed back in service in February.

The Gramercy refinery’s final quarter of operations prior to the LSR transition was challenging with reduced yields, higher energy and environmental costs as well as a lower average daily melt. In late December, after the refinery had suspended operations in preparation for the change in operating management, the Company began experiencing issues with the waste water treatment ponds, including the levels of dissolved oxygen and pH and the discharge of foam from the ponds. The Company has undertaken efforts to return the ponds to normal operating parameters. Costs aggregating $0.9 million were charged to operating expense in the quarter ended December 31, 2010 as a result of these matters. Gross margin was negatively impacted by 3.9% as result of higher Gramercy costs. LSR delayed re-starting the refinery until early February. As a result of the delay in re-starting the Gramercy refinery, the Company was not able to operate its retail packaging operations in Gramercy as planned in January, reducing available packaged product for the retail channel of distribution by approximately 230,000 cwt.

Energy costs per cwt were relatively flat with the prior year as lower natural gas prices were partially offset by higher coal cost. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity decreased to $4.21 per mmbtu in the current year as compared to $4.67 last year.

	Quarter Ended December 31,
	2010		2009
	Volume	Price	Volume	Price
	(000 MMBTU)	(per MMBTU)	(000 MMBTU)	(per MMBTU)
Natural Gas	886	$4.21	1,143	$4.67
Coal	308	$5.03	—	—
Fuel Oil	—	—	—	—

Total	1,194	$4.42	1,143	$4.67

Transportation costs increased compared to the same quarter last year due to higher rail fleet costs and as a result gross margin declined 0.3%.

Selling, general and administrative expense decreased $3.6 million for the quarter ended December 31, 2010 compared to the same period in the prior year. The significant changes were $2.2 million of lower legal costs including a $1.3 million insurance reimbursement of legal fees related to a shareholder derivative lawsuit settled in October 2010, and $1.4 million of lower compensation costs.

The Company settled the Port Wentworth property and business interruption insurance claim in December 2009 for $345.0 million resulting in pretax gains of $278.5 million. Details of the settlement of the insurance claim are provided in Note 2 to the Consolidated Financial Statements.

Other income, which includes equity investment earnings, declined in the current quarter, primarily the result of a reduction in the carrying value of our equity based investment in Wholesome Sweeteners, reflecting an increase in the value of Wholesome’s management equity incentive shares.

We have estimated a combined federal and state income tax rate of 38.0% for the three months ended December 31, 2010 compared to 36.0% in the same period last year.

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and cash equivalents of $6.7 million and $48 million of outstanding borrowings under our $100 million revolving credit agreement with Bank of America, N.A. (the “Revolver”). At December 31, 2010, we had the capacity under the borrowing base formula to borrow an additional $46.1 million against inventory and receivables, after deducting outstanding letters of credit totaling $5.9 million.

The Company has used a significant portion of its liquidity since the February 2008 industrial accident in Port Wentworth to fund operating losses and capital expenditures in excess of the applicable insurance recoveries. Operating results have not returned to profitable levels, and we have ongoing capital expenditure and pension contribution requirements. Volatility in raw sugar prices may place additional demands on our liquidity as we maintain our raw sugar purchasing and hedging program. In connection with purchases of sugar futures contracts, we are required to settle gains and losses in cash each day, based on the change in the price of the futures contract, which can require us to make significant cash payments. As described below, the Revolver becomes subject to a minimum EBITDA covenant if our average total liquidity falls below $20 million.

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

In addition, in the event that our average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the Revolver requires that we comply with a quarterly covenant which establishes a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA). The Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for the quarter ended December 31, 2010 was $87 million.

The Revolver also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. In the past we classified debt under the Revolver as current, as the agreement contains a subjective acceleration clause if in the opinion of the lenders there is a material adverse effect, and provides the lenders direct access to our cash receipts.

Our capital expenditures for the three months ended December 31, 2010 were $10.1 million including amounts to make improvements to the Gramercy facility prior to the January 1, 2011 contribution to LSR. Capital expenditures in fiscal 2011 are expected to total between $20 million and $25 million, related primarily to safety improvements and normal equipment replacement.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2010, except for the accounting for derivative instruments. The Company uses raw sugar futures contracts to hedge commodity price risk in forecasted raw sugar purchases. In order to apply hedge accounting to the gains and losses arising from the change in fair value of these derivative instruments, the Company must be able to reasonably estimate the amount and timing of future raw sugar purchases. Commencing with the quarter ended December 31, 2010, the Company applied hedge accounting to the change in fair value of raw sugar derivatives, deferring $11.7 million of gains in Other Comprehensive Income.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of December 31, 2010.

	Expected Maturity Fiscal 2011	Expected Maturity Fiscal 2012
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	635,000	648,000
Weighted Average Contract Price (per cwt)	$37.57	$30.68
Contract Amount	$23,859,000	$19,897,000
Weighted Average Fair Value (per cwt)	$39.23	$34.19
Fair Value	$24,913,000	$22,170,000

	Expected Maturity Fiscal 2011	Expected Maturity Fiscal 2012
World Futures Contracts (net long positions):
Contract Volumes (cwt)	161,000	164,000
Weighted Average Contract Price (per cwt)	$25.02	$23.30
Contract Amount	$4,035,000	$3,809,000
Weighted Average Fair Value (per cwt)	$26.32	$23.83
Fair Value	$4,245,000	$3,897,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At December 31, 2009, our domestic futures position was a net long position of 4,838,000 cwt at an average contract price of $26.98 and an average fair value price of $32.84. Our world futures position at December 31, 2009 was a net long position of 642,000 cwt at an average contract price of $23.12 and an average fair value price of $26.95.

The information in the table below presents our natural gas futures positions outstanding as of December 31, 2010.

Expected Maturity Fiscal 2011
Futures Contracts (long positions):
Contract Volumes (mmbtu)	320,000
Weighted Average Contract Price (per mmbtu)	$4.42
Contract Amount	$1,416,000
Weighted Average Fair Value (per mmbtu)	$4.46
Fair Value	$1,427,000

At December 31, 2009, our natural gas futures position was a long position of 1,170,000 mmbtu with an average contract price of $6.08 and an average fair value price of $5.64.

At December 31, 2010 and 2009, we had no interest rate derivatives which were sensitive to interest rate changes.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a number of claims, including eighteen remaining lawsuits brought on behalf of eleven employees or their families and seven third parties or their families, for injuries and losses suffered as a result of the 2008 Port Wentworth refinery industrial accident. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. The Company previously settled thirty lawsuits related to the accident.

The Company has workers compensation insurance which provides for coverage equal to the statutory benefits provided to workers under state law. Additionally, the Company’s general liability policy provides for coverage for damages to third parties up to a policy limit of $100 million. While the Company believes, based on the facts of these cases, that claims by employees and certain contractors are limited to benefits provided under Georgia workers compensation law, the ultimate resolution of these matters could result in liability in excess of the amount accrued. The Company believes the likelihood of the aggregate liability, including the amounts paid in the previous settlements, exceeding the $100 million policy limit is remote.

In August 2010, the Company filed suit in the District Court of Fort Bend County, Texas, against one of its general liability excess insurers, XL Insurance Company America, Inc. (“XL”). XL issued a $25 million policy of insurance (a portion of the $100 million coverage described above) that provides coverage for lawsuits filed as a result of the Port Wentworth refinery industrial accident. XL, which has not denied coverage for payments for settlements or judgments, asserts that its policy does not include coverage of defense costs in litigation. The Company’s lawsuit seeks a declaration that pursuant to the insurance policy it issued to the Company, XL is required to pay the Company’s costs of defense in lawsuits filed by employees and third parties and their families for injuries and losses suffered as a result of the Port Wentworth refinery accident. In October 2010, XL removed the lawsuit to the United States District Court for the Southern District of Texas.

In December 2010, AdvancePierre Foods, Inc. (“Pierre”) filed suit against the Company and its distributor, Evergreen Sweeteners, Inc. in the United States District Court for the Western District of North Carolina seeking damages in connection with sugar that had been voluntarily recalled by the Company in July 2010. The claims asserted against the Company seek recovery of losses allegedly incurred by Pierre due to its alleged incorporation of recalled sugar in food products. Although the complaint does not specify alleged damages, Pierre previously indicated that its damages were approximately $3.2 million. The Company believes that its general liability insurance policy provides coverage for the damages asserted in connection with these claims, and that it may have additional coverage for these claims through another insurance policy. The insurer who provides the Company’s $1 million primary liability insurance policy has assumed the defense of this lawsuit. Ironshore Specialty Insurance Company (“Ironshore”), which provides $25 million of umbrella liability insurance coverage in excess of the $1 million primary liability insurance policy, has denied coverage for the Pierre property damage claims and two other property damage claims totaling $200,000 that involve the same recalled sugar. The Company believes that Ironshore’s umbrella liability insurance policy is enforceable to respond to Pierre’s lawsuit and the other property damage claims. In January 2011, the Company filed suit against Ironshore in the United States District Court for the Southern District of Texas seeking a declaratory judgment that Ironshore is required to provide coverage for the Pierre lawsuit and the other property damage claims pursuant to the umbrella liability insurance policy it issued to the Company.

In September 2010, the State of Georgia Department of Natural Resources Environmental Protection Division (“EPD”) issued a notice of violation to the Company in connection with discharges of excess quantities of sugar under the Company’s discharge permits for storm water and cooling water at its Port Wentworth, Georgia refinery. EPD is seeking a penalty of $45,000 for these violations. The Company is in negotiations with EPD regarding the proposed penalties and a comprehensive plan to maintain compliance with the terms of these permits and future environmental standards applicable to storm water and cooling water. Additional expenditures may be required to comply with current and future permits and environmental standards associated with storm water and cooling water, although the amount and timing of any further expenditure cannot currently be estimated.

In December 2010, the Louisiana Department of Environmental Quality (“LDEQ”) issued a Consolidated Compliance Order and Notice of Potential Penalty to the Company alleging violations of state environmental regulations and the terms of the wastewater discharge permit for the Company’s Gramercy, Louisiana refinery. The alleged violations relate to the release of foam into waters of the state and exceedances of applicable criteria for dissolved oxygen and pH. Issuance of a penalty assessment is being considered by LDEQ for the alleged violations. The Company investigated the alleged violations, took measures to cease and contain the foam discharge, and coordinated with the LDEQ to develop and implement a plan to remove and dispose of the foamy material and achieve and maintain compliance with applicable legal requirements.

In November 2010, the Company filed suit in the Fort Bend County, Texas District Court against Hills Fuel Company (“Hills”), its supplier of coal, for breach of contract. Hills failed to make deliveries due under the contract and the Company has been sourcing its supply of coal at prices higher than stipulated under the contract. Hills filed an answer in January 2011 denying the allegations in the complaint.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: February 4, 2011	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.