Form 10-Q
period 2011-03-31
IMPERIAL SUGAR CO /NEW/
filed 2011-05-10
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were 12,244,983 shares of common stock, without par value, of the registrant outstanding.

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	September 30, 2010
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,935	$22,750
Marketable Securities	194	198
Accounts Receivable, Net	45,160	55,093
Inventories:
Finished Products	37,049	30,526
Raw and In-Process Materials	16,329	67,133
Supplies	18,141	15,716

Total Inventory	71,519	113,375
Deferred Income Taxes, Net	—	—
Prepaid Expenses and Other Current Assets	23,396	40,949

Total Current Assets	143,204	232,365
Other Investments	46,171	15,952
Property, Plant and Equipment, Net	253,960	280,211
Deferred Income Taxes, Net	9,144	10,624
Other Assets	3,221	2,414

Total	$455,700	$541,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable:
Raw Sugar	$13,945	$81,673
Other Trade	14,676	28,326

Total Accounts Payable	28,621	109,999
Borrowing under Revolving Credit Line	23,000	22,000
Deferred Income Taxes, Net	11,427	11,427
Other Current Liabilities	50,197	54,189

Total Current Liabilities	113,245	197,615
Deferred Employee Benefits and Other Liabilities	117,735	125,219
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized,	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,244,983 and 12,145,098 Shares Issued and Outstanding at March 31, 2011 and September 30, 2010	131,296	130,168
Retained Earnings	158,585	163,834
Accumulated Other Comprehensive Loss	(65,161)	(75,270)

Total Shareholders’ Equity	224,720	218,732

Total	$455,700	$541,566

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$192,166	$208,863	$419,555	$382,642
Business Interruption Insurance Recovery	—	—	—	84,677

Cost of Sales (includes depreciation of $4,954,000 and $5,545,000 for the three months and $10,687,000 and $10,139,000 for the six months ended March 31, 2011 and 2010, respectively)	(181,869)	(249,710)	(412,950)	(411,089)
Selling, General and Administrative Expense (includes depreciation of $212,000 and $329,000 for the three months and $431,000 and $664,000 for the six months ended March 31, 2011 and 2010, respectively)	(9,667)	(13,788)	(19,316)	(27,029)
Insurance Recoveries Recognized	—	—	—	193,796
Gain on Contribution of Assets to Joint Venture	3,598	—	3,598	—

Operating Income (Loss)	4,228	(54,635)	(9,113)	222,997
Interest Expense	(435)	(424)	(798)	(742)
Interest Income	386	13	399	42
Other Income, Net	1,266	2,223	581	3,209

Income (Loss) before Income Taxes	5,445	(52,823)	(8,931)	225,506
Benefit (Provision) for Income Taxes	(1,290)	19,559	4,171	(80,654)

Net Income (Loss)	$4,155	$(33,264)	$(4,760)	$144,852

Basic Earnings (Loss) per Share of Common Stock	$0.35	$(2.82)	$(0.40)	$12.28

Diluted Earnings (Loss) per Share of Common Stock	$0.34	$(2.82)	$(0.40)	$12.01

Weighted Average Shares Outstanding:
Basic	11,896,085	11,799,787	11,870,914	11,794,787

Diluted	12,149,210	11,799,787	11,870,914	12,062,151

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2011	2010
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$(4,760)	$144,852
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Insurance Recoveries Recognized	—	(278,473)
Depreciation	11,118	10,803
Deferred Income Taxes	(4,171)	80,654
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Loss)	(1,654)	512
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	14,201	(1,849)
Gain on Contribution of Assets to Joint Venture	(3,598)	—
Stock-Based Compensation	1,802	1,360
Equity Earnings in Unconsolidated Subsidiaries	85	(2,131)
Reduction of fair value of guarantee	(700)	—
Excess Tax Benefits from Stock-Based Compensation	290	75
Other	114	113
Changes in Operating Assets and Liabilities:
Accounts Receivable	9,645	(15,017)
Inventories	41,856	(20,861)
Prepaid Expenses and Other Assets	14,311	(4,188)
Accounts Payable—Raw Sugar	(67,728)	2,501
Accounts Payable—Trade	(7,884)	17,794
Other Liabilities	(5,688)	302

Net Cash Used In Operations	(2,761)	(63,553)

Investing Activities:
Capital Expenditures	(16,801)	(58,301)
Advances from Insurance Carriers	—	51,000
Other	(1)	16

Investing Cash Flow	(16,802)	(7,285)

Financing Activities:
Borrowing (Repayment) under Revolving Credit Line, Net	1,000	(30,000)
Cash Dividends	(578)	(573)
Excess Tax Benefits from Stock-Based Compensation	(290)	(75)
Other	(384)	(187)

Financing Cash Flow	(252)	(30,835)

Increase (Decrease) in Cash and Cash Equivalents	(19,815)	(101,673)
Cash and Cash Equivalents, Beginning of Period	22,750	115,584

Cash and Cash Equivalents, End of Period	$2,935	$13,911

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$5,707	$380

Purchase of Property, Plant and Equipment on Account	$1,221	$4,724

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2011

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2010	12,145,098	$130,168	$163,834	$(75,270)	$218,732
Comprehensive Income:
Net Loss			(4,760)		(4,760)
Foreign Currency Translation Adjustment (Net of Tax of $90,000)				159	159
Change in Derivative Fair Value (Net of Tax of $5,124,000)				9,077	9,077
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $597,000)				(1,057)	(1,057)
Change in Pension Liability (Net of Tax of $1,090,000)				1,930	1,930

Total Comprehensive Income					5,349
Dividends ($0.04 per share)			(489)		(489)
Restricted Stock Grants	99,885	1,128			1,128

Balance March 31, 2011	12,244,983	$131,296	$158,585	$(65,161)	$224,720

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

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

Cost of Sales

The Company’s sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods. Sugar inventory quantities at March 31, 2011 declined below the September 30, 2010 balance, resulting in the liquidation of a LIFO inventory layer with a cost approximately $17.1 million below the cost of current purchases.

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

2. INSURANCE RECOVERIES

The Company settled its property insurance claim related to the 2008 Port Wentworth accident in December 2009 for an aggregate of $345 million. Insurance recoveries aggregating $66.5 million which were deemed probable and reasonably estimable were recognized to the extent of the related loss in prior periods. The remaining $278.5 million of recoveries were recognized as gains in the quarter ended December 31, 2009, as follows (in millions):

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

In August 2010, the Company filed suit in the District Court of Fort Bend County, Texas, against one of its general liability excess insurers, XL Insurance Company America, Inc. (“XL”). XL issued a $25 million policy of insurance (a portion of the $100 million coverage described above) that provides coverage for lawsuits filed as a result of the Port Wentworth refinery industrial accident. XL, which has not denied coverage for payments for settlements or judgments, asserts that its policy does not include coverage of defense costs in litigation. The Company’s lawsuit seeks a declaration that pursuant to the insurance policy it issued to the Company, XL is required to pay the Company’s costs of defense in lawsuits filed by claimants for injuries and losses suffered as a result of the Port Wentworth refinery accident. In October 2010, XL removed the lawsuit to the United States District Court for the Southern District of Texas. The lawsuit is in the discovery phase.

In December 2010, AdvancePierre Foods, Inc. (“Pierre”) filed suit against the Company and its distributor, Evergreen Sweeteners, Inc. in the United States District Court for the Western District of North Carolina seeking damages in connection with sugar that had been voluntarily recalled by the Company in July 2010. The claims asserted against the Company seek recovery of losses allegedly incurred by Pierre due to its alleged incorporation of recalled sugar in food products. Although the complaint does not specify alleged damages, Pierre previously indicated that its damages were approximately $3.2 million. The insurer that issued the Company’s $1 million primary liability insurance policy has assumed the defense of this lawsuit. Ironshore Specialty Insurance Company (“Ironshore”), which provides $25 million of umbrella liability insurance coverage in excess of the Company’s $1 million primary liability insurance policy, has denied coverage for the Pierre property damage claims and two other property damage claims totaling approximately $200,000 that involve the same recalled sugar. The Company believes that Ironshore’s umbrella liability insurance policy is enforceable to respond to Pierre’s lawsuit and the other property damage claims. In January 2011, the Company filed suit against Ironshore in the United States District Court for the Southern District of Texas seeking a declaratory judgment that Ironshore is required to provide coverage for the Pierre lawsuit and the other property damage claims pursuant to the umbrella liability insurance policy it issued to the Company. The Company is an additional insured under another primary insurance policy and that insurer has also assumed the defense of this lawsuit under a reservation of rights. As a result, under the second primary insurance policy the Company has defense cost coverage and may have an additional $1 million of coverage in its capacity as an additional insured.

In September 2010, the State of Georgia Department of Natural Resources Environmental Protection Division (“EPD”) issued a notice of violation to the Company in connection with discharges of excess quantities of sugar under the Company’s Clean Water Act discharge permits for storm water and cooling water at its Port Wentworth, Georgia refinery. At that time, EPD indicated it expected to impose a penalty of $45,000 for these violations. The Company is in negotiations with EPD regarding the proposed penalties and a comprehensive plan to maintain compliance with the terms of its discharge permits and future environmental standards applicable to storm water and cooling water. Additional expenditures may be required to comply with current and future permits and environmental standards associated with storm water and cooling water, although the amount and timing of any further expenditure cannot currently be estimated.

In December 2010, the Louisiana Department of Environmental Quality (“LDEQ”) issued a Consolidated Compliance Order and Notice of Potential Penalty to the Company alleging violations of state environmental regulations and the terms of the wastewater discharge permit for the Company’s Gramercy, Louisiana refinery. The alleged violations relate to the release of foam into waters of the state and exceedances of applicable criteria for dissolved oxygen and pH. The Company investigated the alleged violations, took measures to cease and contain the foam discharge, and coordinated with the LDEQ to develop and implement a plan to remove and dispose of the foamy material and achieve and maintain compliance with applicable legal requirements. LDEQ has indicated that it plans to assess a penalty for the alleged violations and invited a settlement proposal from the Company, which has been submitted and is under review by LDEQ.

In November 2010, the Company filed suit in the Fort Bend County, Texas District Court against Hills Fuel Company (“Hills”), its supplier of coal, for breach of contract. Hills failed to make deliveries due under the contract and the Company has been sourcing its supply of coal at prices higher than stipulated under the contract. Hills filed an answer in January 2011 denying the allegations in the complaint and, in April 2011, Hills filed a counterclaim alleging that the Company breached the supply contract in not taking coal for a prolonged period of time and claiming $1.5 million in lost profits.

In March 2011, the Company filed suit in the United States District Court for the Southern District of Texas against Southern Systems, Inc. (“SSI”), the contractor who constructed the conditioning silos at the Company’s Port Wentworth refinery, for breach of contract. The lawsuit seeks damages for deficiencies in construction of the conditioning silos. In correspondence to the Company, SSI stated its intent to file a counterclaim against the Company for $2.9 million for work it allegedly performed and was not paid.

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

In connection with the sale of a subsidiary in 2002, the buyer assumed $18.5 million of industrial revenue bonds, with final maturity in 2025. The Company remained contingently liable for repayment of the bonds under a guaranty arrangement and does not believe that a liability is probable. The Company has recorded a non-current liability for the fair value of the guarantee. On January 6, 2011, the buyer redeemed $9.0 million of the industrial revenue bonds, releasing the Company’s obligations related to such bonds. As a result of the redemption, the Company reduced the recorded liability by $0.7 million during the three months ended March 31, 2011.

4. LSR VENTURE

The Company is a one-third member in Louisiana Sugar Refining, LLC (“LSR”), a joint venture formed to construct and operate a new cane sugar refinery. Each member agreed to contribute $30 million in cash or assets as equity to capitalize the venture. The Company’s contribution, which will occur in three stages, consists of land and the existing refinery assets. The Company operated the existing refinery with sales and earnings for its own account until December 31, 2010, during which time the Company completed certain improvements. The equipment and personal property in the existing refinery (other than the small packaging assets) were contributed to LSR on January 1, 2011 resulting in a gain of $3.6 million. After January 1, 2011, the Company continues to operate the small bag packing facility in Gramercy, with 3.5 million cwt of refined bulk sugar purchased annually from LSR under a long term, supply agreement with market-based pricing provisions.

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

5. STOCK-BASED COMPENSATION

During the six months ended March 31, 2011, the Company granted 146,440 shares of restricted stock to employees with a weighted average grant date fair value of $13.22 per share. These shares vest over periods of 33 to 48 months. Of these grants of restricted stock, 97,610 shares have performance and service conditions which must be met prior to vesting. The remaining 48,830 shares have only service conditions which must be met prior to vesting.

Additionally, during the six months ended March 31, 2011, the Company granted 51,545 restricted stock units (“RSU’s”) to non-employee directors with a weighted average grant date fair value of $11.45 per unit. The RSU’s vest six months following termination of Board service.

During the six months ended March 31, 2011, 104,067 restricted shares vested with a vesting date fair value of $1.2 million.

6. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net Income (Loss)	$4,155	$(33,264)	$(4,760)	$144,852

Average Shares Outstanding	11,896,085	11,799,787	11,870,914	11,794,787
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method (1)	253,125	—	—	267,364

Adjusted Average Shares	12,149,210	11,799,787	11,870,914	12,062,151

Diluted EPS – Net Income (Loss)	$0.34	$(2.82)	$(0.40)	$12.01

(1)	No assumed restricted stock share issuances or option exercises were included in the computation of diluted EPS for the six months ended March 31, 2011 and the three months ended March 31, 2010, because doing so would have an antidilutive effect on the computation of diluted earnings per share. Includes 211,541 shares of restricted stock and 41,584 options for the three months ended March 31, 2011 and 224,614 share of restricted stock and 42,750 options for the six months ended March 31, 2010. Excludes 1,085 and 549,108 antidilutive securities for the three and six months ended March 31, 2011 and 543,637 and 14,328 antidilutive securities for the three and six months ended March 31, 2010.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months and six months ended March 31, 2011 and 2010 were (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Pension Plans
Service Cost	$252	$291	$549	$582
Interest Cost	2,699	2,824	5,357	5,647
Expected Return on Plan Assets	(2,597)	(2,575)	(5,195)	(5,150)
Amortization of Prior Service Cost	16	35	35	69
Recognized Actuarial Loss	934	816	2,014	1,633
Curtailment Loss	169	—	169	—

Total Net Periodic Benefit Costs	$1,473	$1,391	$2,929	$2,781

Postretirement Benefits Other than Pension Plans
Service Cost	$4	$5	$8	$10
Interest Cost	104	113	204	226
Amortization of Prior Service Cost	(398)	(398)	(797)	(797)
Recognized Actuarial Loss	160	161	319	322

Total Net Periodic Benefit Costs (Income)	$(130)	$(119)	$(266)	$(239)

Pension plan contributions, which are based on regulatory requirements, were $6.0 million for the six months ended March 31, 2011 and $5.2 million for the six months ended March 31, 2010. Contributions during the remainder of fiscal

2011 are expected to be approximately $9.4 million. During the three months ended March 31, 2011 a curtailment loss of $169 thousand was recognized for the Colonial Union Pension Plan due to a reduction in headcount associated with the contribution of the Gramercy refinery assets to LSR. As a result of the revaluation of the Colonial Union Pension Plan liability triggered by the curtailment, accrued pension liabilities were reduced by $2.9 million and Accumulated Other Comprehensive Income increased $1.9 million net of tax.

8. OTHER INCOME

Other income included the following (in thousands of dollars):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Equity Earnings in investment in
Comercializadora Santos Imperial S. de R.L. de C.V.	$1,303	$772	$1,480	$869
Wholesome Sweeteners, Inc.	1,222	479	30	1,262
Louisiana Sugar Refining, LLC	(1,913)	—	(1,507)	—
Reduction of fair value of guarantee	700	—	700	—
Settlement of natural gas pricing litigation	—	761	—	761
Other	(46)	211	(122)	317

Total	$1,266	$2,223	$581	$3,209

The Company reports its share of earnings in these investees on the equity method. Equity earnings in Wholesome Sweeteners for the quarter ended December 31, 2010 included a $2.4 million adjustment to the carrying value of Imperial’s investment to reflect the increased value of Wholesome’s management incentive shares; such adjustments were not significant in prior periods. Absent this adjustment, Imperial’s 50% interest in Wholesome’s net income was $2.4 million for the six months ended March 31, 2011. Summarized combined financial information for the Company’s equity method investees for the three and six months ended March 31, 2011 and 2010 includes the following (in thousands of dollars):

	Three Months Ended March 31,
	Comercializadora Santos Imperial S. de R.L. de C.V.		Wholesome Sweeteners, Inc.		Louisiana Sugar Refining, LLC
	2011	2010	2011	2010	2011	2010
Net Sales	$120,235	$71,647	$26,321	$23,069	$3,211	$—
Gross Profit	$4,196	$2,481	$6,543	$4,761	$(3,746)	$—
Operating Income	$3,717	$2,041	$4,148	$2,509	$(5,506)	$—
Net Income	$2,606	$1,543	$2,628	$1,039	$(5,741)	$—

	Six Months Ended March 31,
	Comercializadora Santos Imperial S. de R.L. de C.V.		Wholesome Sweeteners, Inc.		Louisiana Sugar Refining, LLC
	2011	2010	2011	2010	2011	2010
Net Sales	$172,877	$112,685	$57,052	$47,143	$3,211	$—
Gross Profit	$5,102	$3,415	$13,904	$10,684	$(3,746)	$—
Operating Income	$4,126	$2,501	$8,693	$5,481	$(6,707)	$—
Net Income	$2,961	$1,737	$5,247	$3,055	$(4,522)	$—

9. FAIR VALUE

The Company determines the fair value of natural gas and raw sugar futures contracts and marketable securities using quoted market prices for the individual securities. The following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of March 31, 2011 and September 30, 2010 (in thousands of dollars):

	March 31, 2011
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$90	463	—	$(553)	—
Natural Gas	17	—	—	(17)	—
Marketable Securities	194	—	—	—	$194
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	388	23	—	(411)	—
Natural Gas	4	—	—	(4)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	—	2,860	—	(2,860)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	—	7	—	(7)	—

	September 30, 2010
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$22,027	—	—	$(22,027)	—
No. 11 World Sugar Futures Contracts	333	—	—	(333)
Marketable Securities	198	—	—	—	$198
Current Liabilities:
No. 11 World Sugar Futures Contracts	194	—	—	(194)	—
Natural Gas	333	—	—	(333)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	25	—	—	(25)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	276	—	—	(276)	—

Fair value hierarchy levels are as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

•

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that are used to generate management’s best estimate of fair value.

The Company uses the market approach in determining the fair value of our Level 1 and Level 2 assets and liabilities. Valuation of Level 2 domestic sugar futures contracts is based on the pricing of the Intercontinental Exchange (ICE) Sugar No. 16 futures contract. The Company’s policy for determining when transfers between levels are recognized is to do so at the end of each reporting period. Due to inactivity of trading in certain No. 16 domestic sugar futures contracts, the Company transferred contracts with a March 31, 2011 fair value of $3.3 million from Level 1 to Level 2.

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

The majority of our industrial channel sales and a portion of our distributor channel sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts. Historically, substantially all of our purchases of domestic raw sugar and quota raw sugar imports are priced based on the ICE Sugar No. 16 futures contract. We use these futures contracts to price our physical domestic and quota raw sugar purchase commitments. Certain of these derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. To the extent that derivative instruments do not qualify for hedge accounting treatment, the Company records the effect of those instruments in current earnings. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the ICE Sugar No. 11 futures contract. We use these futures contracts to price our world raw purchase commitments, however, these derivative instruments are not designated as cash flow hedges. Additionally we receive short raw sugar futures contracts from certain raw sugar suppliers that are used as pricing mechanisms which are not designated as hedges. We have purchased domestic raw sugar futures contracts up to 18 months in advance of the physical purchase.

The pricing of our physical natural gas purchases generally is indexed to a spot market index and we use natural gas futures contracts traded on the New York Mercantile Exchange to hedge the cost of natural gas purchased under these physical contracts. The derivative instruments which qualify as cash flow hedges are designated as hedges for accounting purposes. Additionally, we utilize natural gas futures which are not designated as cash flow hedges to manage the remaining commodity price risk above the volume of derivatives designated as cash flow hedges. We have purchased natural gas futures contracts up to 6 months in advance of the physical purchase of natural gas.

For derivative instruments that qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses that result from the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur are recognized in current earnings and the current year’s results include $0.9 million of such gains. Gains and losses on derivatives representing hedge ineffectiveness are recognized in current earnings. Gains and losses on derivatives not designated as hedges are recognized in current earnings.

At March 31, 2011 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	1,565,760	—	—
Not Designated	105,280	—	150,000

All of our futures contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company has $3.0 million recorded on the balance sheet for cash held on deposit in margin accounts at March 31, 2011 for the futures positions above. At March 31, 2011 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the six month period ended March 31, 2011, we did not engage in trading activity with derivatives.

The table below shows the location and amounts in the consolidated balance sheets for derivative instruments (in thousands):

As of March 31, 2011:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$3	$(3)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	550	(550)	—
Natural Gas	Not Designated	17	(17)	—
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$47	$(47)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	364	(364)	—
Natural Gas	Not Designated	4	(4)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	2,860	(2,860)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	7	(7)	—

As of September 30, 2010:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$22,027	$(22,027)	—
No. 11 World Sugar Futures Contracts	Not Designated	333	(333)	—
Current Liabilities:
No. 11 World Sugar Futures Contracts	Not Designated	194	(194)
Natural Gas	Cash Flow	260	(260)	—
Natural Gas	Not Designated	73	(73)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	25	(25)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	276	(276)	—

The impact of futures contracts on the consolidated income statement for fiscal 2011 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended March 31, 2011			Six Months Ended March 31, 2011
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$(1,186)	$—	$142	$(2,248)	$—	$594
Cash Flow	Accumulated other comprehensive loss	(1,565)	—	—	(14,248)	—	47
Not Designated	Cost of Sales (credit)	126	(327)	48	(1,895)	(4,390)	11

(1)	Amounts were reclassified from accumulated other comprehensive income.

The impact of futures contracts on the consolidated income statement for fiscal 2010 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended March 31, 2010			Six Months Ended March 31, 2010
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$—	—	184	—	—	524
Cash Flow	Accumulated other comprehensive loss	—	—	1,313	—	—	1,849
Not Designated	Cost of Sales (credit)	7,070	8,616	134	(11,796)	8,564	207

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $9.0 million of gains on cash flow hedges for domestic raw sugar are expected to be reclassified to earnings over the next twelve months.

11. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income for the six months ended March 31, 2011 are as follows (in thousands of dollars):

	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Pension and Other Post Retirement Medical Benefits	Foreign Currency Translation Adjustments and Other	Total
Balance September 30, 2010	$(241)	$(75,075)	$46	$(75,270)

Change in Derivative Fair Value (Net of Tax of $5,124,000)	9,077			9,077

Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $597,000)	(1,057)			(1,057)
Change in Pension Liability (Net of Tax of $1,090,000)		1,930		1,930
Foreign Currency Translation Adjustment (Net of Tax of $90,000)			159	159

Balance March 31, 2011	$7,779	$(73,145)	$205	$(65,161)

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

On January 1, 2011, we contributed the equipment and personal property of our existing Gramercy refinery (other than our small packaging assets) to Louisiana Sugar Refining, LLC (“LSR”), a one-third owned joint venture in accordance with the terms of our joint venture agreement and recognized a $3.6 million gain. We continue to operate the small bag packaging facility in Gramercy and have agreed to purchase 3.5 million cwt of refined bulk sugar annually from LSR under a long term supply agreement with market-based pricing provisions. Sales derived from the existing Gramercy refinery will be lower in future periods as a result of this contribution, as only sales from the small bag packaging operations will be consolidated in our results. Sales of sugar in bulk and large bags produced at the Gramercy refinery for the three months ended December 31, 2010 totaled 1.2 million cwt or $50.1 million. These sales contributed gross margin, with derivative activity adjusted to reflect hedge accounting, of approximately $0.2 million.

Results of Operations

Three and Six Months Ended March 31, 2011 compared to Three and Six Months Ended March 31, 2010

For the three months ended March 31, 2011, we reported net income of $4.2 million or $0.34 per diluted share, compared to a net loss of $33.3 million or $2.82 per diluted share during the second fiscal quarter of the prior year. For the six months ended March 31, 2011, we reported a net loss of $4.8 million or $0.40 per diluted share, compared to net income of $144.9 million or $12.01 per diluted share for the same period last year. The LSR contribution, recognition of insurance proceeds, derivative activity and LIFO inventory had a significant impact on our reported earnings in these periods. Absent these items, operating income would have been $5.4 million for the three months ended March 31, 2011 and a $1.0 million operating loss for the six months ended March 31, 2011, as compared to operating losses of $12.8 million and $23.8 million for the three and six months ended March 31, 2010 respectively. We discuss these and other factors in more detail below.

Sugar sales comprised approximately 97% of our net sales in all periods. Sugar sales volumes and prices were:

	Three Months Ended March 31,				Six Months Ended March 31,
	2011		2010		2011		2010
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	2,090	$43.37	2,970	$34.84	4,483	$40.83	5,454	$33.56
Consumer	1,314	50.19	1,106	47.37	3,141	48.88	2,370	45.39
Distributor	549	48.90	979	40.35	1,253	47.51	1,750	39.49

Domestic Sales	3,953	46.41	5,055	38.65	8,877	44.62	9,574	37.57
World Sales	40	44.93	208	37.64	321	36.02	392	35.12

Sugar Sales	3,993	$46.39	5,263	$38.61	9,198	$44.32	9,966	$37.48

Net sales decreased 8.0% for the three months ended March 31, 2011, compared to the same period in the prior year. Domestic sugar volumes decreased 21.8% for the quarter primarily due to the reduction in volumes from the Gramercy refinery after the contribution of the facility to LSR. Domestic sales prices increased 20.1% for the quarter. Net sales for the six month period increased 9.6% over the six months ended March 31, 2010. Domestic sugar volumes decreased 7.3% for the six months ended March 2011 as compared to the prior year period quarter primarily due to the contribution of the Gramercy facility to LSR offset in part by higher production at the Port Wentworth refinery. Domestic sales prices increased 18.8% for the current six month period. Refined sugar prices have risen to levels much higher than historical norms due to tighter domestic supply conditions, as well as higher raw sugar prices which placed upward pressure on refined prices. While domestic beet sugar production and imports from Mexico are both projected to increase in fiscal 2011, domestic supply is forecasted by the USDA to remain tight.

The majority of industrial channel sales and a portion of distributor channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, realized sales prices tend to lag market trends.

For the three months ended March 31, 2011, gross margin as a percentage of sales increased to 5.4% compared to a negative 19.6% in the prior year quarter. The increase in gross margin percentage is primarily due to higher refined sugar sales prices, as well as the effect of recognizing losses on raw sugar derivatives in the prior year quarter which were intended to hedge raw sugar purchases in later periods. Gross margin as a percent of sales for the six months ended March 31, 2011 improved to 1.6% from a negative 7.4% for the same period last year primarily due to higher refined sugar prices partially offset by higher raw sugar costs.

Tight supply conditions in the world raw sugar market have driven up world raw sugar prices. Rising world raw sugar prices together with restrictions on imports imposed by the 2008 Farm Bill pushed domestic raw sugar prices to 30 year highs. Domestic raw sugar futures prices for the nearby futures contract as quoted on the Intercontinental Exchange at recent quarter ends were as follows:

Closing Price (per cwt)
September 30, 2008	$22.58
December 31, 2008	$20.03
March 31, 2009	$20.98
June 30, 2009	$22.70
September 30, 2009	$30.50
December 31, 2009	$35.03
March 31, 2010	$31.29
June 30, 2010	$33.83
September 30, 2010	$39.80
December 31, 2010	$39.00
March 31, 2011	$39.63

Our cost of domestic raw cane sugar increased to $33.87 per cwt (on a raw market basis) for the current year quarter as compared to $30.15 per cwt for the quarter ended March 31, 2010. Raw sugar costs for the six months ended March 31, 2011 were $31.03 per cwt (on a raw market basis) compared to $27.82 per cwt for the six months ended March 31, 2010. The Company has largely been able to offset the increase in raw sugar cost by adjusting its sales prices, however there can be no assurance that we will be successful in achieving future sales price increases sufficient to offset these higher raw sugar costs.

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

The prior year’s cost of sales included $24.8 million of losses for the quarter ended March 31, 2010 and $5.9 million of losses for the six months ended March 31, 2010 recognized on raw sugar derivatives which were intended to hedge raw sugar purchases in subsequent periods. These derivative losses decreased gross margin percentage for the quarter ended March 31, 2010 by 11.9% and 1.5% for the six months ended March 31, 2010. Additionally, both the current and prior year’s quarter were impacted by higher raw sugar costs resulting from the non-deferral of derivative gains arising in prior periods. As a result of the foregoing, had the Company applied deferral accounting in prior periods, raw sugar costs would have been $31.7 million lower in the six months and $41.8 million lower in quarter ended March 31, 2010 resulting in gross margins of 0.9% and 0.4% respectively. Similarly, had hedge accounting been applied in prior periods, raw sugar costs would have been $28.8 million lower for the six months and $19.1 million lower for quarter ended March 31, 2011 resulting in gross margins of 8.4% and 15.3%, respectively, including the effects of LIFO liquidations described below.

Sugar inventory quantities at March 31, 2011 declined below the September 30, 2010 level primarily as a result of the contribution of the Gramercy refinery to LSR, resulting in the liquidation of a LIFO inventory layer with a cost approximately $17.1 million below the cost of current purchases for the six months ended March 31, 2011 and $14.3 million for the three months ended March 31, 2011.

Manufacturing costs per cwt in Port Wentworth improved compared to the same quarter and six month periods last year as the increased average daily melt helped improve fixed cost absorption. Sugar yields also improved and gross margin increased by 3.5% for the quarter ended March 31, 2011 and 1.1% for the six months ended March 31, 2011 largely as a result of these lower costs and improved yields. Final inspections of the newly constructed bulk sugar silos at the Port Wentworth refinery revealed construction deficiencies by the contractor which required taking the silos offline for repairs at the end of November 2010. Although the silo repairs were completed in mid-January, the silos were not placed back in service until the first week of April 2011 in an effort to minimize the impact on servicing customers’ needs. The refinery ran at reduced production rates during this period from December 2010 through March 2011. The average daily melt for the month of April 2011 was 4.4 million pounds per day. Average daily melt rates and production days since the restart of the refinery in fiscal 2009, and for the two fiscal years prior to the accident were as follows:

Quarterly Period	Average Daily Melt (millions of pounds)	Number of Production Days in Quarter
Average quarter fiscal 2006	5.9	73
Average quarter fiscal 2007	5.9	65

Third quarter fiscal 2009	0.5	14
Fourth quarter fiscal 2009	1.4	85
First quarter fiscal 2010	3.2	81
Second quarter fiscal 2010	3.9	82
Third quarter fiscal 2010	4.7	82
Fourth quarter fiscal 2010	4.4	86
First quarter fiscal 2011	4.7	77
Second quarter fiscal 2011	4.2	89

Gramercy’s packaging costs for the current quarter were significantly impacted by the slower than expected restart of the LSR refinery. The LSR refinery was restarted in early February 2011 and began delivering refined sugar in mid-February thereby limiting the packaging volume in Gramercy and negatively impacting costs. Gramercy packaging volumes for the quarter were approximately 40% of the amount expected to be purchased from LSR under the 3.5 million cwt annual commitment. The increased Gramercy cost per cwt reduced gross margin percentage by 1.4% for the quarter. Manufacturing costs for the six month period were higher than the prior year as the final quarter of refining operations in Gramercy prior to the LSR contribution was challenging with reduced yields, higher energy and environmental costs as well as a lower average daily melt. Gross margin percentage was negatively impacted by 2.2% for the six months ended March 2011 as a result of these higher Gramercy costs. In addition, the cost of market-related purchases of bulk refined sugar from LSR exceeded the prior year’s cost of producing bulk sugar, reducing gross margin by 1.3% and 0.6%, respectively, for the three months and six months ended March 31, 2011.

Energy costs per cwt were lower than the prior year for the quarter and the six months as lower natural gas prices were partially offset by higher coal cost. The table below shows our energy cost by source with the natural gas cost shown on a NYMEX basis after applying gains and losses from hedging activity.

	Three Months Ended March 31,				Six Months Ended March 31,
	2011		2010		2011		2010
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)
Natural Gas	575	$4.45	1,187	$5.45	1,462	$4.31	2,330	$5.07
Coal	197	5.22	63	4.25	505	5.11	63	4.25

Total	773	$4.65	1,249	$5.39	1,967	$4.51	2,392	$5.05

Transportation costs for quarter and the six months increased compared to the same prior year periods primarily due to higher costs to service retail customers as a result of the delayed restart of the Gramercy packaging operations, higher fuel costs and higher rail fleet costs. As a result of these factors, gross margin declined 1.2% for the quarter and 0.7% for the six months ended March 31, 2011.

Selling, general and administrative costs in the second quarter decreased $4.1 million from the prior year second quarter primarily due to $3.7 million of workers compensation costs in last year’s second quarter for a loss based assessment under the state of Georgia’s Subsequent Injury Trust Fund. Selling, general and administrative costs for the six months ended March 31, 2011 declined $7.7 million from the same period last year, primarily due to the $3.7 million workers compensation assessment, $2.6 million of lower legal costs principally related to the February 2008 Port Wentworth accident and $1.0 million of lower employee compensation costs.

The Company settled the Port Wentworth property and business interruption insurance claim in December 2009 for $345.0 million resulting in pretax gains of $278.5 million. Details of the settlement of the insurance claim are provided in Note 2 to the Consolidated Financial Statements.

Other income, which includes equity investment earnings, declined in the current quarter, primarily the result of negative operating results in the LSR venture’s first quarter of operations. Other income for the six months March 31, 2011 was lower than the prior period primarily due to LSR as well as a reduction in the carrying value of our equity based investment in Wholesome Sweeteners, reflecting an increase in the value of Wholesome’s management equity incentive shares.

The Company has estimated a combined federal and state income tax rate of 46.7% for the six months ended March 31, 2011 compared to 35.8% in the same period last year. The most significant item affecting the comparability of the effective tax rate is an increase in the proportion of favorable permanent differences between reported GAAP income and taxable income, compared to the net loss for the six months ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2011, the Company had cash and cash equivalents of $2.9 million and $23 million of outstanding borrowings under our $100 million revolving credit agreement with Bank of America, N.A. (the “Revolver”). The Company had the capacity under the March 31, 2011 borrowing base formula to borrow an additional $56.8 million against inventory and receivables, after deducting outstanding letters of credit totaling $5.9 million.

The Company has used a significant portion of its liquidity since the February 2008 industrial accident in Port Wentworth to fund operating losses and capital expenditures in excess of the applicable insurance recoveries. Operating results have not returned to pre-accident levels, and we have ongoing capital expenditure and pension contribution requirements. Volatility in raw sugar prices may place additional demands on our liquidity as we maintain our raw sugar purchasing and hedging program. In connection with purchases of sugar futures contracts, we are required to settle gains and losses in cash each day, based on the change in the price of the futures contract, which can require us to make significant cash payments. As described below, the Revolver becomes subject to a minimum level of earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) covenant if our quarterly average total liquidity falls below $20 million.

While we believe that our available liquidity and capital resources, including cash from operations and the Revolver, are sufficient to meet our operating and capital needs, we are exploring alternative sources of capital to provide additional liquidity and capital resources. In conjunction with this initiative, we have received a commitment, subject to final documentation, from Bank of America, N.A. to provide a $140 million revolving credit facility maturing in December 2015. This proposed facility will refinance our current facility and will be used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The proposed revolving credit facility matures on December 31, 2015 and will have no financial covenants so long as availability (defined as the borrowing base, less actual borrowings and letters of credit) exceeds $25 million; otherwise a minimum EBITDA test would apply until availability has been greater than $30 million for three consecutive months. Advances under the proposed facility are subject to a borrowing base which specifies advance rates against eligible receivables and inventory, as well as an initial $40 million allowable advance against property, plant and equipment. The proposed facility is secured by the Company’s cash and cash equivalents, accounts receivable, inventory, substantially all property, plant and equipment and certain investments. All domestic subsidiaries of the Company would be borrowers or guarantors under the facility. Interest rates under the proposed facility would be LIBOR plus a margin that varies (with liquidity as defined) from 2.00% to 2.75%, or the base rate (Bank of America prime rate) plus a margin of 0.75% to positive 1.50%. Although the final maturity of the proposed facility is December 31, 2015, the Company would classify debt under the proposed facility as current, as the agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

The current Revolver is secured by substantially all of our current assets, certain investments and certain property, plant and equipment. Each of our domestic subsidiaries is either a borrower or a guarantor under the facility. Interest on borrowings under the Revolver is at LIBOR plus a margin that varies (with liquidity, as defined) from 1.00% to 1.75%, or the base rate (Bank of America prime rate) plus a margin of negative 0.25% to positive 0.25%.

The current and proposed agreements contain covenants limiting our ability to, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	enter into sale and leaseback transactions;

•	change our fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

In addition, in the event that our quarterly average total liquidity (defined as the average of the borrowing base, less average actual borrowings and letters of credit) falls below $20 million, the current Revolver requires that we comply with a quarterly covenant which establishes a minimum EBITDA. The current Revolver limits our ability to pay dividends or repurchase stock if our average total liquidity, after adjustment on a pro forma basis for such transaction, is less than $20 million. Average total liquidity for the quarter ended March 31, 2011 was $63 million.

The current Revolver also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

Our capital expenditures for the quarter and six months ended March 31, 2011 were $6.7 million and $16.8 million, respectively, and included amounts to make improvements to the Gramercy facility prior to the January 1, 2011 contribution to LSR. Capital expenditures in fiscal 2011 are expected to total between $20 million and $25 million, related primarily to safety improvements and normal equipment replacement.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2010, except for the accounting for derivative instruments. The Company uses raw sugar futures contracts to hedge commodity price risk in forecasted raw sugar purchases. In order to apply hedge accounting to the gains and losses arising from the change in fair value of these derivative instruments, the Company must be able to reasonably estimate the amount and timing of future raw sugar purchases. Commencing with the quarter ended December 31, 2010, the Company applied hedge accounting to the change in fair value of raw sugar derivatives, deferring $14.2 million of gains in Other Comprehensive Income.

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

The information in the table below presents our domestic raw sugar futures positions outstanding as of March 31, 2011.

	Expected Maturity Fiscal 2011	Expected Maturity Fiscal 2012
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	556,000	1,116,000
Weighted Average Contract Price (per cwt)	$40.41	$33.20
Contract Amount	$22,449,000	$37,037,000
Weighted Average Fair Value (per cwt)	$39.87	$36.16
Fair Value	$22,149,000	$40,333,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At March 31, 2010, our domestic futures position was a net long position of 5,582,000 cwt at an average contract price of $30.18 and an average fair value price of $29.65. Our world futures position at March 31, 2010 was a net long position of 1,305,000 cwt at an average contract price of $23.49 and an average fair value price of $16.59.

The information in the table below presents our natural gas futures positions outstanding as of March 31, 2011.

Expected Maturity Fiscal 2011
Futures Contracts (long positions):
Contract Volumes (mmbtu)	150,000
Weighted Average Contract Price (per mmbtu)	$4.41
Contract Amount	$662,000
Weighted Average Fair Value (per mmbtu)	$4.50
Fair Value	$674,000

At March 31, 2010, our natural gas futures position was a long position of 630,000 mmbtu with an average contract price of $6.23 and an average fair value price of $4.12.

At March 31, 2011 and 2010, we had no interest rate derivatives which were sensitive to interest rate changes.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In August 2010, the Company filed suit in the District Court of Fort Bend County, Texas, against one of its general liability excess insurers, XL Insurance Company America, Inc. (“XL”). XL issued a $25 million policy of insurance (a portion of the $100 million coverage described above) that provides coverage for lawsuits filed as a result of the Port Wentworth refinery industrial accident. XL, which has not denied coverage for payments for settlements or judgments, asserts that its policy does not include coverage of defense costs in litigation. The Company’s lawsuit seeks a declaration that pursuant to the insurance policy it issued to the Company, XL is required to pay the Company’s costs of defense in lawsuits filed by claimants for injuries and losses suffered as a result of the Port Wentworth refinery accident. In October 2010, XL removed the lawsuit to the United States District Court for the Southern District of Texas. The lawsuit is in the discovery phase.

In December 2010, AdvancePierre Foods, Inc. (“Pierre”) filed suit against the Company and its distributor, Evergreen Sweeteners, Inc. in the United States District Court for the Western District of North Carolina seeking damages in connection with sugar that had been voluntarily recalled by the Company in July 2010. The claims asserted against the Company seek recovery of losses allegedly incurred by Pierre due to its alleged incorporation of recalled sugar in food products. Although the complaint does not specify alleged damages, Pierre previously indicated that its damages were approximately $3.2 million. The insurer that issued the Company’s $1 million primary liability insurance policy has assumed the defense of this lawsuit. Ironshore Specialty Insurance Company (“Ironshore”), which provides $25 million of umbrella liability insurance coverage in excess of the Company’s $1 million primary liability insurance policy, has denied coverage for the Pierre property damage claims and two other property damage claims totaling approximately $200,000 that involve the same recalled sugar. The Company believes that Ironshore’s umbrella liability insurance policy is enforceable to respond to Pierre’s lawsuit and the other property damage claims. In January 2011, the Company filed suit against Ironshore in the United States District Court for the Southern District of Texas seeking a declaratory judgment that Ironshore is required to provide coverage for the Pierre lawsuit and the other property damage claims pursuant to the umbrella liability insurance policy it issued to the Company. The Company is an additional insured under another primary insurance policy and that insurer has also assumed the defense of this lawsuit under a reservation of rights. As a result, under the second primary insurance policy the Company has defense cost coverage and may have an additional $1 million of coverage in its capacity as an additional insured.

In September 2010, the State of Georgia Department of Natural Resources Environmental Protection Division (“EPD”) issued a notice of violation to the Company in connection with discharges of excess quantities of sugar under the Company’s Clean Water Act discharge permits for storm water and cooling water at its Port Wentworth, Georgia refinery. At that time, EPD indicated it expected to impose a penalty of $45,000 for these violations. The Company is in negotiations with EPD regarding the proposed penalties and a comprehensive plan to maintain compliance with the terms of its discharge permits and future environmental standards applicable to storm water and cooling water. Additional expenditures may be required to comply with current and future permits and environmental standards associated with storm water and cooling water, although the amount and timing of any further expenditure cannot currently be estimated.

In December 2010, the Louisiana Department of Environmental Quality (“LDEQ”) issued a Consolidated Compliance Order and Notice of Potential Penalty to the Company alleging violations of state environmental regulations and the terms of the wastewater discharge permit for the Company’s Gramercy, Louisiana refinery. The alleged violations relate to the release of foam into waters of the state and exceedances of applicable criteria for dissolved oxygen and pH. The Company investigated the alleged violations, took measures to cease and contain the foam discharge, and coordinated with the LDEQ to develop and implement a plan to remove and dispose of the foamy material and achieve and maintain compliance with applicable legal requirements. LDEQ has indicated that it plans to assess a penalty for the alleged violations and invited a settlement proposal from the Company, which has been submitted and is under review by LDEQ.

In November 2010, the Company filed suit in the Fort Bend County, Texas District Court against Hills Fuel Company (“Hills”), its supplier of coal, for breach of contract. Hills failed to make deliveries due under the contract and the Company has been sourcing its supply of coal at prices higher than stipulated under the contract. Hills filed an answer in January 2011 denying the allegations in the complaint and, in April 2011, Hills filed a counterclaim alleging that the Company breached the supply contract in not taking coal for a prolonged period of time and claiming $1.5 million in lost profits.

In March 2011, the Company filed suit in the United States District Court for the Southern District of Texas against Southern Systems, Inc. (“SSI”), the contractor who constructed the conditioning silos at the Company’s Port Wentworth refinery, for breach of contract. The lawsuit seeks damages for deficiencies in construction of the conditioning silos. In correspondence to the Company, SSI stated its intent to file a counterclaim against the Company for $2.9 million for work it allegedly performed and was not paid.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On February 18, 2011, the Company held its annual meeting of shareholders and voted on five proposals.

(1) Three directors were elected with votes cast as follows:

Nominee	Votes for	Votes against	Abstentions
Directors in Class III – Terms expiring at the 2014 Annual Meeting of Shareholders:

Gaylord O. Coan	6,167,840	621,495	80,220
David C. Moran	6,290,094	495,398	84,063
John E. Stokely	6,373,434	413,165	82,956

The following five directors of the Company whose terms of office are scheduled to continue until 2012 or 2013 are as follows:

James J. Gaffney

Yves-Andre Istel

Ronald C. Kesselman

John Sheptor

John K. Sweeney

(2) The shareholders approved an amendment and restatement of the Company’s Long Tern Incentive Plan., with votes cast as follows:

Votes for	Votes against	Abstentions
5,506,130	1,250,223	113,202

(3) The shareholders ratified the appointment of Deloitte & Touche L.L.P. as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2011, with votes cast as follows:

Votes for	Votes against	Abstentions
9,596,395	210,163	53,519

(4) The shareholders approved, on an advisory basis, the compensation of the Company’s named executive officers, with votes cast as follows:

Votes for	Votes against	Abstentions
6,375,826	420,590	73,139

(5) The shareholders indicated, on an advisory basis, a preference for holding an advisory vote on the compensation of the Company’s named executive officers each year, with votes cast as follows:

One Year	Two Years	Three Years	Abstentions
5,889,654	218,553	688,237	73,111

Item 6.	Exhibits

(a) Exhibits

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: May 9, 2011	By:	/S/ H. P. MECHLER
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.