Form 10-Q
period 2011-06-30
IMPERIAL SUGAR CO /NEW/
filed 2011-08-05
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, there were 12,243,446 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, refinery timelines and operational dates, future expenses and liabilities arising from the Port Wentworth refinery incident, future costs and actions regarding the Louisiana Sugar Refining, LLC venture, future import and export levels, future government and legislative action, future operating results, future availability of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, our liquidity and ability to finance our operations and capital investment programs, future pension plan contributions and other statements that are not historical facts contained in this quarterly report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, unforeseen engineering, construction and equipment delays, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

• expect	• project	• estimate

• believe	• anticipate	• likely

• plan	• intend	• could

• should	• may	• predict

• budget	• possible	•

Management cautions against placing undue reliance on forward-looking statements or projecting any future results based on such statements or present or future earnings levels. All forward-looking statements in this quarterly report on Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and in our other SEC filings.

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	September 30, 2010
	(In Thousands of Dollars)
ASSETS

Current Assets:
Cash and Cash Equivalents	$311	$22,750
Marketable Securities	194	198
Accounts Receivable, Net	44,805	55,093
Inventories:
Finished Products	42,052	30,526
Raw and In-Process Materials	19,128	67,133
Supplies	18,009	15,716

Total Inventory	79,189	113,375
Prepaid Expenses and Other Current Assets	52,026	40,949

Total Current Assets	176,525	232,365
Other Investments	44,957	15,952
Property, Plant and Equipment, Net	252,427	280,211
Deferred Income Taxes, Net	19,887	10,624
Other Assets	5,123	2,414

Total	$498,919	$541,566

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable:
Raw Sugar	$6,879	$81,673
Other Trade	13,799	28,326

Total Accounts Payable	20,678	109,999
Borrowing under Revolving Credit Line	78,829	22,000
Deferred Income Taxes, Net	11,427	11,427
Other Current Liabilities	67,740	54,189

Total Current Liabilities	178,674	197,615
Deferred Employee Benefits and Other Liabilities	115,165	125,219
Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized,	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,243,446 and 12,145,098 Shares Issued and Outstanding at June 30, 2011 and September 30, 2010	131,633	130,168
Retained Earnings	142,256	163,834
Accumulated Other Comprehensive Loss	(68,809)	(75,270)

Total Shareholders’ Equity	205,080	218,732

Total	$498,919	$541,566

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$196,985	$260,978	$616,540	$643,620
Business Interruption Insurance Recovery	—	—	—	84,677

Cost of Sales (includes depreciation of $4,698,000 and $5,905,000 for the three months and $15,385,000 and $16,044,000 for the nine months ended June 30, 2011 and 2010, respectively)	(209,055)	(259,068)	(622,005)	(670,157)
Selling, General and Administrative Expense (includes depreciation of $201,000 and $323,000 for the three months and $632,000 and $987,000 for the nine months ended June 30, 2011 and 2010, respectively)	(10,574)	(11,367)	(29,890)	(38,396)
Insurance Recoveries Recognized	—	—	—	193,796
Gain on Contribution of Assets to Joint Venture	—	—	3,598	—

Operating Income (Loss)	(22,644)	(9,457)	(31,757)	213,540
Interest Expense	(733)	(565)	(1,531)	(1,307)
Interest Income	5	6	404	48
Other Income (Loss), Net	(1,395)	1,350	(814)	4,559

Income (Loss) Before Income Taxes	(24,767)	(8,666)	(33,698)	216,840
Benefit (Provision) for Income Taxes	8,683	2,979	12,854	(77,675)

Net Income (Loss)	$(16,084)	$(5,687)	$(20,844)	$139,165

Basic Earnings (Loss) per Share of Common Stock	$(1.35)	$(0.48)	$(1.75)	$11.79

Diluted Earnings (Loss) per Share of Common Stock	$(1.35)	$(0.48)	$(1.75)	$11.53

Weighted Average Shares Outstanding:
Basic	11,928,210	11,811,540	11,890,013	11,800,372

Diluted	11,928,210	11,811,540	11,890,013	12,068,163

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2011	2010
	(In Thousands of Dollars)

Operating Activities:
Net Income (Loss)	$(20,844)	$139,165
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Insurance Recoveries Recognized	—	(278,473)
Depreciation	16,017	17,031
Deferred Income Taxes	(12,854)	77,675
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Loss)	(5,916)	847
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	12,669	(1,604)
Gain on Contribution of Assets to Joint Venture	(3,598)	—
Stock-Based Compensation	2,135	1,818
Equity (Earnings) Loss in Unconsolidated Subsidiaries	1,531	(3,495)
Reduction of Fair Value of Guarantee	(700)	—
Excess Tax Benefits from Stock-Based Compensation	286	89
Other	305	168
Changes in Operating Assets and Liabilities:
Accounts Receivable	10,104	(20,674)
Inventories	34,186	(1,996)
Prepaid Expenses and Other Assets	2,999	4,157
Accounts Payable—Raw Sugar	(74,794)	15,833
Accounts Payable—Other Trade	(8,785)	263
Other Liabilities	(10,130)	(3,472)

Net Cash Used in Operating Activities	(57,389)	(52,668)

Investing Activities:
Capital Expenditures	(20,143)	(65,875)
Advances from Insurance Carriers	—	51,000
Other	(250)	(235)

Net Cash Used in Investing Activities	(20,393)	(15,110)

Financing Activities:
Borrowing (Repayment) under Revolving Credit Line	56,829	(27,000)
Cash Dividends	(816)	(813)
Excess Tax Benefits from Stock-Based Compensation	(286)	(89)
Other	(384)	(205)

Net Cash Provided by (Used in) Financing Activities	55,343	(28,107)

Decrease in Cash and Cash Equivalents	(22,439)	(95,885)
Cash and Cash Equivalents, Beginning of Period	22,750	115,584

Cash and Cash Equivalents, End of Period	$311	$19,699

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$3,648	$219

Purchase of Property, Plant and Equipment on Account	$1,245	$5,636

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2011

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars, Except Share Data)
Balance September 30, 2010	12,145,098	$130,168	$163,834	$(75,270)	$218,732
Comprehensive Income:
Net Loss			(20,844)		(20,844)
Foreign Currency Translation Adjustment (Net of Tax of $121,000)				215	215
Change in Derivative Fair Value (Net of Tax of $4,571,000)				8,097	8,097
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $2,135,000)				(3,781)	(3,781)
Change in Pension Liability (Net of Tax of $1,090,000)				1,930	1,930

Total Comprehensive Income					(14,383)
Dividends ($0.06 per share)			(734)		(734)
Restricted Stock Grants	98,348	1,465			1,465

Balance June 30, 2011	12,243,446	$131,633	$142,256	$(68,809)	$205,080

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Cost of Sales

The Company’s sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods. Sugar inventory quantities at June 30, 2011 declined below the September 30, 2010 balance, resulting in the liquidation of a LIFO inventory layer with a cost approximately $24 million below the cost of the current year’s purchases.

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

3. CONTINGENCIES

The Company is party to a number of claims, including sixteen remaining lawsuits brought on behalf of eleven employees or their families and five third parties or their families, for injuries and losses suffered as a result of the 2008 Port Wentworth refinery industrial accident. Fifteen of the lawsuits are pending in the State Court of Chatham County, Georgia, and one lawsuit is pending in the Superior Court of Chatham County, Georgia. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. The Company previously settled thirty-two lawsuits related to the accident. The State Court of Chatham County, Georgia has scheduled three of the remaining lawsuits for trial on October 10, 2011, but has not determined which of these cases will be tried on that date.

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

In August 2010, the Company filed suit in the District Court of Fort Bend County, Texas, against one of its general liability excess insurers, XL Insurance Company America, Inc. (“XL”). XL issued a $25 million policy of insurance (a portion of the $100 million coverage described above) that provides coverage for lawsuits filed as a result of the Port Wentworth refinery industrial accident. XL, which has not denied coverage for payments for settlements or judgments, asserts that its policy does not include coverage of defense costs in litigation. The Company’s lawsuit seeks a declaration that pursuant to the insurance policy it issued to the Company, XL is required to pay the Company’s costs of defense in lawsuits filed by claimants for injuries and losses suffered as a result of the Port Wentworth refinery accident. In October 2010, XL removed the lawsuit to the United States District Court for the Southern District of Texas. In July 2011, the Company and XL entered into a settlement of the litigation which included XL’s agreement to pay a portion of the Company’s defense costs until the limit of the XL insurance policy is exhausted, if ever. American Guaranty & Liability Insurance Company (“American Guaranty”) and St. Paul Fire & Marine Insurance Company (“St. Paul”) each issued insurance policies for a 50% participating share in a $50 million layer of excess liability insurance coverage (a portion of the $100 million coverage described above) that provide coverage for lawsuits filed as a result of the Port Wentworth refinery industrial accident. American Guaranty and St. Paul have issued reservation of rights, and separately, while American Guaranty and St. Paul have not denied coverage for payments for settlements or judgments, they have denied coverage of defense costs in litigation. The Company has notified American Guaranty and St Paul that it believes the policies do provide coverage for defense costs.

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

In September 2010, the State of Georgia Department of Natural Resources Environmental Protection Division (“EPD”) issued a notice of violation to the Company in connection with discharges of excess quantities of sugar under the Company’s Clean Water Act discharge permits for storm water and cooling water at its Port Wentworth, Georgia refinery. In June 2011, the Company agreed to a consent order with EPD to settle the notice of violation. Without admitting liability, the Company agreed to pay a fine of $80,000, make certain housekeeping and process improvements within 30 days and make improvements to the Port Wentworth facility by December 31, 2011. The Company also agreed to complete an engineering study of the Port Wentworth refinery by December 31, 2012. The purpose of the study is to evaluate and compare the ability of various potential facility improvements to maintain compliance with applicable storm water and cooling water discharge permits. The recommendations made by the study are required to be implemented by June 30, 2014. Expenditures may be required for this implementation, although the amount and timing of any expenditure cannot currently be estimated.

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

In November 2010, the Company filed suit in the Fort Bend County, Texas District Court against Hills Fuel Company (“Hills”), its supplier of coal, for breach of contract. Hills failed to make deliveries due under the contract and the Company has been sourcing its supply of coal at prices higher than stipulated under the contract. Hills filed an answer in January 2011 denying the allegations in the complaint and, in April 2011, Hills filed a counterclaim alleging that the Company breached the supply contract in not taking coal for a prolonged period of time and claiming $1.5 million in lost profits. The lawsuit is in the discovery phase and the Company is unable to predict the ultimate outcome of this matter.

In March 2011, the Company filed suit in the United States District Court for the Southern District of Texas against Southern Systems, Inc. (“SSI”), the contractor who constructed the conditioning silos at the Company’s Port Wentworth refinery, for breach of contract. The lawsuit seeks damages for deficiencies in construction of the conditioning silos. In June 2011, SSI filed a counterclaim against the Company for $3.5 million for work it allegedly performed and was not paid. The Company is unable to predict the ultimate outcome of this matter.

In May 2011, the Company joined seven cane and beet sugar producers and two sugar industry trade associations as plaintiffs in a lawsuit filed against six producers of high fructose corn syrup and the Corn Refiners Association (collectively, the “HFCS Defendants”) in the United States District Court for the Central District of California regarding advertising and marketing of high fructose corn syrup. The lawsuit alleges violations of the federal Lanham Act and state law by the HFCS Defendants in marketing and advertising high fructose corn syrup as a natural product equivalent to cane and beet sugar. The lawsuit seeks money damages and injunctive relief. In July 2011, the HFCS Defendants filed a motion to dismiss the amended complaint and a motion to strike the state law claim which are pending before the court.

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

The Company contributed the footprint parcel of approximately 7 acres of land for the new refinery in November 2009. Pursuant to the terms of the operative agreements, LSR and Imperial jointly enrolled the entire site (including the footprint parcel) in the Voluntary Remediation Program (the “VRP”) of the LDEQ to conduct an environmental assessment of the site and complete remediation of any identified contamination. The Company is required to pay for the cost of remediation if the VRP uncovers contamination above the applicable industrial standard. The Company will convey the remainder of the land to LSR upon completion of the VRP and be released of future environmental liabilities to state and federal authorities. All site soil and groundwater sampling has been completed and the samples are undergoing laboratory analysis and risk assessment under the VRP standards. Preliminary results indicate there may be a few discrete areas of soil at the site with exceedances of the applicable industrial screening levels that may require remediation. The Company has recorded a liability for the current estimate of the cost for remediation of approximately $380,000. Once the laboratory analysis and risk assessment are complete, the Company and LSR will present LDEQ with a proposed remediation plan for its approval as a prerequisite to conducting the remediation and receiving a certificate of completion that will provide the release of future environmental liabilities.

LSR has entered into financing agreements aggregating $165 million to provide construction and working capital financing for the project. The financing is non-recourse to LSR’s members. The members have agreed to proportionately contribute additional capital to LSR if necessary to cover certain construction cost overruns and certain costs relating to the VRP that LSR agreed to assume. Construction costs of the new refinery, which is expected to commence operations in the late summer of 2011, are estimated at $120 million. The existing Gramercy refinery will operate during the construction and start-up phase of the new refinery.

5. AMENDMENT OF REVOLVING CREDIT FACILITY AGREEMENT

On May 20, 2011, the Company entered into the Second Amended and Restated Loan and Security Agreement with certain financial institutions as lenders and Bank of America, N.A. as agent (the “Credit Agreement”). The Credit Agreement provides for a $140 million revolving credit facility maturing December 31, 2015, to refinance and replace the Company’s previous credit facility and will be used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. At June 30, 2011, the Company had $78.8 million of outstanding borrowings under the Credit Agreement and had the capacity under the borrowing base formula to borrow an additional $53.5 million, after deducting outstanding letters of credit totaling $6.1 million.

The Credit Agreement has no financial covenants unless availability (defined as the borrowing base, less actual borrowings and letters of credit) is less than $20 million at any time or less than $25 million for a period of five consecutive business days; otherwise a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) test would apply until availability has been greater than $30 million for three consecutive months.

6. STOCK-BASED COMPENSATION

During the nine months ended June 30, 2011, the Company granted 146,440 shares of restricted stock to employees with a weighted average grant date fair value of $13.22 per share. These shares vest over periods of 33 to 48 months. Of these grants of restricted stock, 97,610 shares have performance and service conditions which must be met prior to vesting, while the remaining 48,830 shares have only service conditions.

Additionally, during the nine months ended June 30, 2011, the Company granted 51,545 restricted stock units (“RSU’s”) to non-employee directors with a weighted average grant date fair value of $11.45 per unit. The RSU’s vest six months following termination of Board service.

During the nine months ended June 30, 2011, 105,667 restricted shares vested with a vesting date fair value of $1.3 million.

7. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Income/(Loss) from Continuing Operations	$(16,084)	$(5,687)	$(20,844)	$139,165

Average Shares Outstanding	11,928,210	11,811,540	11,890,013	11,800,372
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method (1)	—	—	—	267,791
Adjusted Average Shares	11,928,210	11,811,540	11,890,013	12,068,163

Diluted Earnings (Loss) per Share	$(1.35)	$(0.48)	$(1.75)	$11.53

(1)	No assumed restricted stock share issuances or option exercises were included in the computation of diluted EPS for the three and nine months ended June 30, 2011 and the three months ended June 30, 2010, because doing so would have an antidilutive effect on the computation of diluted earnings per share. Includes 223,380 shares of restricted stock and 44,411 options for the nine months ended June 30, 2010. Excludes 546,448 antidilutive securities for the three and nine months ended June 30, 2011 and 506,428 and 6,998 antidilutive securities for the three and nine months ended June 30, 2010.

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and nine months ended June 30, 2011 and 2010 were (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Pension Plans
Service Cost	$257	$291	$806	$873
Interest Cost	2,579	2,824	7,936	8,471
Expected Return on Plan Assets	(2,614)	(2,575)	(7,809)	(7,725)
Amortization of Prior Service Cost	9	34	44	103
Recognized Actuarial Loss	1,107	817	3,121	2,450
Curtailment Loss	—	—	169	—

Total Net Periodic Benefit Costs	$1,338	$1,391	$4,267	$4,172

Postretirement Benefits Other than Pension Plans
Service Cost	$4	$4	$12	$14
Interest Cost	96	113	300	339
Amortization of Prior Service Cost	(399)	(399)	(1,196)	(1,196)
Recognized Actuarial Loss	157	162	476	484

Total Net Periodic Benefit Costs (Income)	$(142)	$(120)	$(408)	$(359)

Pension plan contributions, which are based on regulatory requirements, were $9.4 million for the nine months ended June 30, 2011 and $8.2 million for the nine months ended June 30, 2010. Contributions during the remainder of fiscal 2011 are expected to be approximately $3.2 million. During the second quarter of fiscal 2011, a curtailment loss of $169 thousand was recognized for the Colonial Union Pension Plan due to a reduction in headcount associated with the contribution of the Gramercy refinery assets to LSR. Additionally during the second fiscal quarter, Accumulated Other Comprehensive Income increased $1.9 million as a result of the revaluation of the Colonial Union Pension Plan liability triggered by the curtailment.

9. OTHER INCOME (LOSS)

Other income (loss) included the following (in thousands of dollars):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Equity Earnings in investment in
Comercializadora Santos Imperial S. de R.L. de C.V.	$797	$430	$2,277	$1,299
Wholesome Sweeteners, Inc.	1,062	934	1,092	2,196
Louisiana Sugar Refining, LLC	(3,159)	—	(4,666)	—
Reduction of fair value of guarantee	—	—	700	—
Settlement of natural gas pricing litigation	—	—	—	761
Other	(95)	(14)	(217)	303

Total	$(1,395)	$1,350	$(814)	$4,559

The Company reports its share of earnings in these investees on the equity method. Equity earnings in Wholesome Sweeteners for the quarter ended December 31, 2010 included a $2.4 million adjustment to the carrying value of Imperial’s investment to reflect the increased value of Wholesome’s management incentive shares; such adjustments were not significant in prior periods. Absent this adjustment, Imperial’s 50% interest in Wholesome’s net income was $3.5 million for the nine months ended June 30, 2011. Summarized combined financial information for the Company’s equity method investees for the three and nine months ended June 30, 2011 and 2010 includes the following (in thousands of dollars):

	Three Months Ended June 30,
	Comercializadora Santos Imperial S. de R.L. de C.V.		Wholesome Sweeteners, Inc.		Louisiana Sugar Refining, LLC
	2011	2010	2011	2010	2011	2010
Net Sales	$96,704	$72,447	$28,932	$26,647	$164,042	$—
Gross Margin	$2,844	$2,160	$6,417	$6,115	$(6,101)	$—
Operating Income	$2,305	$1,140	$3,872	$3,395	$(8,547)	$—
Net Income	$1,592	$861	$2,306	$2,072	$(9,476)	$—

	Nine Months Ended June 30,
	Comercializadora Santos Imperial S. de R.L. de C.V.		Wholesome Sweeteners, Inc.		Louisiana Sugar Refining, LLC
	2011	2010	2011	2010	2011	2010
Net Sales	$269,581	$185,132	$85,984	$73,790	$167,253	$—
Gross Margin	$7,946	$5,575	$20,321	$16,799	$(9,847)	$—
Operating Income	$6,431	$3,641	$12,565	$8,876	$(15,254)	$—
Net Income	$4,553	$2,598	$7,553	$5,127	$(13,998)	$—

10. FAIR VALUE

The Company determines the fair value of natural gas and raw sugar futures contracts and marketable securities using quoted market prices for the individual securities. The following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of June 30, 2011 and September 30, 2010 (in thousands of dollars):

	June 30, 2011
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$3,072	—	—	$(3,072)	—
Natural Gas	35	—	—	(35)	—
Marketable Securities	194	—	—	—	$194
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	1,337	—	—	(1,337)	—
No. 11 World Sugar Futures Contracts	1	—	—	(1)	—
Natural Gas	32	—	—	(32)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	1,567	74	—	(1,641)	—
Natural Gas	4	—	—	(4)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	3	—	—	(3)	—
Natural Gas	1	—	—	(1)	—

	September 30, 2010
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$22,027	—	—	$(22,027)	—
No. 11 World Sugar Futures Contracts	333	—	—	(333)
Marketable Securities	198	—	—	—	$198
Current Liabilities:
No. 11 World Sugar Futures Contracts	194	—	—	(194)	—
Natural Gas	333	—	—	(333)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	25	—	—	(25)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	276	—	—	(276)	—

Fair value hierarchy levels are as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

•

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that are used to generate management’s best estimate of fair value.

The Company uses the market approach in determining the fair value of our Level 1 and Level 2 assets and liabilities. Valuation of Level 2 domestic sugar futures contracts is based on the pricing of the Intercontinental Exchange (ICE) Sugar No. 16 futures contract. The Company’s policy for determining when transfers between levels are recognized is to do so at the end of each reporting period. Due to increased activity of trading in certain No. 16 domestic sugar futures contracts, the Company transferred contracts with a June 30, 2011 fair value of $4.6 million from Level 2 to Level 1 during the three months ended June 30, 2011. There were no significant transfers between Level 1 and Level 2 for the nine months ended June 30, 2011 or the three and nine months ended June 30, 2010.

11. DERIVATIVE INSTRUMENTS

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

The majority of our industrial channel sales and a portion of our distributor channel sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts. Historically, substantially all of our purchases of domestic raw sugar and quota raw sugar imports are priced based on the ICE Sugar No. 16 futures contract. We use these futures contracts to price our physical domestic and quota raw sugar purchase commitments. Certain of these derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. To the extent that derivative instruments do not qualify for hedge accounting treatment, the Company records the effect of those instruments in current earnings. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the ICE Sugar No. 11 futures contract. We use these futures contracts to price our world raw purchase commitments, however, these derivative instruments are not designated as cash flow hedges. Additionally we receive short raw sugar futures contracts from certain raw sugar suppliers that are used as pricing mechanisms which are not designated as hedges. We have purchased domestic raw sugar futures contracts up to 17 months in advance of the physical purchase.

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

At June 30, 2011 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	3,167,360	—	—
Not Designated	(21,280)	22,400	790,000

All of our futures contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company has $6.3 million recorded on the balance sheet for cash held on deposit in margin accounts at June 30, 2011 for the futures positions above. At June 30, 2011 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the nine month period ended June 30, 2011, we did not engage in trading activity with derivatives.

The table below shows the location and amounts in the consolidated balance sheets for derivative instruments (in thousands):

As of June 30, 2011:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$13	$(13)	$—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	3,059	(3,059)	—
Natural Gas	Not Designated	35	(35)	—
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	1,337	(1,337)	—
No. 11 World Sugar Futures Contracts	Not Designated	1	(1)
Natural Gas	Not Designated	32	(32)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	1,641	(1,641)	—
Natural Gas	Not Designated	4	(4)
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	3	(3)	—
Natural Gas	Not Designated	1	(1)

As of September 30, 2010:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$22,027	$(22,027)	$—
No. 11 World Sugar Futures Contracts	Not Designated	333	(333)	—
Current Liabilities:
No. 11 World Sugar Futures Contracts	Not Designated	194	(194)
Natural Gas	Cash Flow	260	(260)	—
Natural Gas	Not Designated	73	(73)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	25	(25)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	276	(276)	—

The impact of futures contracts on the consolidated income statement for fiscal 2011 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended June 30, 2011			Nine Months Ended June 30, 2011
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$(4,262)	$—	$—	$(6,510)	$—	$594
Cash Flow	Accumulated other comprehensive loss	1,532	—	—	(12,716)	—	47
Not Designated	Cost of Sales (credit)	(72)	(291)	(16)	(1,967)	(4,681)	3

(1)	Amounts were reclassified from accumulated other comprehensive income.

The impact of futures contracts on the consolidated income statement for fiscal 2010 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended June 30, 2010			Nine Months Ended June 30, 2010
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$—	$—	$601	$—	$—	$1,126
Cash Flow	Accumulated other comprehensive loss	—	—	(244)	—	—	1,604
Not Designated	Cost of Sales (credit)	(9,723)	72	36	(21,519)	8,636	244

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $4.6 million of gains on cash flow hedges for domestic raw sugar are expected to be reclassified to earnings over the next twelve months.

12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income for the nine months ended June 30, 2011 are as follows (in thousands of dollars):

	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Pension and Other Post Retirement Medical Benefits	Foreign Currency Translation Adjustments and Other	Total
Balance September 30, 2010	$(241)	$(75,075)	$46	$(75,270)
Change in Derivative Fair Value (Net of Tax of $4,571)	8,097			8,097
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Net of Tax of $2,135)	(3,781)			(3,781)
Change in Pension Liability (Net of Tax of $1,090)		1,930		1,930
Foreign Currency Translation Adjustment (Net of Tax of $121)			215	215

Balance June 30, 2011	$4,075	$(73,145)	$261	$(68,809)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 1, 2011, we contributed the equipment and personal property of our Gramercy refinery (other than our small packaging assets) to Louisiana Sugar Refining, LLC (“LSR”), a one-third owned joint venture in accordance with the terms of our joint venture agreement. We continue to operate the small bag packaging facility in Gramercy and have agreed to purchase 3.5 million cwt of refined bulk sugar annually from LSR under a long term supply agreement with market-based pricing provisions. Sales derived from the existing Gramercy refinery will be lower in future periods as a result of this contribution, as only sales from the small bag packaging operations will be consolidated in our results. Sales of sugar in bulk and large bags produced at the Gramercy refinery for the three months ended December 31, 2010 totaled 1.2 million cwt or $50.1 million. These sales contributed gross margin, with derivative activity adjusted to reflect hedge accounting, of approximately $0.2 million.

Results of Operations

Three and Nine Months Ended June 30, 2011 compared to Three and Nine Months Ended June 30, 2010

Results for the third fiscal quarter ended June 30, 2011 were significantly impacted by rising raw sugar costs in a period of more modest sales price increases, negatively impacting margins. Raw sugar purchased during the quarter was primarily priced against the March and May #16 raw sugar futures contract which peaked at near $40 per cwt prior to their expiration. Competitive pressures from Mexican and domestic sugar sources limited the ability to pass on higher raw sugar costs in the form of sales price increases, particularly in the spot grocery and distributor channels.

In June 2011, the USDA reported a 6% increase in sugar beet acreage planted for this fall’s harvest, which together with continued high levels of refined sugar imports from Mexico, have sustained competitive sales pressure, limiting our ability to raise sales prices thus far in the fourth fiscal quarter.

For the three months ended June 30, 2011, we reported a net loss of $16.1 million or $1.35 per diluted share, compared to a net loss of $5.7 million or $0.48 per diluted share during the third fiscal quarter of the prior year. For the nine months ended June 30, 2011, we reported a net loss of $20.8 million or $1.75 per diluted share, compared to net income of $139.2 million or $11.53 per diluted share for the same period last year. The recognition of insurance and derivative gains and losses had a significant impact on our reported earnings for the comparative periods. In December 2009, the Company settled the property insurance claim relating to the Port Wentworth accident and recorded pretax gains totaling $278.5 million ($178.2 million after tax) in the quarter. Raw sugar derivatives in prior years did not qualify for deferral hedge accounting resulting in current recognition of gains and losses during a period of significant raw sugar futures market volatility. We discuss these and other factors in more detail below.

Sugar sales comprised approximately 97% of our net sales in the fiscal 2011 periods and 98% of net sales in the fiscal 2010 periods. Sugar sales volumes and prices were:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2011		2010		2011		2010
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:

Industrial	2,064	$44.55	3,498	$36.05	6,547	$42.00	8,952	$34.53
Consumer	1,388	51.12	1,300	45.72	4,529	49.57	3,669	45.51
Distributor	528	51.54	1,394	42.02	1,780	48.70	3,144	40.61

Domestic Sales	3,980	47.77	6,192	39.42	12,856	45.59	15,765	38.30
World Sales	15	44.36	369	32.67	335	36.39	761	33.93

Sugar Sales	3,995	$47.75	6,561	$39.04	13,192	$45.36	16,526	$38.10

Net sales decreased 24.5% for the three months and 4.2% for the nine months ended June 30, 2011, compared to the same periods in the prior year. Domestic sugar volumes decreased 35.7% for the quarter primarily due to the reduction in volumes from the Gramercy refinery after the contribution of the facility to LSR. Domestic sugar volumes decreased 18.5% for the nine months ended June 2011 primarily due to the contribution of the Gramercy facility to LSR, offset in part by higher production at the Port Wentworth refinery. Domestic sales prices increased 21.2% for the quarter and 19.0% for the current nine month period. Refined sugar prices have risen to levels much higher than historical norms due to tighter domestic supply conditions, as well as higher raw sugar prices which placed upward pressure on refined prices.

The majority of industrial channel sales and a portion of distributor channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, realized sales prices tend to lag market trends. We seek to mitigate the price risk in these forward sales agreements with our raw sugar hedging activities.

For the three months ended June 30, 2011, gross margin as a percentage of sales decreased to a negative 6.1% compared to a positive 0.7% gross margin in the prior year quarter. On a hedge accounting basis excluding the effects of LIFO inventory liquidations, gross margin for the current quarter was a negative 7.3%, compared to a positive 7.9% for the immediately preceding second fiscal quarter and a negative 6.3% in the third quarter of fiscal 2010. The decrease in gross margin percentage is primarily due to increases in raw sugar costs which exceeded sales price increases thereby compressing margins. The domestic sales price increases of 2.9% on a consecutive quarter basis and 21.2% versus the same quarter of the prior year compare to increases in raw sugar purchases (on a raw market basis) of 12.4% and 33.5% respectively. Our ability to increase prices during the third quarter was limited by competition from both domestic and Mexican sources of supply. Mexican imports of refined sugar have increased significantly this year, as high fructose corn syrup imported from the U.S. has displaced refined sugar consumption in Mexico, resulting in a surplus of refined sugar in Mexico. Additionally, in June the Mexican government announced the allowance for 150,000 tons of imported sugar into Mexico from the world market, to compensate for the over shipment of refined sugar to the U.S.

Gross margin on a hedge accounting basis excluding the effects of LIFO inventory liquidations for the nine months ended June 30, 2011 was a positive 0.2%, compared to a negative 2.0% for the same period of fiscal 2010 as the sales price increases more than offset the increased raw sugar cost for the periods.

Reconciliation of Gross Margin on a Hedge Accounting Basis excluding LIFO liquidations:

	Quarter Ended			Nine Months Ended
(In millions of Dollars)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Gross margin as reported	$(12.1)	$10.3	$1.9	$(5.5)	$(26.5)
Derivative gains recognized in the period which intended to hedge raw sugar purchases in future periods	—	—	(10.7)	—	(4.8)
Derivative gains (losses) recognized in prior periods intended to hedge raw sugar purchases in the current period	2.0	19.1	(2.5)	30.8	23.3
Impact of LIFO liquidation	(4.3)	(14.3)	(5.0)	(24.2)	(4.9)

Gross margin on a hedge accounting basis excluding the impact of LIFO liquidations	$(14.4)	$15.1	$(16.3)	$1.1	$(12.9)

Gross margin on a hedge accounting basis excluding the impact of LIFO liquidations as a percent of sales	-7.3%	7.9%	-6.3%	0.2%	-2.0%

Tight supply conditions in the world raw sugar market have driven up world raw sugar prices. Rising world raw sugar prices together with restrictions on imports imposed by the 2008 Farm Bill pushed domestic raw sugar prices to their highest levels in 30 years.

Domestic Raw Sugar Costs

	Three Months Ended June 30,				Nine Months Ended June 30,
	2011		2010		2011		2010
	Volume	Raw Market Basis	Volume	Raw Market Basis	Volume	Raw Market Basis	Volume	Raw Market Basis
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Raw sugar purchased	2,950	$38.08	5,469	$28.52	9,376	$33.49	14,923	$28.10

Raw sugar sold from beginning LIFO inventory	249	20.86	699	21.35	1,983	21.26	722	21.32

Cost of raw sugar before derivative activity	3,199	36.74	6,168	27.71	11,359	31.36	15,645	27.79

Derivative gains recognized in the period intended to hedge future purchases		—		(1.63)		—		(0.29)

Cost of raw sugar as reported in Cost of Sales	3,199	36.74	6,168	26.08	11,359	31.36	15,645	27.50

Our cost of domestic raw cane sugar increased to $38.08 per cwt (on a raw market basis) for the current year quarter as compared to $28.52 per cwt for the quarter ended June 30, 2010. Raw sugar costs for the nine months ended June 30, 2011 were $33.49 per cwt (on a raw market basis) compared to $28.10 per cwt for the nine months ended June 30, 2010. Raw sugar purchased during the quarter was primarily priced against the March and May #16 raw sugar futures contract which peaked at near $40 per cwt prior to their expiration. The USDA announced an increase in the raw sugar quota in early April 2011, after expiration of the May futures contract. The raw sugar futures market prices declined temporarily following the quota announcement, but concerns over available inventory in quota holding countries and increases in the world raw sugar market have resulted in prices in the raw sugar futures market rallying back to pre-announcement levels. We have purchased or priced substantially all of our raw sugar requirements for the fourth quarter of fiscal 2011 at prices similar to third quarter levels.

Sugar inventory quantities at June 30, 2011 declined below the September 30, 2010 level primarily as a result of the contribution of the Gramercy refinery to LSR, resulting in the liquidation of beginning LIFO inventory layers with a cost approximately $24 million below the cost of current purchases for the nine months ended June 30, 2011.

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

The prior year’s cost of sales included $10.7 million of gains for the quarter ended June 30, 2010 and $4.8 million of gains for the nine months ended June 30, 2010 recognized on raw sugar derivatives which were intended to hedge raw sugar purchases in subsequent periods. Additionally, both the current and prior year’s quarter raw sugar costs were impacted by the non-deferral of derivative gains and losses arising in prior periods. As a result of the foregoing, had the Company applied hedge accounting in prior periods, raw sugar costs would have been $13.2 million higher in the third fiscal quarter of 2010 and $18.5 million lower in the nine months ended June 30, 2010 respectively. Similarly, had hedge accounting been applied in prior periods, raw sugar costs would have been $2.0 million lower for the third fiscal quarter of 2011 and $30.8 million lower for nine months ended June 30, 2011, respectively.

Manufacturing costs per cwt in Port Wentworth for the quarter were generally flat with the prior year quarter. Port Wentworth’s manufacturing costs per cwt improved for the current nine month period compared to last year as the increased average daily melt improved fixed cost absorption. Sugar yields also improved and gross margin increased by 0.1% for the quarter ended June 30, 2011 and 1.1% for the nine months ended June 30, 2011 largely as a result of these lower costs and improved yields. Final inspections of the newly constructed bulk sugar silos at the Port Wentworth refinery revealed construction deficiencies by the contractor which required taking the silos offline for repairs at the end of November 2010. Although the silo repairs were completed in mid-January, the silos were not placed back in service until the first week of April 2011 in an effort to minimize the impact on servicing customers’ needs. The refinery ran at reduced production rates during this period from December 2010 through March 2011. The Port Wentworth refinery’s progress toward full production rates during the third fiscal quarter was hampered by mechanical reliability, including significant interruptions in the steam boilers providing power to the plant.

Average daily melt rates and production days since the restart of the refinery in fiscal 2009, and for the two fiscal years prior to the accident were as follows:

Quarterly Period	Average Daily Melt (millions of pounds)	Number of Production Days in Quarter

Average quarter fiscal 2006	5.9	73
Average quarter fiscal 2007	5.9	65

Third quarter fiscal 2009	0.5	14
Fourth quarter fiscal 2009	1.4	85
First quarter fiscal 2010	3.2	81
Second quarter fiscal 2010	3.9	82
Third quarter fiscal 2010	4.7	82
Fourth quarter fiscal 2010	4.4	86
First quarter fiscal 2011	4.7	77
Second quarter fiscal 2011	4.2	89
Third quarter fiscal 2011	4.5	78

The LSR refinery was restarted in early February 2011 and began delivering refined sugar in mid-February, limiting our packaging activity during the quarter ended March 31, 2011. Gramercy’s packaging costs for the current quarter ended June 30, 2011 improved significantly as volumes increased 120% compared to the prior quarter. The additional volumes improved fixed cost absorption but costs in the current quarter remained higher than the quarter ended June 30, 2010 and as a result gross margin was reduced by 0.5% for the quarter ended June 30, 2011. Unit manufacturing costs included in our first fiscal quarter were higher than the prior year as the final quarter of refining operations in Gramercy prior to the LSR contribution was challenging with reduced yields, higher energy and environmental costs as well as a lower average daily melt. Gross margin percentage was negatively impacted by 1.7% for the nine months ended June 2011 as a result of these higher Gramercy costs.

Energy costs were lower than the prior year for the quarter and the nine months as lower natural gas prices were partially offset by higher coal cost. The table below shows our energy cost by source with the natural gas cost shown on a NYMEX basis after applying gains and losses from hedging activity.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2011		2010		2011		2010
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)
Natural Gas	567	$4.33	1,012	$4.80	2,028	$4.31	3,342	$4.99
Coal	162	5.29	213	3.92	667	5.15	275	4.00

Total	728	$4.54	1,225	$4.65	2,695	$4.52	3,618	$4.91

Transportation costs for quarter and the nine months increased compared to the same prior year periods primarily due to higher costs to service retail customers as a result of the delayed restart of the Gramercy packaging operations, higher fuel costs and higher rail fleet costs. As a result of these factors, gross margin declined 1.4% for the quarter and 1.0% for the nine months ended June 30, 2011.

Selling, general and administrative costs in the third quarter decreased $0.8 million from the prior year third quarter primarily due to $1.4 million of lower compensation costs, partially offset by $0.8 million of higher legal and professional costs. Selling, general and administrative costs for the nine months ended June 30, 2011 declined $8.5 million from the same period last year, primarily due to $3.7 million of workers compensation costs in last year’s second quarter for a loss based assessment under the state of Georgia’s Subsequent Injury Trust Fund, $2.0 million of lower legal costs principally related to the February 2008 Port Wentworth accident and $2.1 million of lower employee compensation costs.

The Company settled the Port Wentworth property and business interruption insurance claim in December 2009 for $345.0 million resulting in pretax gains of $278.5 million. Details of the settlement of the insurance claim are provided in Note 2 to the Consolidated Financial Statements.

Other income, which includes equity investment earnings, declined in the current quarter, primarily the result of negative operating results in the LSR venture’s operations. Other income for the nine months June 30, 2011 was lower than the prior period primarily due to LSR results as well as a reduction in the carrying value of our equity based investment in Wholesome Sweeteners, reflecting an increase in the value of Wholesome’s management equity incentive shares.

We have estimated a combined federal and state income tax rate of 38.0% for the nine months ended June 30, 2011 which increased from 35.8% in the same period last year due primarily to the relative impact of permanent differences.

Liquidity and Capital Resources

On May 20, 2011, the Company entered into the Second Amended and Restated Loan and Security Agreement with certain financial institutions as lenders and Bank of America, N.A. as agent (the “Credit Agreement”). The Credit Agreement provides for a $140 million revolving credit facility maturing December 31, 2015, to refinance and replace the Company’s previous credit facility and will be used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. At June 30, 2011, the Company had $78.8 million of outstanding borrowings under the Credit Agreement and had the capacity under the borrowing base formula to borrow an additional $53.5 million, after deducting outstanding letters of credit totaling $6.1 million.

The Credit Agreement has no financial covenants unless availability (defined as the borrowing base, less actual borrowings and letters of credit) is less than $20 million at any time or less than $25 million for a period of five consecutive business days. Should such minimum availability not be maintained, a minimum of $20 million of EBITDA (defined in the Credit Agreement as earnings before interest, taxes, depreciation and amortization, on a hedge accounting basis) for the trailing four quarter period would be required until availability has been greater than $30 million for three consecutive months. Had this financial covenant applied as of June 30, 2011, EBITDA for the trailing four quarter period would have been a negative $9.8 million. As a result of the Company’s future cash needs, including for capital expenditures, pension contributions and margin requirements of the commodity futures program, as well as the need to fund possible future operating losses in the event current margin pressures continue, the Company’s borrowing availability in the fourth quarter and beyond may be reduced to levels that would trigger the applicability of the financial covenants and other restrictions under the Credit Agreement. In such an event, it is possible that the Company will not be in compliance with such covenants and will need to seek a waiver from its lenders in order to avoid an event of default under the Credit Agreement.

Advances under the new facility are subject to a borrowing base which specifies advance rates against eligible receivables and inventory, as well as up to $40 million allowable advances against property, plant and equipment. The facility is secured by the cash and cash equivalents, accounts receivable, inventory, substantially all property, plant and equipment and certain investments of the Company and its domestic subsidiaries. All domestic subsidiaries of the Company are borrowers or guarantors under the new facility. Interest rates under the Credit Agreement are LIBOR plus a margin that varies (with availability as defined) from 2.00% to 2.75%, or the base rate (Bank of America prime rate) plus a margin of 0.75% to 1.50%. Although the final maturity of the new facility is December 31, 2015, the Company will classify debt under the facility as current, as the agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to the Company’s cash receipts.

The Credit Agreement contains covenants limiting the Company’s ability to, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	make investments;

•	change its fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

The Credit Agreement limits the Company’s ability to pay dividends or repurchase stock if availability, after adjustment on a pro forma basis for such transaction, is less than $30 million.

The Credit Agreement also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

Our capital expenditures for the quarter and nine months ended June 30, 2011 were $3.3 million and $20.1 million, respectively, and included amounts to make improvements to the Gramercy facility prior to the January 1, 2011 contribution to LSR. Capital expenditures in fiscal 2011 are expected to total approximately $25 million, related primarily to safety improvements and normal equipment replacement.

The Company is reviewing potential operating and capital improvements in the utilities, raw sugar melt and water management areas of the Port Wentworth refinery, to improve operating performance. Additionally, in connection with the consent order entered into with the State of Georgia Department of Natural Resources, we are obligated to undertake an engineering study and complete improvements at the refinery to maintain compliance with storm and cooling water discharge permits by 2014. While the impact of these capital requirements cannot be estimated at this time, the Company expects capital expenditure levels to remain above historical replacement capital levels for the next several years.

The Company allowed its option to acquire the remaining 50% equity interest in Wholesome Sweeteners to expire on May 31, 2011. The Company and its partner are exploring strategic alternatives for the joint venture including the potential sale of the business. Under the Wholesome joint venture agreement, either partner can cause the joint venture company to be sold to a third party if certain conditions specified in the agreement are met. There can be no assurance that any transaction involving Wholesome will occur.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2010, except for the accounting for derivative instruments. The Company uses raw sugar futures contracts to hedge commodity price risk in forecasted raw sugar purchases. In order to apply hedge accounting to the gains and losses arising from the change in fair value of these derivative instruments, the Company must be able to reasonably estimate the amount and timing of future raw sugar purchases. Commencing with the quarter ended December 31, 2010, the Company applied hedge accounting to the change in fair value of raw sugar derivatives, deferring $12.9 million of gains in Other Comprehensive Income.

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

The information in the table below presents our domestic raw sugar futures positions outstanding as of June 30, 2011.

	Expected Maturity Fiscal 2011	Expected Maturity Fiscal 2012	Expected Maturity Fiscal 2013
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	315,000	2,781,000	50,000
Weighted Average Contract Price (per cwt)	$37.59	$34.59	$33.28
Contract Amount	$11,831,000	$96,180,000	$1,677,000
Weighted Average Fair Value (per cwt)	$35.38	$36.02	$34,.75
Fair Value	$11,135,000	$100,175,000	$1,751,000

Expected Maturity Fiscal 2012
World Futures Contracts (net long positions):
Contract Volumes (cwt)	22,000
Weighted Average Contract Price (per cwt)	$25.74
Contract Amount	$577,000
Weighted Average Fair Value (per cwt)	$25.71
Fair Value	$576,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At June 30, 2010, our domestic futures position was a net long position of 3,623,000 cwt at an average contract price of $27.94 and an average fair value price of $29.61. Our world futures position at June 30, 2010 was a net long position of 171,000 cwt at an average contract price of $17.33 and an average fair value price of $16.20.

The information in the table below presents our natural gas futures positions outstanding as of June 30, 2011.

	Expected Maturity Fiscal 2011	Expected Maturity Fiscal 2012
Futures Contracts (long positions):
Contract Volumes (mmbtu)	220,000	570,000
Weighted Average Contract Price (per mmbtu)	$4.47	$4.65
Contract Amount	$983,000	$2,650,000
Weighted Average Fair Value (per mmbtu)	$4.38	$4.69
Fair Value	$964,000	$2,674,000

At June 30, 2010, our natural gas futures position was a long position of 640,000 mmbtu with an average contract price of $5.62 and an average fair value price of $4.77.

At June 30, 2011 and 2010, we had no interest rate derivatives which were sensitive to interest rate changes.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange

Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a number of claims, including sixteen remaining lawsuits brought on behalf of eleven employees or their families and five third parties or their families, for injuries and losses suffered as a result of the 2008 Port Wentworth refinery industrial accident. Fifteen of the lawsuits are pending in the State Court of Chatham County, Georgia, and one lawsuit is pending in the Superior Court of Chatham County, Georgia. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. The Company previously settled thirty-two lawsuits related to the accident. The State Court of Chatham County, Georgia has scheduled three of the remaining lawsuits for trial on October 10, 2011, but has not determined which of these cases will be tried on that date.

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

In August 2010, the Company filed suit in the District Court of Fort Bend County, Texas, against one of its general liability excess insurers, XL Insurance Company America, Inc. (“XL”). XL issued a $25 million policy of insurance (a portion of the $100 million coverage described above) that provides coverage for lawsuits filed as a result of the Port Wentworth refinery industrial accident. XL, which has not denied coverage for payments for settlements or judgments, asserts that its policy does not include coverage of defense costs in litigation. The Company’s lawsuit seeks a declaration that pursuant to the insurance policy it issued to the Company, XL is required to pay the Company’s costs of defense in lawsuits filed by claimants for injuries and losses suffered as a result of the Port Wentworth refinery accident. In October 2011, XL removed the lawsuit to the United States District Court for the Southern District of Texas. In July 2011, the Company and XL entered into a settlement of the litigation which included XL’s agreement to pay a portion of the Company’s defense costs until the limit of the XL insurance policy is exhausted, if ever. American Guaranty & Liability Insurance Company (“American Guaranty”) and St. Paul Fire & Marine Insurance Company (“St. Paul”) each issued insurance policies for a 50% participating share in a $50 million layer of excess liability insurance coverage (a portion of the $100 million coverage described above) that provide coverage for lawsuits filed as a result of the Port Wentworth refinery industrial accident. American Guaranty and St. Paul have issued reservation of rights, and separately, while American Guaranty and St. Paul have not denied coverage for payments for settlements or judgments, they have denied coverage of defense costs in litigation. The Company has notified American Guaranty and St. Paul that it believes the policies do provide coverage for defense costs.

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

In September 2010, the State of Georgia Department of Natural Resources Environmental Protection Division (“EPD”) issued a notice of violation to the Company in connection with discharges of excess quantities of sugar under the Company’s Clean Water Act discharge permits for storm water and cooling water at its Port Wentworth, Georgia refinery. In June 2011, the Company agreed to a consent order with EPD to settle the notice of violation. Without admitting liability, the Company agreed to pay a fine of $80,000, make certain housekeeping and process improvements within 30 days and make improvements to the Port Wentworth facility by December 31, 2011. The Company also agreed to complete an engineering study of the Port Wentworth refinery by December 31, 2012. The purpose of the study is to evaluate and compare the ability of various potential facility improvements to maintain compliance with applicable storm water and cooling water discharge permits. The recommendations made by the study are required to be implemented by June 30, 2014. Expenditures may be required for this implementation, although the amount and timing of any expenditure cannot currently be estimated.

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

In November 2010, the Company filed suit in the Fort Bend County, Texas District Court against Hills Fuel Company (“Hills”), its supplier of coal, for breach of contract. Hills failed to make deliveries due under the contract and the Company has been sourcing its supply of coal at prices higher than stipulated under the contract. Hills filed an answer in January 2011 denying the allegations in the complaint and, in April 2011, Hills filed a counterclaim alleging that the Company breached the supply contract in not taking coal for a prolonged period of time and claiming $1.5 million in lost profits. The lawsuit is in the discovery phase and the Company is unable to predict the ultimate outcome of this matter.

In March 2011, the Company filed suit in the United States District Court for the Southern District of Texas against Southern Systems, Inc. (“SSI”), the contractor who constructed the conditioning silos at the Company’s Port Wentworth refinery, for breach of contract. The lawsuit seeks damages for deficiencies in construction of the conditioning silos. In June 2011, SSI filed a counterclaim against the Company for $3.5 million for work it allegedly performed and was not paid. The Company is unable to predict the ultimate outcome of this matter.

In May 2011, the Company joined seven cane and beet sugar producers and two sugar industry trade associations as plaintiffs in a lawsuit filed against six producers of high fructose corn syrup and the Corn Refiners Association (collectively, the “HFCS Defendants”) in the United States District Court for the Central District of California regarding advertising and marketing of high fructose corn syrup. The lawsuit alleges violations of the federal Lanham Act and state law by the HFCS Defendants in marketing and advertising high fructose corn syrup as a natural product equivalent to cane and beet sugar. The lawsuit seeks money damages and injunctive relief. In July 2011, the HFCS Defendants filed a motion to dismiss the amended complaint and a motion to strike the state law claim which are pending before the court.

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

Item 6.	Exhibits

(a) Exhibits

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended June 30, 2011; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: August 4, 2011	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended June 30, 2011; and (v) Notes to the Consolidated Financial Statements.