Form 10-K
period 2011-09-30
IMPERIAL SUGAR CO /NEW/
filed 2012-01-06
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2011

Commission File No. 000-16674

IMPERIAL SUGAR COMPANY

(Exact name of registrant as specified in its charter)

Texas	74-0704500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8016 Highway 90-A, P.O. Box 9, Sugar Land, Texas 77487-0009

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (281) 491-9181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value Rights to Purchase Preferred Stock	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2011, the last business day of registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ Stock Market LLC on that date, was approximately $156 million.

There were 12,219,036 shares of the registrant’s common stock outstanding on January 4, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for registrant’s 2012 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements regarding future market prices and margins, our liquidity and ability to finance our operations and capital investment programs, future expenses and liabilities arising from the Port Wentworth refinery incident, future costs and liabilities arising from the Louisiana Sugar Refining LLC venture, future import and export levels, future government and legislative action, future environmental regulatory and compliance costs, future operating results, future availability and cost of raw sugar, operating efficiencies, results of future investments and initiatives, future asset sales, future cost savings, future product innovations, future energy costs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-K are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, unforeseen engineering and equipment delays, our ability to obtain financing and the terms of any such financing, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I

ITEM 1. Business

Overview

Imperial Sugar Company was incorporated in 1924 and is the successor to a cane sugar plantation and milling operation founded in Sugar Land, Texas in the early 1800s that began producing granulated sugar in 1843. Imperial Sugar Company (which together with its subsidiaries is referred to herein as the “Company”, “we”, “us”, “our” and “ours”) is one of the largest processors and marketers of refined sugar in the North American Free Trade Agreement, or NAFTA, region. We refine, package and distribute cane sugar at a refinery and packaging facility in Georgia and a packaging facility located in Louisiana. For the year ended September 30, 2011, we sold approximately 18 million hundredweight, or cwt, of refined sugar. Additionally, through joint venture operations, we market sugar and other sweeteners in the NAFTA region.

We offer a broad product line and sell to a wide range of customers directly and indirectly through wholesalers and distributors. Our customers include retailers, restaurant chains, distributors and industrial customers, principally food manufacturers. Our products include granulated, powdered, liquid and brown sugars, co-crystallized sweeteners and syrups marketed in a variety of packaging options (6 oz shakers to 50-pound bags and in bulk) under various brands (Dixie Crystals®, Imperial® , Savannah Gold® , NatureWise® and Holly®) or private labels. In addition, we market organic and fair trade sweeteners and sugar/stevia sweetener blends through joint ventures.

The Company experienced an industrial accident in February 2008, at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprised approximately 60% of our capacity at that time, was suspended after the accident until we commenced production in the summer of 2009.

In December 2011, we sold our one-third interest in a joint venture established to construct and operate a new refinery at our former Gramercy, Louisiana site, to our partners in the joint venture. Under the terms of the joint venture agreement, in January 2011 we contributed our Louisiana refinery to the joint venture, which constructed a new cane sugar refinery adjacent to the existing refinery. Please read “—Joint Venture Operations”.

Overview of the Domestic Sugar Industry

Refined sugar can be produced by either processing sugar beets or refining raw sugar produced from sugar cane. The profitability of cane and beet sugar operations is affected by government programs designed to support the price of domestic crops of sugar cane and sugar beets. Approximately 70% of domestic sugar demand is supplied by domestic crops, with the balance provided by Mexican imports under NAFTA, and foreign imports under a U.S. quota program.

Cane Sugar Production Process

Sugar cane is grown in tropical and semitropical climates throughout the world as well as domestically in Florida, Louisiana, Texas and Hawaii. Sugar cane is processed into raw sugar by raw cane mills promptly after harvest. Raw sugar is approximately 98% sucrose and may be stored for long periods and transported over long distances without affecting its quality. Raw and refined sugar imports from countries other than Mexico are limited by United States government programs.

Cane sugar refineries like the one we operate purify raw sugar to produce refined sugar. Operating results of cane sugar refineries are driven primarily by the spread between raw sugar and refined sugar prices and by the conversion and other costs of the refining process.

Government Regulation

Federal government programs have existed to support the price of domestic crops of sugar beets and sugar cane almost continually since 1934. The regulatory framework that affects the domestic sugar industry includes the Food Conservation and Energy Act of 2008, known as the 2008 Farm Bill. The 2008 Farm Bill provides for loans on sugar inventories to first processors (i.e., raw cane sugar mills and beet processors), implements a tariff rate quota that limits the amount of raw and refined sugar that can be imported duty free into the United States, and imposes marketing allotments on sugar beet processors and domestic raw cane sugar producers except under certain circumstances. NAFTA provides that sugar can be imported from or exported to Mexico duty free after January 1, 2008. Please read “—Sugar Legislation and Other Market Factors.”

Domestic Supply and Demand

Domestic demand for refined sugar has increased at a compound annual growth rate of 1.8% during the past five years. Demand for refined sugar has historically been consistent with population growth and is influenced by consumer preferences for sugar versus alternative sweeteners and dietary trends.

Domestic sugar supplies are most significantly influenced by the size of the domestic sugar beet crop, USDA import quotas and, in recent years, the availability of Mexican sugar for import under NAFTA. Based on data published by the U.S. Department of Agriculture, or USDA, beet sugar production for the past five years has ranged from 39.7% to 49.4% of domestic demand, and is forecasted for crop year 2011/2012 to be 39.6%. Mexican imports during the same five-year period have ranged from 1.5% to 15.1% of U.S. demand, and are estimated by the USDA to be 13.9% in crop year 2011/2012. Current USDA supply and demand estimates forecast a continued tight U.S. sugar supply in crop year 2011/2012, with ending stocks-to-use ratio (the ratio of domestic sugar inventories to domestic demand) declining from 12.7% at September 30, 2011 to 10.3% at September 30, 2012.

Domestic Refined Sugar Prices

Large sugar beet crops have historically led to relatively low refined sugar prices and small crops have led to relatively high refined sugar prices. Recently, the availability of Mexican sugar for import under NAFTA has also influenced supplies and prices in the U.S. A tightening U.S. supply/demand balance as reflected in USDA projections, as well as higher domestic raw sugar costs attributable to domestic as well as world market factors, have resulted in rising domestic prices. We cannot predict the duration of any pricing trend or the effect a sustained trend may have on the sugar industry. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Raw Sugar Availability and Prices

Raw sugar is produced domestically or imported from Mexico or other origins under limitations imposed in the 2008 Farm Bill, subject to minimum levels established in trade treaties. The price and availability of raw sugar to U.S. refiners is dependent on the size of the domestic sugar cane crop and the level of imports. Domestic raw sugar prices increased during the past two and a half years to their highest levels in 30 years in part as the result of a shortage in the world raw sugar market and USDA management of the sugar supplies under the 2008 Farm Bill. We cannot predict the duration of any pricing trend or the effect a sustained trend may have on the sugar industry.

Our Products and Customers

Imperial Sugar is one of the largest processors and marketers of refined sugar in the United States. Refined sugar is our principal product line and accounted for approximately 97% of our consolidated net sales for the year ended September 30, 2011. We produce refined sugar from raw cane sugar and market our sugar products to retailers, distributors and industrial food manufacturers directly through our sales force and indirectly through wholesalers and independent brokers. No customer accounted for more than 10% of our net sales in fiscal 2011.

We maintain sales offices at our headquarters in Sugar Land, Texas, in Port Wentworth, Georgia and at regional locations across the United States. Sales are accomplished through a variety of methods, including direct negotiation, publishing price lists, competitive bidding processes and trade promotions. We consider our marketing and promotional activities important to our overall sales effort, and we advertise our brand names in print media, radio, internet websites and social media. We also distribute various promotional materials, including discount coupons and recipes.

We develop new, innovative value-added products for our customers and consumers. In the retail channel we have introduced new packaging such as stand-up pouches, shakers and pre-measured brown sugar. We have added natural high intensity sweeteners such as sucrose blended with stevia and monk fruit to our portfolio of products. Additionally, we are developing non-traditional sucrose containing products such as polyurethane foam.

Retail Sales—We produce and sell granulated white, brown and powdered sugar to retailers and distributors in packages ranging from 6 oz. shakers to 50-pound bags. Retail packages are marketed under the trade names:

•	Dixie Crystals®

•	Imperial®

•	Holly®

Retail packages are also sold under retailers’ private labels, generally at prices lower than those for branded sugar. Core geographies for our branded sugar and private label products include the Southeast and Southwest United States. Our primary business strategy is to capitalize on our well-known brands and expand brand penetration through product and packaging innovation. Sales of refined sugar products to retail customers accounted for approximately 37% of our refined sugar sales revenue in fiscal 2011. Sales made to retail customers in the year ended September 30, 2011, were approximately 32% branded and 68% private label.

Industrial Sales—We produce and sell refined sugar, molasses and other ingredients to industrial customers, principally food manufacturers, in bulk, packaged or liquid form. Food manufacturers purchase sugar for use in the preparation of confections, baked products, frozen desserts, cereal, dairy products, canned goods, beverages and various other food products. Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts with terms of up to one year (and occasionally longer). Industrial sales historically provide lower margins than retail and distributor sales. For the year ended September 30, 2011, our sales of refined sugar products to industrial customers accounted for approximately 47% of our refined sugar sales revenue.

Distributor Sales—We sell a variety of sugar products (including granulated, powdered and brown sugar) in package sizes ranging from one-pound packages to 50-pound bags to foodservice and industrial distributors who in turn sell those products to manufacturers, restaurants and institutional foodservice establishments. For the year ended September 30, 2011, our sales of refined sugar products to distributors accounted for approximately 16% of our refined sugar sales revenue. Under the terms of a non-compete agreement negotiated in connection with the sale of a business, we agreed not to sell individual servings of sugar and certain non-sugar products for a period of time ending in December 2012, in exchange for an agreed upon volume purchase requirement of the Company’s refined sugar from the other party. The agreement allows the Company to begin selling individual servings of sugar and certain non-sugar products upon certain notice requirements and an agreed reduction in the customer’s purchase obligation.

Joint Venture Operations

Wholesome Sweeteners—We have a 50% percent equity interest in Wholesome Sweeteners, Inc., a company with approximately $117 million of sales in the most recent fiscal year of organic, fair trade and other natural sweeteners in the U.S. and Canada. Wholesome’s product portfolio includes organic cane sugar, agave syrup, honey, stevia and other specialty sweeteners. Sustained growth has been achieved through the regular introduction of new products and the expanded interest in organic and natural food by North American consumers. Wholesome’s management believes that it has the largest share of the organic sweetener business in the U.S. and Canada. We report our share of Wholesome’s earnings on the equity method of accounting. We are currently exploring with our partner the possible sale to a third party or other strategic alternatives for our Wholesome investment.

Comercializadora Santos Imperial—In conjunction with the opening of U.S./Mexican sugar trade under NAFTA, we formed a 50/50 joint venture with Ingenios Santos, S.A. de C.V., or Santos, that markets sugar products in Mexico and the U.S. under the name Comercializadora Santos Imperial S. de R.L. de C.V., or CSI. Santos owns and operates five sugar mills that produce refined sugar and estandar, a less refined sugar traditionally sold in Mexico. The agreement provided that Santos and Imperial would exclusively market all their respective sugar products sold in Mexico through the joint venture. The joint venture entity also exported Santos’ sugar products to the U.S., which were marketed exclusively by the Company or used as a raw material in our U.S. refineries. In October 2011, we sold our interest in CSI to Santos, terminated our exclusive marketing agreements allowing us to conduct business with other exporters and entered into a two-year, non-exclusive agreement for Santos to supply refined sugar to us. Prior to the sale we reported our share of CSI’s earnings on the equity method of accounting.

Louisiana Sugar Refining—In November 2009, we completed the formation and funding of a three-party joint venture, Louisiana Sugar Refining, LLC, or LSR, with Sugar Growers and Refiners, Inc., or SUGAR, and Cargill, Incorporated or Cargill to construct and operate a new 3,100 ton per day cane sugar refinery in Gramercy, Louisiana adjacent to our existing sugar refinery.

Prior to the sale described below, LSR was owned one-third by each member, each of which contributed $30 million in cash or assets as equity to initially capitalize the venture. SUGAR’s contribution was $30 million cash; Cargill contributed $23.5 million cash and certain equipment and intellectual property valued at $6.5 million. Our contribution, consisted of the existing refinery assets, including approximately 207 acres of land.

We operated the existing refinery with sales and earnings for our own account until December 31, 2010. The equipment and personal property in the existing refinery (other than the small bag packaging assets) were contributed to LSR on January 1, 2011. Since January 1, 2011, we have continued to operate the small bag packaging facility in Gramercy, with refined bulk sugar purchased from LSR under a long-term, supply agreement with market-based pricing provisions.

We contributed the footprint parcel of approximately 7 acres of land for the new refinery at LSR’s formation. Terms of the operative agreements require that LSR and Imperial jointly enroll the entire site (including the footprint parcel) in the Voluntary Remediation Program, or VRP, of the Louisiana Department of Environmental Quality, or LDEQ, to conduct an environmental assessment of the site and complete remediation of any identified contamination. We are required to pay for the cost of remediation, to the extent the VRP uncovered contamination above the applicable industrial standard, and upon completion of the VRP, we will be released of future environmental liabilities to state and federal authorities. We have completed the VRP site investigation and risk assessment and submitted a site assessment and risk evaluation report to LDEQ for approval. Following LDEQ approval, the remedial action plan will be developed and submitted to LDEQ for approval and thereafter implementation. The estimated cost to complete the remediation for conditions identified in the site investigation and risk assessment evaluation report has been accrued in our consolidated financial statements.

Operating losses incurred by LSR to date, plus additional working capital requirements caused by high sugar prices, have strained the joint venture’s financial capabilities, necessitating a capital injection by the partners. Rather than make this additional capital contribution, we chose to sell our equity stake in LSR and certain idle Louisiana real estate parcels to our partners in December 2011 for $18 million, including $14.2 million at closing, with the remainder payable over 21 months. In connection with this sale, we contributed the remaining refinery land to LSR and remain obligated to complete the VRP. We will continue to package sugar at Gramercy under a revised sugar supply agreement with a minimum term of five years.

Natural Sweet Ventures—In February 2010, we formed Natural Sweet Ventures, or NSV, a 50/50 joint venture with Pure Circle Limited to develop and commercialize sugar/stevia sweetener blends for sale in the NAFTA region. Stevia is an all natural, zero calorie, high intensity sweetener extracted from the leaf of the stevia plant. NSV has produced products at various blend levels and provided samples to a number of food manufacturers for testing by their product development groups. Additionally, we initiated a retail trial of Steviacane tm in November 2010. We can give no assurance as to the ultimate acceptance of these products by customers or the results of NSV.

Operational Facilities

We own and operate a cane sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia, and operate a packaging facility in Gramercy, Louisiana. Each facility has packaging and distribution capabilities, is served by adequate transportation and maintained in good operating condition. The Company experienced an industrial accident in February 2008 at the Port Wentworth sugar refinery. Production at the refinery, which comprised approximately 60% of our capacity at the time, was suspended after the accident until we commenced production in the summer of 2009.

The following table shows the location and production of our cane sugar refineries:

Cane Sugar Refineries	Fiscal 2011 Production (cwt)		Fiscal 2010 Production (cwt)	Fiscal 2009 Production (cwt)	Fiscal 2008 Production (cwt)	Fiscal 2007 Production (cwt)
Port Wentworth, Georgia	13,873,000		12,494,000	1,146,000	4,930,000	14,510,000
Gramercy, Louisiana	1,834,000	(1)	10,646,000	11,707,000	11,802,000	11,075,000

Total	15,707,000		23,140,000	12,853,000	16,732,000	25,585,000

(1)	Through December 31, 2010; operational control of the refinery was transferred to LSR on January 1, 2011.

We also operate a distribution facility in Ludlow, Kentucky and we contract for throughput and storage at a number of warehouses and distribution stations. Co-packers are used under contract for small volume specialty products.

Raw Materials and Processing Requirements

Raw Cane Sugar

We currently purchase raw cane sugar principally from sugar traders whose sources of supply are producers in various foreign countries eligible to export to the U.S. The availability of foreign raw cane sugar for domestic consumption is determined by the import quota level designated by applicable regulation, as well as the provisions of NAFTA and other treaties. Previously, we sourced raw cane sugar for our Gramercy, Louisiana refinery under a long-term contract with SUGAR, the cane sugar growing and milling cooperative which was our partner in LSR. In fiscal 2011, we purchased the majority of our raw sugar needs for our Port Wentworth, Georgia refinery from foreign sources under annual or spot contracts with traders. We expect to purchase substantially all of our requirements for our Port Wentworth facility from foreign sources in the foreseeable future.

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

The majority of our industrial sales and a portion of our distributor sales are made under fixed price, forward sales contracts. In an attempt to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts to the extent practical.

We have access to approximately 146,000 short tons of storage capacity at our Port Wentworth, Georgia refinery and have the capability to segregate our raw sugar inventory, which allows us to store bonded sugar. Bonded sugar is sugar that is not entered as an import at the time of arrival, but stored in a bonded warehouse under U.S. federal customs service regulations for entry at a later time.

Energy

Sugar refining is an energy intensive process. We use coal and natural gas in the Port Wentworth refinery. Fiscal 2011 energy usage, which was impacted by both the ramp up of the Port Wentworth refinery and contribution of the Gramercy refinery to LSR, consisted of 2.6 million mmbtu of natural gas and 0.9 million mmbtu of coal.

We have a coal contract which expires in 2014 with pricing determined using a base price subject to escalation factors based on a commodity price index, mining costs related to regulatory requirements and quality adjustments. Rail freight for coal supplies is generally contracted annually. Natural gas is contracted on a monthly basis. Pricing of natural gas generally is indexed to a spot market index, and we use financial tools such as futures, options, swaps and caps in an effort to stabilize the price for gas purchases under indexed contracts. Energy prices have been volatile in recent years and we cannot predict future energy prices or the effect that rising energy prices may have on our business in the future.

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

Sugar Legislation and Other Market Factors

Our business and results of operations are substantially affected by market factors, principally the domestic and Mexican prices for refined sugar and raw cane sugar. These factors are influenced by a variety of forces, including domestic supply, prices of competing crops, weather conditions and U.S. and Mexican farm and trade policies.

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

•

Marketing Allotments. The 2008 Farm Bill provided that marketing allotments on sugar beet processors and domestic raw cane sugar producers who supply raw sugar may be imposed by the USDA, but that allocation under these allotments may not initially be less than 85% of domestic consumption. Marketing allotments can have the effect of reducing the amount of domestic sugar that is available for marketing and are intended to strengthen sugar prices. Marketing allotments were in force in fiscal 2011 and continue to be in force for fiscal 2012. The USDA can adjust allotments for changes in domestic production or consumption projections.

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

There are additional agreements signed with Panama and Colombia which have received Congressional approval. Those treaties are in the process of being implemented and all parties are amending their laws and regulations to be in compliance with these treaties. When those actions are certified as complete, the treaties will become operative. It is not known at this time when that certification will be granted. Additionally, a World Trade Organization round of negotiations continues. The impact of these negotiations is unknown at this time, but they could provide for additional raw sugar and/or refined sugar access into the United States. Generally, to the extent that additional sugar imports are in the form of raw sugar, such additional access would have a beneficial effect on our access to raw sugar. To the extent that such additional access is in the form of refined sugar, such product will be competitive with our product offerings.

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

In conjunction with the contribution of our Gramercy, Louisiana refinery to LSR, we have enrolled the site in the VRP with the LDEQ. As part of the VRP, we have undertaken an environmental assessment to determine if the site contains contamination above the applicable industrial standard. We are required to pay for the cost of remediation, to the extent VRP uncovered contamination above the applicable industrial standard and upon completion of the VRP, we will be released of future environmental liabilities to state and federal authorities. We have completed the VRP site investigation and risk assessment and have submitted the site assessment and risk evaluation report to LDEQ for approval. Following LDEQ approval, the remedial action plan will be developed and submitted to LDEQ for approval and thereafter implementation. Upon completion of the VRP, the Company and LSR would be released from federal and state environmental obligations for the site.

Process wastewater from our Port Wentworth refinery is treated and discharged by another industrial company in the port under a contract for such services. The industrial company has given notice of termination of the contract effective August 2013, and we are in the process of negotiating a new contract for the treatment of process wastewater. If a new contract for treatment cannot be negotiated, additional expenditures for treatment and discharge of process wastewater may be required, although the amount and timing of any such expenditures cannot currently be estimated.

We have permits that govern our discharge of cooling and storm water at the Port Wentworth refinery. In September 2010, the State of Georgia Department of Natural Resources Environmental Protection Division (“EPD”) issued a notice of violation to the Company in connection with discharges of excess quantities of sugar under the Company’s Clean Water Act discharge permits for storm water and cooling water at the Port Wentworth refinery. In June 2011, the Company entered into a consent order with EPD to settle the notice of violation. Without admitting liability, the Company agreed to pay a fine of $80,000 and make improvements to the Port Wentworth facility by December 31, 2011. The Company also agreed to complete an engineering study of the Port Wentworth refinery by December 31, 2012. The purpose of the study is to evaluate and compare the ability of various potential facility improvements to maintain compliance with applicable storm water and cooling water discharge permits. The recommendations made by the study are required to be implemented by June 30, 2014. Capital expenditures may be required for this implementation, although the amount and timing of any expenditure cannot currently be estimated.

We also have permits that govern our air emissions at the Port Wentworth refinery. In August 2011, the EPD issued to the Port Wentworth facility a Notice of Violation (“NOV”) regarding the Company’s semi-annual air permit report for the first six months of 2011. The Company reported periodic emissions of nitrogen oxides from a boiler above the permit limit. In addition, the Company reported several maintenance, repair, and other issues that had affected the boiler operations and that corrective measures had been taken. EPD requested further information which was provided, including that total excess emissions were minimal and had no significant impact on air quality. In December 2011, we reached an agreement in principle with EPD to settle the NOV, which is subject to execution of a consent order. Without admitting liability, we agreed to pay a settlement amount of $6,000 and submit a written procedure for manually maintaining control of natural gas operation of the boiler.

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

In July 2010, we settled OSHA citations arising from investigations of our refineries following the 2008 Port Wentworth industrial accident. While making no admission of liability, the Company paid penalties aggregating $6.05 million and agreed to abate the citations by December 31, 2010. In addition, we agreed to implement certain other measures related to worker and facility safety.

Research

We operate a research and development center in Port Wentworth, Georgia where we conduct research relating to:

•	manufacturing process technology;

•	factory operations; and

•	new product development.

Intellectual Property

The Company engages in research and development activities for proprietary processes and products, including product purification and new sweetener products. The Company has filed patents on several of these technologies, including patents directed toward the manufacture of high-purity sugar products. Additionally, the Company has filed patents for processes used for the generation of reduced calorie natural sweeteners, as well as the products resulting from these processes including stevia extract/sugar blends. Such patents and intellectual property related to stevia extract/sugar blends have been exclusively licensed to NSV for use in the NAFTA region.

Competition

We compete with other cane sugar refiners and with beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners, such as HFCS, polyols, aspartame, saccharin, sucralose, acesulfame-k and stevia. We also compete with resellers and packaging operations in distributing liquid and bag sugar products. Our principal business is highly competitive, where the selling price and our ability to supply a customer’s needs in a timely fashion are important competitive considerations. Freight costs to transport products can affect our sales. Some of our competitors have an advantage of owning all or part of the agricultural production supplying their refined sugar requirements. We believe our key sugar competitors are Domino® Foods, Inc. and United Sugars Corporation. The principal suppliers of HFCS in North America are Cargill, Inc., Archer Daniels Midland Company and Corn Products, Inc.

Employees

On December 6, 2011, we employed 530 employees. Our Port Wentworth, Georgia refinery employs non-union labor while approximately 70 employees at our Gramercy, Louisiana packaging facility are covered by a collective bargaining agreement which expires in February 2012.

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

We have used a significant portion of our liquidity since the February 2008 industrial accident in Port Wentworth to fund operating losses, pension contributions and capital expenditures in excess of the applicable insurance recoveries. Operating results have not returned to profitable levels, and we have ongoing capital expenditure and pension contribution requirements. Volatility in raw sugar prices may place additional demands on our liquidity as we maintain our raw sugar purchasing and hedging program. Our revolving credit agreement becomes subject to a minimum EBITDA covenant if our total liquidity falls below $20 million. If the EBITDA covenant had been in effect at September 30, 2011, we would not have met the required EBITDA level.

Our available liquidity and capital resources may not be sufficient to meet our future operating and capital needs and we are exploring alternative sources to provide additional liquidity. We sold our investment in LSR in December 2011 rather than make additional capital contributions necessitated by the joint venture’s financial condition. We are exploring with our partner strategic alternatives for our investment in Wholesome

Sweeteners, including the possible sale to a third party. In December 2011, we agreed to an amendment to our revolving credit agreement, which modified the minimum liquidity level at which the minimum EBITDA covenant is triggered and provided for an alternative EBITDA covenant through the earlier of April 15th or such time as availability exceeds $50 million should the trigger level be breached. The amendment includes an additional provision which has the effect of reducing the amount available to borrow under the borrowing base formula by an initial $10 million. There can be no assurance that additional sources of liquidity will be available or that we can maintain compliance with the amended credit agreement.

Our future financial condition and future operating results could be adversely impacted by the outcome of claims, litigation and regulatory proceedings.

The Company is party to a number of claims, including five remaining lawsuits for injuries and losses suffered as a result of the Port Wentworth accident. If damages in these matters exceed insurance policy limits, we could be subject to liabilities, which could be material. See Item 3—Legal Proceedings.

Operations at the re-built Port Wentworth refinery have yet to return to prior volumes and efficiencies.

The reconstructed Port Wentworth refinery, which commenced operations in the summer of 2009, has yet to achieve sustained production and packaging volumes and efficiencies demonstrated prior to the 2008 accident. Future operating results and cash flows may be adversely affected if prior operating levels are not achieved on a sustained basis.

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

A variety of external forces that we are unable to predict influence the domestic sugar industry and could adversely affect our business and results of operations, including:

•	the U.S. farm and trade policies;

•	the number of domestic acres contracted to grow sugar cane and sugar beets;

•	prices of competing crops;

•	Sugar/HFCS substitution rate in food and beverage products;

•	energy costs;

•	supply and price of raw cane sugar in the world market;

•	the impact of new entrants in sugar refining or existing competitors adding refining capacity in Mexico or the United States;

•	supply and price of raw and refined sugar in Mexico;

•	Mexican peso to U.S. dollar exchange rate;

•	levels of domestic sugar refining capacity; and

•	weather conditions affecting the sugar cane and sugar beet crops and the operations of facilities operated by us and our competitors.

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

Our Port Wentworth refinery is supplied almost exclusively by imported raw sugar. Supplies and pricing of imported raw sugar can be influenced by increased world raw sugar prices. Raw sugar imports into the United States compete for surplus production in exporting counties with alternative sales on the world raw sugar market. Recent events affecting the supply of raw sugar in the world market have increased prices to 30 year high levels, causing domestic raw sugar prices to increase substantially. We compete with domestic beet processors and other cane sugar refiners who own some or all of their source of supply and whose results may not be impacted to the degree we are by these factors. We purchase raw sugar of varying quality from many different countries. Lower quality raw sugar can have an adverse effect on our operating performance. If we have an inadequate supply of raw sugar or unacceptable quality, we may be unable to efficiently operate our refinery or meet domestic demand for refined sugar. We may not be able to increase refined sugar prices to our customers to offset such higher raw sugar costs, which could adversely affect our refined sugar margins, financial condition, results of operations and cash flows.

Our business could be adversely affected by the effects of existing and future United States and Mexican farm and trade policies.

Legislative and regulatory actions substantially influence the domestic raw sugar industry. The principal current legislation supporting the price of domestic crops of sugar cane and sugar beets is the 2008 Farm Bill, which extends the sugar price support program for sugar cane and sugar beets until September 30, 2013. The USDA operates a tariff-rate quota that effectively limits the amount of raw and refined sugar that can be imported into the United States by imposing a tariff on over-quota sugar that makes its import uneconomical. This tariff-rate quota could adversely affect the supply and price of raw sugar available to our sugar refinery if there is a shortfall in domestic production. In addition, marketing allotments under the 2008 Farm Bill may reduce the amount and affect the cost of domestic raw sugar that is available to us for refining. United States farm and trade policy also influences domestic sugar grower acreage dedicated to alternate crops. Mexican farm and trade policies influence sugar production in Mexico and non-NAFTA imports, affecting the supply of sugar available for export to the United States. Any of these factors could adversely affect our results of operations.

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

Remaining obligations in connection with the LSR joint venture involve risks.

Under the terms of our LSR agreements we have contractual obligations to complete the VRP with the State of Louisiana. Unforeseen costs or liabilities arising from these matters could adversely impact our results of operations and cash flow.

Costs and availability of energy may result in increased operating expenses and reduced results of operations.

Processing raw sugar into refined sugar requires a high level of energy use. We use natural gas and coal to fulfill our energy requirements and fuel prices also affect our transportation costs. Domestic energy prices, particularly natural gas and diesel prices, have been volatile in recent years and we are unable to predict the trend in future prices. Future high energy prices, curtailments or other disruptions of supply could adversely impact our production costs and operating efficiencies.

We sell commodity products in highly competitive channels of distribution and face significant price pressure.

We sell our products in highly competitive channels of distribution. We compete with other U.S. and Mexican cane sugar refiners and U.S. beet sugar processors and, in certain product applications, with producers of other nutritive and non-nutritive sweeteners. We also compete with distributors and resellers in distributing bag and liquid sugar products. Our branded retail share of sales is under increasing pressure from private labels, requiring increased expenditures on innovation and trade promotion.

Competition in these channels is based primarily on price and the ability to meet timely customer quality and quantity requirements. As a result, we may be unable to protect our sales position by product differentiation and may be unable to raise prices. Our ability to service customer requirements has been disrupted since the 2008 industrial accident at our Port Wentworth refinery and issues related to the transition of the Gramercy refining operations to LSR. Some of our customers have had to seek supply from alternate sources during that period, and our ability to return to normal supply levels with our customers has not been fully demonstrated.

Historically, we have made the majority of our sales to industrial customers under fixed price, forward sales contracts which extend for up to one year. As a result, changes in our realized sales prices tend to lag behind market price changes.

Some competitors may be able to further reduce their product prices because their costs are less than ours or because they have greater financial, technological and other resources than we have. In addition, most of our competitors own or control a substantial portion of their supply of raw materials. This vertical integration may provide these producers a competitive advantage because they are better able to secure a stable supply of raw materials at more favorable costs and in greater quantities than we can. Finally, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Increased competition and price pressure could adversely affect our financial condition, results of operations and cash flows.

Damage to our Port Wentworth refinery or Gramercy packaging facility that results in prolonged interruption of operations could materially adversely affect our results.

The Company conducts its operations at a single refinery and an additional packaging facility and is dependent upon these facilities for production. Because these facilities are located in coastal areas, they are subject to severe weather conditions, including hurricanes, tornados and flooding, as well as to normal hazards that could result in material damage. Damage to either of these facilities, or prolonged interruption in the operation of the facilities due to our dependence on ocean-going raw sugar deliveries, or for repairs or other reasons, would have a material effect on the Company’s business, financial condition, results of operations and cash flows.

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

We operate facilities in competitive labor markets. In the event we are unable to attract and retain qualified personnel, our production efficiencies and labor costs could be adversely affected. The Gramercy collective bargaining agreement expires in February 2012 and there are no assurances that it will be extended under terms beneficial to the Company.

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

The Company also agreed with EPD to complete an engineering study of the Port Wentworth refinery by December 31, 2012. The purpose of the study is to evaluate and compare the ability of various potential facility improvements to maintain compliance with applicable storm water and cooling water discharge permits. The recommendations made by the study are required to be implemented by June 30, 2014. The results of these negotiations may require future capital expenditures by the Company. Further, implementation of any plan negotiated with EPD may result in increased operating costs

We cannot predict with certainty the extent of our future liabilities and costs under such laws and regulations, or how such regulations could impact our operations, and these impacts could be material.

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

Under the terms of our LSR agreements, we contributed our Gramercy, Louisiana refinery other than the small packaging assets to the joint venture on January 1, 2011 and are obligated to complete the VRP with respect to this land. Please read “Business—Joint Venture Operations.”

ITEM 3. Legal Proceedings

The Company is party to a number of claims, including five remaining lawsuits brought on behalf of five employees or their families, for injuries and losses suffered as a result of the 2008 Port Wentworth refinery industrial accident. All of the lawsuits are pending in the State Court of Chatham County, Georgia. None of the

lawsuits demand a specific dollar amount of damages sought by the plaintiffs. The Company has workers compensation insurance which provides for coverage equal to the statutory benefits provided to workers under state law. Additionally, the Company’s general liability policy provides for coverage for damages to third parties up to a policy limit of $101 million.

The Company previously settled forty-three lawsuits related to the accident. On October 19, 2011, the attorneys representing the plaintiffs in the lawsuits remaining at that time submitted a time-limited global settlement offer to resolve these lawsuits for a sum within the Company’s remaining limits of insurance. Two of the three insurers who issued the insurance policies representing the Company’s remaining limits of insurance, American Guarantee & Liability Insurance Company (“AGLIC”) and St. Paul Fire & Marine Insurance Company (“St. Paul”), elected not to respond to this settlement offer by its deadline. The Company has notified AGLIC and St. Paul that due to their failure to settle the remaining lawsuits within the Company’s available limits of insurance pursuant to the global settlement offer, the Company will seek to hold them responsible for damages due to their negligent failure to settle and bad faith in the event verdicts or settlements in the remaining lawsuits are in excess of the Company’s limits of insurance.

While the Company believes, based on the facts of these cases, that claims by employees and certain contractors are limited to benefits provided under Georgia workers compensation law, the ultimate resolution of these matters could result in liability in excess of the amount accrued. The Company believes the likelihood of the aggregate liability, including the amounts paid in the previous settlements, exceeding the $101 million policy limit is remote.

The Company was named as a defendant in a lawsuit filed by one of its excess general liability insurers, AGLIC, in the U.S. District Court for the Northern District of Georgia on August 19, 2011, and styled as American Guarantee & Liability Insurance Company v. Imperial Sugar Company, et al., Civil Action No. 1:11-CV-2778-WSD (the “Georgia Lawsuit”). AGLIC seeks in the Georgia Lawsuit: (1) a judicial declaration that the AGLIC policy does not cover the Company’s defense expenses incurred though the defense of various claims arising from the industrial accident that occurred at its plant located in Port Wentworth, Georgia (the “Port Wentworth Claims”) in 2008; and (2) an equitable accounting of the settlements of certain of the Port Wentworth Claims that were settled using proceeds provided by the primary and umbrella layers of liability policies and the workers compensation policy issued by Chartis-affiliated insurers. In its briefing concerning its claim for an equitable accounting, AGLIC asserts that the coverage provided by the underlying Chartis policies may have been improperly exhausted and that, therefore, the AGLIC policy may not be available to cover the remaining Port Wentworth Claims. AGLIC shares on a 50/50 pro-rata basis with St. Paul the final $50 million layer of excess liability coverage available to the Company for the Port Wentworth Claims. St. Paul was also named as a defendant in the Georgia Lawsuit and has asserted a cross claim against the Company, which seeks a judicial declaration that the St. Paul policy does not cover the Company’s defense expenses incurred in connection with the Port Wentworth Claims. St. Paul has not asserted any improper exhaustion claim but has stated that it reserves its rights regarding whether the underlying policies were properly exhausted. On December 9, 2011, the Court issued an order denying the Company’s motion to dismiss the Georgia Lawsuit and holding that the Georgia Lawsuit was not wrongfully filed by AGLIC and that venue for the dispute is proper in the U.S. District Court for the Northern District of Georgia. On December 16, 2011, the court held a hearing regarding AGLIC’s claim for an equitable accounting and, at that hearing, ruled that AGLIC and the Company should seek additional information and documents pertaining to the accounting issue from Chartis. On December 23, 2011, the Company filed its answer to the complaint, counterclaims and cross claims against AGLIC and St. Paul, respectively, asserting, among other claims that (1) AGLIC and St. Paul have breached their insurance policies by wrongfully denying coverage for the Company’s defense expenses incurred as a result of the Port Wentworth Claims; and (2) AGLIC’s and St. Paul’s breaches amount to bad faith under Texas law.

On August 23, 2011, the Company filed a lawsuit against AGLIC and St. Paul in the U.S. District Court for the Southern District of Texas, styled Imperial Sugar Company v. American Guarantee & Liability Insurance Company and St. Paul Fire & Marine Insurance Company, Civil Action No. 4:11-cv-3081 (the “Texas Lawsuit”), asserting, among other claims, that: (1) AGLIC and St. Paul have breached the AGLIC and St. Paul insurance policies by wrongfully denying coverage for the Company’s defense expenses incurred as a result of the Port Wentworth Claims; and (2) that AGLIC’s and St. Paul’s breaches amount to bad faith under Texas law. On December 13, 2011, without ruling on AGLIC’s motion to dismiss for failure to state a claim for relief, the U.S. District Court for the Southern District of Texas issued an order transferring the Texas Lawsuit to the U.S. District Court for the Northern District of Georgia. The Texas Lawsuit and the Georgia Lawsuit have since been consolidated into a single lawsuit pending before the U.S. District Court for the Northern District of Georgia.

In December 2010, AdvancePierre Foods, Inc. (“Pierre”) filed suit against the Company and its distributor, Evergreen Sweeteners, Inc. in the United States District Court for the Western District of North Carolina seeking damages in connection with sugar that had been voluntarily recalled by the Company in July 2010 (“Voluntary Recall”). In November, 2011, the Company settled the Pierre lawsuit and two other property damage claims relating to Voluntary Recall. The sums paid to settle the Pierre lawsuit and the two other property damage claims were paid by three insurers, except for a payment of approximately $5,200 which was paid by the Company.

In December 2010, the Louisiana Department of Environmental Quality (“LDEQ”) issued a Consolidated Compliance Order and Notice of Potential Penalty to the Company alleging violations of state environmental regulations and the terms of the wastewater discharge permit for the Company’s Gramercy, Louisiana refinery. The alleged violations relate to the release of foam into waters of the state and exceedances of applicable criteria for dissolved oxygen and pH. The Company investigated the alleged violations, took measures to cease and contain the foam discharge, and coordinated with the LDEQ to develop and implement a plan to remove and dispose of the foamy material and achieve and maintain compliance with applicable legal requirements. In December 2011, the Company reached an agreement in principle with LDEQ to settle the allegations of violation of environmental regulations, which is subject to execution of a settlement agreement. Without admitting liability, the Company agreed to a settlement amount of $6,000 plus a payment of $4,770 for response costs.

On August 11, 2011, the Georgia Environmental Protection Division (“EPD”) issued to the Port Wentworth facility a Notice of Violation (the “NOV”) regarding the Company’s semi-annual air permit report for the first six months of 2011. The Company reported periodic emissions of nitrogen oxides from a boiler above the permit limit. In addition, the Company reported several maintenance, repair, and other issues that had affected the boiler operations and that corrective measures had been taken. EPD requested further information which was provided, including that total excess emissions were minimal and had no significant impact on air quality. In December 2011, the Company reached an agreement in principle with EPD to settle the NOV, which is subject to execution of a consent order. Without admitting liability, the Company agreed to pay a settlement amount of $6,000 and submit a written plan for manually maintaining control over natural gas operation of the boiler.

In November 2010, the Company filed suit in the Fort Bend County, Texas District Court against Hills Fuel Company (“Hills”), its supplier of coal, for breach of contract. On August 25, 2011, the Company and Hills settled the lawsuit by amending the current coal supply agreement to, among other things, extend the term of the agreement and reduce the price payable by the Company for purchases of coal.

In March 2011, the Company filed suit in the United States District Court for the Southern District of Texas against Southern Systems, Inc. (“SSI”), the contractor who constructed the conditioning silos at the Company’s Port Wentworth refinery, for breach of contract. The lawsuit seeks damages for deficiencies in construction of the conditioning silos. In June 2011, SSI filed a counterclaim against the Company for $3.5 million for work it allegedly performed and was not paid. The lawsuit is in discovery.

In May 2011, the Company joined seven cane and beet sugar producers and two sugar industry trade associations as plaintiffs in a lawsuit filed against six producers of high fructose corn syrup (the “Member Companies”) and the Corn Refiners Association (the “CRA”) (collectively, the “HFCS Defendants”) in the United States District Court for the Central District of California regarding advertising and marketing of high fructose corn syrup. The lawsuit initially alleged violations of the federal Lanham Act and state law by the HFCS Defendants in marketing and advertising high fructose corn syrup as a natural product equivalent to cane and beet sugar. The lawsuit seeks money damages and injunctive relief. On October 21, 2011, the Court issued an order on the motion to dismiss the amended complaint filed by the HFCS Defendants, denying the motion as to the CRA, granting the motion as to the Member Companies, and giving plaintiffs leave to amend their complaint to set forth additional allegations regarding the Member Companies. On the same day, the Court issued a separate order on a motion filed only by the CRA, dismissing the state law claim for unfair competition. On November 18, 2011, the plaintiffs filed an amended complaint naming the Member Companies as defendants on the federal Lanham Act claim to which the Member Companies have filed a motion to dismiss.

On August 30, 2011, a shareholder of the Company filed a putative class action lawsuit in the United States District Court for the Southern District of Texas, styled as Dawes v. Imperial Sugar Company, et al., Civil Action No. 4:11-cv-03250, alleging that the Company, its current President and Chief Executive Officer, and its current Senior Vice President and Chief Financial Officer, violated the federal securities laws. On September 22, 2011, another shareholder filed a nearly identical putative class action lawsuit against the Company, its current President and Chief Executive Officer and its current Senior Vice President and Chief Financial Officer in the United States District Court for the Southern District of Texas styled as Hassan v. Imperial Sugar Company, et al., Civil Action No 4:11-cv-03457. On October 28, 2011, these cases were consolidated by the court. The complaints assert fraud claims under Sections 10 and 20 of the Securities Exchange Act of 1934, and allege that the defendants made misleading statements and/or omissions about the Company’s sales and business prospects, which purportedly were disclosed on August 5, 2011 when the Company announced its third fiscal quarter results. A motion for appointment of lead plaintiff was filed on October 31, 2011. Pursuant to the agreed-upon schedule, the lead plaintiff will file an amended complaint 45 days after entry of an order appointing the lead plaintiff.

On September 27, 2011, the Board of Directors of the Company received a letter from counsel for a shareholder of the Company requesting, among other things, that the Board cause an independent investigation to be made and a legal action commenced with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers and directors relating to the August 5, 2011 announcement of the Company’s third fiscal quarter results. On October 12, 2011, the Board received a similar letter on behalf of another shareholder. The Board of Directors established a committee of independent and disinterested directors on October 5, 2011 with full authority to investigate and address the allegations contained in such shareholder letters.

The Company is party to other litigation and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material effect on its consolidated results of operations, financial position or cash flows. In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, age and position of our executive officers as of November 30, 2011. Our by-laws provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the earlier of the officer’s death, resignation or removal by the Board of Directors.

Name	Age	Positions
John C. Sheptor	53	President and Chief Executive Officer
Louis T. Bolognini	55	Senior Vice President and General Counsel
Patrick D. Henneberry	57	Senior Vice President—Commodities and Sales
H.P. Mechler	58	Senior Vice President and Chief Financial Officer
Raylene M. Carter	55	Vice President—Manufacturing
George Muller	57	Vice President—Sales Planning, Supply Chain & Information Technology
J. Eric Story	48	Vice President and Treasurer

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

Ms. Carter was named Vice President – Manufacturing in January 2011. She joined the Company in February 2009 as Plant Manager of the Gramercy refinery. Prior to joining the Company she was Vice President of Operations of Canyon Creek Management Company, Inc., a privately held investment firm, from October 2006 to January 2009. She served as a Plant Manager with Amoco Fabrics and Fibers Company and Propex Inc. from March 2002 to September 2006. Previous positions with Amoco included senior management positions in Supply Chain Management, Customer Service, Continuous Improvement and Human Resources.

Mr. Muller became Vice President—Sales Planning, Supply Chain & Information Technology in September 2010. He served as Vice President and Chief Information Officer from November 2002 to October 2008 and Vice President- Administration from October 2008 to September 2010. Mr. Muller joined the Company in March 1997 as Director of Management Information Systems.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Equity and Related Shareholder Matters

Our common stock currently is listed on The NASDAQ Stock Market LLC (NASDAQ) under the symbol “IPSU”. As of December 22, 2011, there were approximately 1,350 shareholders of record of our common stock.

The following table contains information about the high and low sales price per share of our common stock for fiscal years 2010 and 2011 as reported by NASDAQ.

	Sales Price		Dividends Paid
Three months ended	High	Low
Fiscal 2010
December 31, 2009	$17.80	$11.97	$0.02
March 31, 2010	18.52	13.50	0.02
June 30, 2010	17.28	9.50	0.02
September 30, 2010	14.74	9.66	0.02
Fiscal 2011
December 31, 2010	$14.50	$12.66	$0.02
March 31, 2011	13.56	10.41	0.02
June 30, 2011	21.74	12.10	0.02
September 30, 2011	24.49	6.44	0.02

Dividend Policy

Our credit agreement limits the payment of dividends, other than dividends payable solely in our capital stock, if our average total liquidity (defined as the borrowing base less average actual borrowings and letters of credit), after adjustment on a pro forma basis for such payment, is less than $30 million. Effective with the December 2011 amendment to the credit agreement, the payment of dividends is prohibited while the modified EBITDA covenant is in effect, after which the original restriction is reinstituted. The Board of Directors of the Company suspended its payment of a quarterly dividend in November 2011. Prior to that date, the Company has paid a regular quarterly dividend since December 2004, most recently at the quarterly rate of $0.02 per share. The determination to declare or pay future dividends out of funds legally available for that purpose will be at the discretion of our Board of Directors and will depend on our future earnings, results of operations, financial condition, capital requirements, any future contractual restrictions and other factors our Board of Directors deems relevant.

Shareholder Return Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index and the American Stock Exchange Consumer Staple Index (IXR) for the period from September 30, 2006 to September 30, 2011. The graph assumes that the value of the investment in the common stock and each index was $1.00 at September 30, 2006 and that all dividends were reinvested on a quarterly basis.

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

Selected financial data for the last five years is as follows (in thousands of dollars, except per share data):

	Year Ended September 30,
	2011	2010(1)	2009(2)	2008(3)	2007
For the Period:
Net Sales	$847,976	$908,033	$522,563	$592,423	$875,527
Operating Income (Loss)	$(50,168)	$209,170	$(41,948)	$(66,153)	$53,742
Income (Loss) from Continuing Operations	$(53,393)	$136,860	$(23,827)	$(21,181)	$43,555
Per Share Data:
Income (Loss) from Continuing Operations:
Basic	$(4.49)	$11.59	$(2.03)	$(1.81)	$3.81
Diluted	$(4.49)	$11.33	$(2.03)	$(1.81)	$3.71
Cash Dividends Declared per Share	$0.08	$0.08	$0.18	$2.78	$3.27
At Period End:
Total Assets	$490,421	$541,566	$615,940	$358,765	$360,065
Long-term Debt-Net of Current Maturities	$—	$—	$—	$—	$1,500
Total Shareholders’ Equity	$161,454	$218,732	$86,434	$144,070	$200,091

(1)	Fiscal 2010 includes $278.5 million of insurance recoveries and $33.2 million of gains on derivative contracts intended to hedge 2011 raw sugar costs.
(2)	Fiscal 2009 includes $27.9 million of gains on derivative contracts intended to hedge 2010 raw sugar costs and $23.4 million of refinery explosion-related charges.
(3)	Fiscal 2008 includes $27.2 million of refinery explosion-related charges.

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

Overview

We operate in a single domestic business segment, the production and sale of refined sugar and related products. Our results of operations substantially depend on market factors, including the demand for and price of refined sugar, the price of raw cane sugar and the availability and price of energy and other resources. These factors are influenced by a variety of external forces that we are unable to predict, including the number of domestic acres contracted to grow sugar cane and sugar beets, prices of competing crops, supply and price of raw cane sugar, dietary trends, competing sweeteners, weather conditions, production outages at key industry facilities and the United States and Mexican farm and trade policies. The domestic sugar industry is subject to substantial influence by legislative and regulatory actions. The 2008 Farm Bill limits the importation of raw cane sugar and the marketing of domestically produced refined beet and raw cane sugar, potentially affecting refined sugar sales prices and volumes as well as the supply and cost of raw material available to our cane sugar refinery.

The Company experienced an industrial accident in February 2008 at its sugar refinery in Port Wentworth, Georgia, which is located near Savannah, Georgia. Production at the refinery, which comprised approximately 60% of our capacity at that time, was suspended after the accident until we commenced production in the summer of 2009.

On January 1, 2011, the Company contributed the equipment and personal property of its existing Gramercy refinery (other than its small bag packaging assets) to LSR in accordance with the terms of our joint venture agreement. While the Company sold its interest in LSR in December 2011, we continue to operate the small bag packaging facility in Gramercy with refined bulk sugar purchased from LSR under a long term supply agreement with market-based pricing provisions. Sales derived from the Gramercy operations since this contribution are lower, as only sales from the small bag packaging facility are consolidated in our results.

Results of Operations

The Company reported a net loss of $53.4 million for the year ended September 30, 2011 primarily as a result of lower margins resulting from high raw sugar costs that were not fully offset by higher sales prices, high operating costs at the Port Wentworth refinery, operating and impairment losses on joint ventures operations and a valuation allowance for net operating loss carryforwards impacting the recognized income tax provision. Reported raw sugar costs were negatively impacted by derivative gains recognized in the prior fiscal year, partially offset by lower costs resulting from a LIFO inventory liquidation.

Fiscal Year Ended September 30, 2011 compared to Fiscal Year Ended September 30, 2010

Our loss from continuing operations was $53.4 million or $4.49 per diluted share in fiscal 2011, compared to income from continuing operations of $136.9 million or $11.33 per diluted share in fiscal 2010.

The recognition of insurance and derivative gains had a significant impact on our reported earnings during the two most recent fiscal years. In December 2009 the Company settled the property insurance claim relating to the Port Wentworth accident and recorded pretax gains totaling $278.5 million ($178.9 million after tax).

The domestic raw sugar market has been extremely volatile and continues to trade at levels well above historical norms. This volatility generated significant gains in fiscal 2010 on derivative contracts entered into to hedge raw sugar purchases relating to fiscal 2011. During fiscal 2010 these gains did not qualify for hedge accounting treatment and accordingly, were included in fiscal 2010 operating results. Beginning October 1, 2010 the Company resumed hedge accounting treatment and gains and losses incurred on designated futures contracts since then have been deferred in Accumulated Other Comprehensive Income and are recognized in the subsequent period in which the refined sugar produced from the hedged raw sugar is sold.

While the Port Wentworth refinery’s production continued to ramp up in fiscal 2011, daily production rates continued below normal levels, necessitating additional production days, which, along with increased depreciation and spending in a number of areas, added significant costs to achieve these volumes.

We discuss these and other factors in more detail below.

Net sales was comprised of the following:

	Fiscal Year Ended September 30,
	2011	2010
	(in Millions of Dollars)
Net Sales:
Sugar Sales	$824	$889
By-product Sales	21	16
Other	3	3

Net Sales	$848	$908

Sugar sales comprised approximately 97% of our net sales in fiscal 2011 and 98% in fiscal 2010. Sugar sales volumes and prices were as follows:

	Fiscal Year Ended September 30,
	2011		2010
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	8,690	$42.38	12,220	$35.10
Consumer	6,060	50.53	5,466	45.23
Distributor	2,572	49.81	4,277	41.37

Domestic Sales	17,322	46.33	21,964	38.84
World/Toll	626	34.06	1,065	33.47

Sugar Sales	17,946	$45.91	23,029	$38.59

Net sales decreased 6.6% in fiscal 2011 due to lower sales volumes offset by higher prices. Sales volumes decreased 22.1% primarily due to the reduced Gramercy sales as a result of the contribution to LSR, offset in part by increased production volume from the Port Wentworth refinery. Domestic prices increased 19.3% due to tight domestic supply conditions and higher raw sugar prices. Raw prices remain at historically high levels in fiscal 2011 as a result of shortfalls in raw sugar production in exporting countries which have pressured U.S. domestic raw sugar prices, as well as the USDA’s administration of raw sugar imports. The majority of industrial channel sales and a portion of distributor channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, realized sales prices tend to lag market trends.

Gross margin as a percentage of sales was negative 1.6% for fiscal 2011 as compared to negative 2.1% for fiscal 2010. On a hedge accounting basis excluding the effects of LIFO inventory liquidations, gross margin as a percentage of sales for the current year was a negative 1.2%, compared to a negative 3.1% for fiscal 2010.

Gross Margin Reconciliation:

	Year Ended September 30,
	2011	2010
	(In Millions of Dollars)
Gross margin as reported	$(13.5)	$(19.3)
Derivative gains recognized in the period intended to hedge future periods	—	(33.2)
Derivative gains (losses) recognized in prior periods intended to hedge the current period	34.0	27.4
Impact of LIFO liquidation	(30.5)	(3.4)

Gross margin on a hedge accounting basis excluding the impact of LIFO liquidations	$(10.0)	$(28.5)

Gross margin as a percent of sales	-1.2%	-3.1%

The improvement in gross margin percentage is primarily due to increases in sales prices in excess of raw sugar costs increases. Improved yields in the current year at the Port Wentworth refinery, along with costs incurred in fiscal 2010 for supply disruptions, also contributed to the gross margin improvement.

Raw sugar production shortfalls in key producing areas created very tight supply in the world raw sugar market, which has driven up world raw sugar prices. Beginning in the second half of 2009, rising world raw sugar prices together with restrictions on imports imposed by the 2008 Farm Bill pushed domestic raw sugar prices to high levels. Average market domestic raw sugar prices increased to $38.38 per cwt in fiscal 2011 compared to $34.24 per cwt in fiscal 2010 and $22.26 per cwt in fiscal 2009. The Company has attempted to offset the increase in raw sugar cost by adjusting its sales prices, however competitive pressures have limited the effectiveness of these efforts. There can be no assurance that we will be successful in achieving future sales price increases sufficient to offset these higher raw sugar costs.

	Year Ended September 30,
	2011		2010
	Volume	Raw Market Basis	Volume	Raw Market Basis
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Cost of raw sugar as reported in Cost of Sales	15,147	$32.53	21,821	$26.91
Derivative gains recognized in the period intended to hedge future purchases				1.55
Derivative gains recognized in prior periods intended to hedge the current period		(2.64)		(1.28)
Raw sugar sold from beginning LIFO inventory	(2,269)	21.11	(456)	21.28

Cost of raw sugar on a hedge accounting basis before LIFO impact	12,878	$31.90	21,365	$27.30

Sugar inventory quantities at September 30, 2011 declined below the September 30, 2010 level primarily as a result of the contribution of the Gramercy refinery to LSR, resulting in the liquidation of beginning LIFO inventory layers with a cost approximately $30 million below the cost of current purchases for the year ended September 30, 2011. Similarly, sugar inventory quantities at September 30, 2010 declined below the September 30, 2009 level resulting in the liquidation of beginning LIFO inventory layers with a cost approximately $3 million below the cost of current purchases for the year ended September 30, 2010.

The Company’s raw sugar derivative activity did not qualify for hedge accounting in the second half of fiscal 2009 and all of fiscal 2010 because of the inability to forecast raw sugar purchases as a result of delays in the Port Wentworth refinery production start-up. During those periods, gains and losses on raw sugar futures positions were recognized in earnings as they arose, rather than deferred and recognized when the sale of the refined sugar produced from the related raw sugar purchase occurred. The effect of recognizing derivative gains as they occurred resulted in higher raw sugar cost in subsequent periods. Beginning October 1, 2010, the start of fiscal 2011, gains and losses on derivatives designated to hedge raw sugar purchases in future periods qualified for hedge accounting and are deferred in Accumulated Other Comprehensive Income.

Raw sugar derivative gains and losses recognized in fiscal 2009 and fiscal 2010, which were entered into to hedge future sugar purchases were as follows:

Raw Sugar Futures Derivative Gains (Losses)

(In Millions)

	Futures Contract Delivery Period
	Fiscal 2010	Fiscal 2011	Fiscal 2012
Recognized In
Fiscal 2009	$27.4	$0.5
Fiscal 2010		33.5	$(0.3)

Overall manufacturing costs in fiscal 2011 were similar to fiscal 2010 as improvements in Port Wentworth costs were offset by the challenging final quarter of refining operations in Gramercy. Port Wentworth’s manufacturing costs improved when compared to fiscal 2010 primarily as labor and energy costs per cwt declined as a result of improved daily production rates. Sucrose extraction rates also improved during fiscal 2011 moving closer to pre-accident levels. The effect of these improvements at Port Wentworth increased gross margin as a percent of sales by 1.1%. Port Wentworth’s manufacturing cost structure has been impacted by the 2008 accident resulting in higher depreciation, property taxes and property insurance related to the rebuilt refinery assets. Gramercy’s final quarter of refining operations in the three months ended December 31, 2010 negatively impacted gross margin as a percent of sales by 0.8% as lower daily production rates and substandard sucrose extraction increased costs per cwt of production. Gramercy packaging operations during the last nine months of fiscal 2011 incurred higher costs per cwt than the comparable nine months of fiscal 2010 primarily due to low daily production rates caused by inconsistent refined sugar supplied by LSR. Severance costs in fiscal 2011 increased $2.5 million over the prior year as a result of the workforce reduction associated with contribution of the Gramercy’s refining operations to LSR.

Port Wentworth’s fiscal 2011 annual production increased 11% over the prior year and the average daily melt improved to 4.5 million pounds per day from 4.1 million pounds per day in fiscal 2010. While production rates have increased, they still lag historical rates, necessitating added production days and increased operating costs. Average daily melt rates and production days since the restart of the refinery in fiscal 2009, and for the two fiscal years prior to the accident were as follows:

Quarterly Period	Average Daily Melt (millions of pounds)	Number of Production Days in Quarter
Average quarter fiscal 2006	5.9	73
Average quarter fiscal 2007	5.9	65
Third quarter fiscal 2009	0.5	14
Fourth quarter fiscal 2009	1.4	85
First quarter fiscal 2010	3.2	81
Second quarter fiscal 2010	3.9	82
Third quarter fiscal 2010	4.7	82
Fourth quarter fiscal 2010	4.4	86
First quarter fiscal 2011	4.7	77
Second quarter fiscal 2011	4.2	89
Third quarter fiscal 2011	4.5	78
Fourth quarter fiscal 2011	4.8	81

The Port Wentworth refinery had an average daily melt of approximately 4.8 million pounds per day and operated 77 days in the quarter ended December 31, 2011.

In fiscal 2010 we incurred $8.2 million of costs related to supply disruptions in fulfilling existing industrial sales contracts caused by the production challenges at the Port Wentworth refinery which reduced the gross margin percentage by 0.9% for the year. LSR started up its new refinery in Gramercy in October 2011 and experienced challenges in achieving a steady daily refined production rate. The lack of available refined sugar has impacted Gramercy’s packaging operations and resulted in reduced customer service levels for consumer products delivered from Gramercy. Consumer sales volumes in the first quarter of fiscal 2012 are approximately 8% below the comparable first quarter of fiscal 2011.

Energy costs per cwt for fiscal 2011 were virtually unchanged with the prior year as lower natural gas prices offset increased usage during Gramercy’s final quarter of refining operations. The Port Wentworth refinery has the ability to utilize coal as its primary energy source, while the Gramercy refinery exclusively used natural gas. Energy costs are not a significant component of the Gramercy packaging operations cost structure.

	Fiscal Year Ended September 30,
	2011		2010
	Volume	Price	Volume	Price
	(000 MMBTU)	(per MMBTU)	(000 MMBTU)	(per MMBTU)
Natural Gas	2,550	$4.50	4,221	$5.04
Coal	926	5.22	635	4.62

Total	3,476	$4.69	4,855	$4.98

Transportation costs increased compared to the prior year periods primarily due to higher costs to service retail customers as a result of disruptions in logistics patterns caused by the transition of the Gramercy refinery to LSR, higher fuel costs and higher rail fleet costs. Gross margin declined 1.1% as a result of these higher transportation costs.

Selling, general and administrative expense for fiscal 2011 decreased $3.4 million from the prior year primarily due to lower compensation costs of $2.1 million, volume driven selling costs of $0.6 million and lower depreciation expense of $0.4 million. Fiscal 2011’s cost included $0.4 million of severance costs as a result of a reduction in force made in the fourth fiscal quarter.

The Company settled the Port Wentworth property and business interruption insurance claim in the first fiscal quarter of 2010 for $345.0 million, resulting in pretax gains of $278.5 million in fiscal 2010. We incurred $2.2 million of continuing legal costs related to the refinery explosion in fiscal 2011 as compared to $8.6 million of net charges in fiscal 2010. Details of the settlement of the insurance claim are provided in Note 2 to the Consolidated Financial Statements. The Company recorded a $3.7 million charge in refinery explosion related charges during fiscal 2010, related to certain loss-based assessments from the state of Georgia’s Subsequent Injury Trust Fund which are levied based on workers compensation claims paid during a calendar year.

Interest expense increased $0.6 million in fiscal 2011 as compared to fiscal 2010 as a result of higher borrowing balances. Interest income increased by $0.4 million as compared to fiscal 2010 primarily due to interest earned on use tax settlements.

Other income declined by $12.4 million from $5.5 million in fiscal 2010 to a loss of $6.8 million in fiscal 2011, primarily due to operating losses at LSR as well as impairment losses on the LSR and CSI joint ventures. We sold our interests in CSI and LSR in October 2011 and December 2011, respectively.

The Company provided a valuation allowance for the realization of future tax benefits, principally net operating loss carryforwards, reducing the tax benefit recognized from fiscal 2011 pre-tax loss. The ultimate realization of such benefits is dependent on future taxable income, including potential taxable gains on the sales of assets. The Company sold its interest in LSR for $18 million and is investigating strategic alternatives, including the potential sale of its investment in Wholesome Sweeteners. As of September 30, 2011, the Company’s tax basis in LSR and Wholesome was approximately $10 million and $4 million, respectively. To the extent the Company generates future taxable income from operations or asset sales sufficient to utilize some or all of the future tax benefits, the valuation allowance would be reversed, reducing future income tax provisions. Detail of our provision for income taxes, including reconciliation to the statutory federal rates, is provided in Note 9 to the Consolidated Financial Statements.

Fiscal Year Ended September 30, 2010 compared to Fiscal Year Ended September 30, 2009

Continuing Operations

Our income from continuing operations was $136.9 million or $11.33 per diluted share in fiscal 2010, compared to a loss from continuing operations of $23.8 million or $2.03 per diluted share in fiscal 2009. Fiscal 2010 results include pretax gains totaling $278.5 million ($178.9 million after tax) related to the settlement of the property insurance claim relating to the Port Wentworth accident.

During fiscal 2009 and 2010, the domestic raw sugar market was extremely volatile and traded at levels well above historical norms. This volatility has generated significant gains and losses on derivative contracts entered into to hedge raw sugar purchases relating to future periods. These gains and losses did not qualify for hedge accounting treatment and accordingly, are included in operating results as realized.

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

The Company attempted to offset the increase in raw sugar cost by adjusting its sales prices.

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

Raw sugar derivative gains and losses recognized in fiscal 2009 and fiscal 2010 (aggregating $27.9 million and $35.4 million, respectively), which were entered into to hedge future sugar purchases were as follows:

Raw Sugar Futures Derivative Gains (Losses)

(In Millions)

Recognized In					Futures Contract Delivery Period
	Fiscal 2010				Fiscal 2010
Fiscal 2009	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Fiscal 2011 and 2012
$27.9					$8.8	$10.0	$5.7	$2.9	$0.5
	$18.9					7.0	7.9	3.4	0.6
		$(24.8)					(16.1)	(5.7)	(3.0)
			$10.7					5.7	5.0
				$30.6					30.6

					$8.8	$17.0	$(2.5)	$6.3	$33.7

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

Energy costs per cwt for fiscal 2010 were lower than the prior year due to lower natural gas prices and the resumption of coal usage in Port Wentworth. Lower energy costs increased gross margin as a percent of sales by 1.3%. The Port Wentworth refinery has the ability to utilize traditionally lower priced coal as its primary energy source, while the Gramercy refinery exclusively used natural gas. Natural gas usage was 87% of our energy usage in fiscal 2010, compared to 100% in the prior year. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity decreased to $5.04 per mmbtu in the current year as compared to $7.43 per mmbtu for last year.

	Fiscal Year Ended September 30,
	2010		2009
	Volume	Price	Volume	Price
	(000 MMBTU)	(per MMBTU)	(000 MMBTU)	(per MMBTU)
Natural Gas	4,221	$5.04	2,749	$7.43
Coal	635	4.62	—	—

Total	4,855	$4.98	2,749	$7.43

Transportation costs were lower in fiscal 2010, as customer shipments were optimized between Gramercy and Port Wentworth as compared to the longer distances required last year without the benefit of Port Wentworth production. Gross margin improved 1.6% as a result of these lower transportation costs.

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

Detail of our provision for income taxes, including reconciliation to the statutory federal rates, is provided in Note 9 to the Consolidated Financial Statements.

Discontinued Operations

Income from discontinued operations in fiscal 2009 is a result of the resolution of pre-disposal contingencies.

Liquidity and Capital Resources

In May 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement with certain financial institutions as lenders and Bank of America, N.A. as agent (the “Credit Agreement”). The Credit Agreement provides for a $140 million revolving credit facility maturing December 31, 2015, to refinance and replace the Company’s previous credit facility and for various ongoing capital needs of the Company as well as for other general corporate purposes. At September 30, 2011, the Company had $81.8 million of outstanding borrowings under the Credit Agreement and had the capacity under the borrowing base formula to borrow an additional $44.0 million, after deducting outstanding letters of credit totaling $6.5 million. As of December 28, 2011, the Company had $71.3 million of outstanding borrowings and had the capacity to borrow an additional $35.6 million, after deducting outstanding letters of credit totaling $6.9 million.

The Credit Agreement has no financial covenants unless availability (defined as the borrowing base, less actual borrowings and letters of credit) is less than $20 million at any time or less than $25 million for a period of five consecutive business days, in which case a minimum $20 million trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) test would apply until availability has been greater than $30 million for three consecutive months. The

Company maintained availability above these minimum thresholds throughout fiscal 2011 and fiscal 2012 to date and thus the EBITDA covenant has not been applicable. Had this financial covenant applied as of September 30, 2011, EBITDA for the trailing four quarter period would have been $3.3 million and the Company would not have been in compliance with the EBITDA covenant. As a result of the Company’s future cash needs, including for capital expenditures, pension contributions and margin requirements of the commodity futures program, as well as the need to fund possible future operating losses in the event current margin pressures continue, the Company’s borrowing availability in fiscal 2012 and beyond may be reduced to levels that would trigger the applicability of the financial covenants and other restrictions under the Credit Agreement. In such an event, it is possible that the Company will not be in compliance with such covenants and will need to seek a waiver from its lenders in order to avoid an event of default under the Credit Agreement.

In December 2011, the Company and the lenders agreed to an amendment of the Credit Agreement which modified the minimum EBITDA financial covenant subject to an availability trigger, until the earlier of April 15, 2012 or such time as availability exceeds $50 million. The amendment includes an additional provision which has the effect of reducing the amount available to borrow under the borrowing base formula by $10 million while the modified EBITDA covenant is in effect. The Company is reviewing opportunities to improve its liquidity, including potential asset sales. In December 2011 the Company sold its one third interest in LSR rather than make additional capital contributions necessitated by the financial condition of the venture. The sales price for the Company’s one-third interest and certain other assets was $18.0 million with $14.2 million received at closing and the balance payable over the next 21 months. The Company is exploring with its partner the potential of selling their interests in Wholesome Sweeteners to a third party. Pursuant to the Wholesome joint venture agreement, if a third party agrees to pay a specified minimum price for Wholesome, subject to certain conditions, both the Company and its joint venture partner could be required to sell their interests. There can be no assurance that any transaction to sell the Company’s interest in Wholesome will occur.

The Company did not furnish audited financial statements for the fiscal year ended September 30, 2011 to the agent within 90 days of year end as required in the credit agreement because the audited financial statements of LSR were not yet available. The Company has obtained a waiver and extension of this requirement.

Advances under the Credit Agreement are subject to a borrowing base which specifies advance rates against eligible receivables and inventory, as well as advances against property, plant and equipment. The facility is secured by the cash and cash equivalents, accounts receivable, inventory, substantially all property, plant and equipment and certain investments of the Company and its domestic subsidiaries. All domestic subsidiaries of the Company are borrowers or guarantors under the new facility. Interest rates under the amended Credit Agreement are LIBOR plus a margin that varies (with availability as defined) from 2.25% to 3.25%, or the base rate (Bank of America prime rate) plus a margin of 1.00% to 2.00%. Although the final maturity of the new facility is December 31, 2015, the Company classifies debt under the facility as current, as the Credit Agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to the Company’s cash receipts.

The Credit Agreement contains covenants limiting the Company’s ability to, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	make investments;

•	change its fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

The Credit Agreement limits the Company’s ability to pay dividends or repurchase stock if availability, after adjustment on a pro forma basis for such transaction, is less than $30 million. Notwithstanding this limitation, the Company may pay cash dividends up to $2 million per year. The December 2011 amendment to the Credit Agreement prohibits the payment of dividends so long as the modified EBITDA covenant is in effect.

The Credit Agreement also includes customary events of default, including a change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

The Company is reviewing potential operating and capital improvements in the utilities, refinery operations and water management areas of the Port Wentworth refinery, to improve operating performance. Additionally, in connection with the consent order entered into with the State of Georgia Department of Natural Resources, we are obligated to undertake an engineering study and complete improvements at the refinery to maintain compliance with storm and cooling water discharge permits by 2014. While the impact of these capital requirements cannot be estimated at this time, the Company expects capital expenditure levels to remain above historical replacement capital levels for at least the next two years.

Our capital expenditures during fiscal 2011 were $24.8 million related primarily to safety improvements and normal equipment replacement and included amounts to make improvements to the Gramercy facility prior to the January 1, 2011 contribution to LSR. Capital expenditures in fiscal 2012 are expected to total between $20 and $25 million, related primarily to safety, environmental, process improvement and equipment replacement projects.

Pension liabilities of $101.7 million, along with a $12.2 million liability for postretirement and post employment medical benefits and deferred compensation liabilities of $7.6 million, comprised the substantial portion of the non-current deferred employee benefits and other liabilities at September 30, 2011.

Our contributions to company-sponsored pension plans totaled $15.8 million in fiscal 2011 and are expected to total approximately $15.9 million in fiscal 2012. Based on the fair value of plan assets and interest rates as of September 30, 2011, assuming no change in future interest rates and assuming the plans’ assets grow at 7.0% per year, we estimate that our required contributions in future fiscal years will approximate $20.3 million in 2013, $20.0 million in 2014, $15.7 million in 2015 and $9.5 million in 2016.

The Board of Directors of the Company suspended its payment of a quarterly dividend in November 2011. Prior to that date, the Company had paid a regular quarterly dividend since December 2004, most recently at the quarterly rate of $0.02 per share.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

The following table provides a summary of contractual commitments as of September 30, 2011, for the periods indicated:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Millions of Dollars)
Long-term Debt Payments	$—	$—	$—	$—	$—
Operating Leases	6.7	3.1	3.6	—	—
Revolving Credit Line Payments	81.8	81.8	—	—	—
Purchase Obligations:
Sugar(1)	1,425.3	251.8	260.8	260.8	651.9
Other(2)	24.4	24.4	—	—	—

Total Purchase Obligations	1538.2	361.1	264.4	260.8	651.9
Other Long-term Liabilities Reflected on Balance Sheet Under GAAP(3)	7.6	0.8	1.5	1.4	3.9

Total	$1545.8	$361.9	$265.9	$262.2	$655.8

(1)	Includes an estimated price for variably priced sugar contracts; actual price paid in the future will vary and such variance may be significant. Does not include raw sugar futures contracts which are not expected to result in actual delivery.
(2)	Includes open purchase orders for the purchase of goods and services issued in the ordinary course of business.
(3)	Includes projected future benefit payments for deferred compensation programs for certain current and former employees. Does not include pension and postretirement benefit costs. See Note 10 to the Consolidated Financial Statements.

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

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements for fiscal 2011. The following is a summary of the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Allowance for Trade Promotions and Coupon Redemptions: Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reduction for the sale of our products to consumers, reimbursement of customer paid advertising and amounts paid to obtain favorable display positions in retailers’ stores. Accruals for trade promotions are recorded at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us or by direct payment to customers. From time to time, we distribute coupons to consumers for our branded retail products, and accrue a liability for the estimated redemption costs based on historical rates. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers and the actual cost of coupon programs is dependent on actual consumer redemption rates. Allowances for trade promotions and coupon redemptions recorded in the balance sheet at September 30, 2011 totaled $5.6 million. Final determination of trade promotion allowances and coupon redemption may result in adjustments in future periods.

Defined Benefit and Medical Retirement Plans: The plan obligations and related assets of defined benefit and medical retirement plans are presented in Note 10 to the Consolidated Financial Statements. Pension plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined based on consultation with actuaries and are based in part on a number of assumptions we provide. Key assumptions in measuring the plan obligations include the discount rate, retirement rates, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. In determining the discount rate, we use a yield based on market bond issues with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. At September 30, 2011, the actuarial assumptions for our plans were: discount rate of 4.61%; long-term rate of return on plan assets of 7.00%; and healthcare cost trend rate ranging from 5.00% to 8.50%. A 1% change in the discount rate would change our recorded pension obligations by approximately $23 million, while a 1% change in the assumed rate of return on assets would change annual costs by $1.5 million. The impact of changes in healthcare trend rates is described in Note 10 to the Consolidated Financial Statements.

Hedge Accounting Estimates: The Company uses raw sugar futures contracts to hedge commodity price risk in forecasted raw sugar purchases. In order to apply hedge accounting to the gains and losses arising from the change in fair value of these derivative instruments, the Company must be able to reasonably estimate the amount and timing of future raw sugar purchases. The Company has applied hedge accounting to the change in fair value of raw sugar derivatives and deferred $10.1 million of gains in Other Comprehensive Income.

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

Impairments: The Company conducts impairment tests on assets whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. An asset is determined to be unrecoverable if the sum of the undiscounted cash flows from the use or disposition of the asset does not exceed the carrying amount of the asset. If an asset is determined to be unrecoverable, the Company will then determine the fair value of the asset and record an impairment charge to reduce the carrying amount to the fair value of the asset. The Company sold its interest in Comercializadora Santos Imperial S. de R.L. de C.V. in October 2011 and its interest in Louisiana Sugar Refining, LLC in December 2011. For the year ended September 30, 2011, the Company recorded impairment charges of $7.1 million on its investments in Comercializadora Santos Imperial S. de R.L. de C.V. and Louisiana Sugar Refining, LLC based on the net realizable value from these transactions.

Accounting for Income Taxes: Accounting for income taxes requires significant judgment in estimating the probability of the future tax benefit expected to be realized from future tax deductions attributable to temporary differences and loss carryforwards. We concluded that future tax benefits of all tax deductions from temporary book/tax differences and loss carryforwards which are not offset by tax liabilities for uncertainties more likely than not will not be realized in future years. Additionally, the final resolution of certain tax positions we have taken or expect to take in filed tax returns is sometimes uncertain, and may be subject to adjustment in future periods. We evaluate the likelihood that a filed position will ultimately be sustained, and have recorded a liability of $5.0 million for such uncertainties. The ultimate resolution of these uncertainties may require an adjustment to this recorded amount.

New Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards are similar. This guidance limits the highest and best use measure to non-financial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis. The guidance also expands disclosures of Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, and a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. This guidance is effective for the Company in the second quarter of fiscal 2012. The implementation of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for the Company in the first quarter of fiscal 2013 and should be applied retrospectively. The implementation of this guidance will only change the presentation of comprehensive income. It will not have an impact on the Company’s financial position or results of operations.

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

The information in the table below presents our domestic and world raw sugar futures positions outstanding as of September 30, 2011.

	Expected Maturity Fiscal 2012	Expected Maturity Fiscal 2013
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	3,732,000	90,000
Weighted Average Contract Price (per cwt)	$36.40	$34.91
Contract Amount	$135,828,000	$3,128,000
Weighted Average Fair Value (per cwt)	$37.73	$37.03
Fair Value	$140,810,000	$3,318,000

Expected Maturity Fiscal 2012
World Futures Contracts (net long positions):
Contract Volumes (cwt)	22,000
Weighted Average Contract Price (per cwt)	$25.74
Contract Amount	$577,000
Weighted Average Fair Value (per cwt)	$25.29
Fair Value	$566,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At September 30, 2010, our domestic futures position was a net long position of 3,645,000 cwt at an average contract price of $29.10 and an average fair value price of $35.07. Our world futures position at September 30, 2010 was a net long position of 647,000 cwt at an average contract price of $23.26 and an average fair value price of $23.48.

The information in the table below presents our natural gas futures positions outstanding as of September 30, 2011.

Expected Maturity Fiscal 2012
Futures Contracts (long positions):
Contract Volumes (mmbtu)	590,000
Weighted Average Contract Price (per mmbtu)	$4.62
Contract Amount	$2,723,000
Weighted Average Fair Value (per mmbtu)	$4.04
Fair Value	$2,386,000

At September 30, 2010, our natural gas futures position was a long position of 490,000 mmbtu with an average contract price of $4.82 and an average fair value price of $4.14.

The Company had $81.8 million of borrowings on its revolving credit facility outstanding at September 30, 2011 which matured within 30 days.

ITEM 8. Financial Statements and Supplementary Data

See the index of financial statements and financial statement schedules under “Item 15. Exhibits, Financial Statement Schedules.”

Unaudited quarterly financial data for the last eight fiscal quarters is as follows (in thousands of dollars, except per share amounts):

	Fiscal Year 2011
	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net Sales	$227,389	$192,166	$196,985	$231,436
Gross Margin	(3,692)	10,297	(12,070)	(8,066)
Net Income (Loss)	(8,915)	4,155	(16,084)	(32,549)
Earnings Per Share:
Net Income (Loss):
Basic	$(0.75)	$0.35	$(1.35)	$(2.73)
Diluted	$(0.75)	$0.34	$(1.35)	$(2.73)
Cash Dividends Paid	$0.02	$0.02	$0.02	$0.02

	Fiscal Year 2010
	Quarter Ended
	December 31, 2009(1)(2)	March 31, 2010(2)	June 30, 2010(2)	September 30, 2010(2)
Net Sales	$173,779	$208,863	$260,978	$264,413
Gross Margin	12,400	(40,847)	1,910	7,268
Net Income (Loss)	178,116	(33,264)	(5,687)	(2,305)
Earnings Per Share:
Net Income (Loss)
Basic	$15.11	$(2.82)	$(0.48)	$(0.19)
Diluted	$14.84	(2.82)	$(0.48)	$(0.19)
Cash Dividends Paid	$0.02	$0.02	$0.02	$0.02

(1)	Includes $278.5 million of gains recognized on settlement on insurance claims.
(2)	Includes gains (losses) on derivative contracts intended to hedge future raw sugar costs of $18.9 million in the first quarter, ($24.8) million in the second quarter, $10.7 million in the third quarter and $30.6 million in the fourth quarter of fiscal 2010.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting as of September 30, 2011 can be found under “Item 15. Exhibits, Financial Statements Schedules.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

ITEM  11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

ITEM 14. Principal Accountant Fees and Services

Information regarding our executive officers is included in Part I of this report. The other information required by Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2011, and is incorporated in this report by reference.

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

*†10(c)(1)

Imperial Sugar Company Long Term Incentive Plan as amended and restated effective December 9, 2010 (previously filed as Exhibit 10.1 to the Form 8-K dated February 22, 2011 and incorporated herein by reference).

*†10(c)(3)	Specimen of Imperial Sugar Company Long Term Incentive Plan Non Qualified Stock Option Award Agreement (previously filed as Exhibit 10(e)(2) to the 2005 Form 10-K and incorporated herein by reference).

*10(d)(1)	Second Amended and Restated Loan and Security Agreement dated May 18, 2011, among Imperial Sugar Company and certain of its subsidiaries as Borrowers or as Guarantors and certain financial institutions as Lenders and Bank of America as Agent (previously filed as Exhibit 10.1 to the Form 8-K dated May 23, 2011 and incorporated herein by reference).

10(d)(2)	First Amendment to Second Amended and Restated Loan and Security Agreement dated December 29, 2011.

†10(e)	Summary of Imperial Sugar Company Management Incentive Plan for fiscal 2011 and 2012.

*10(f)	Member Contribution Agreement dated as of November 19, 2009 by and among Louisiana Sugar Refining, LLC, Imperial-Savannah LP, Sugar Growers and Refiners, Inc., and Cargill, Incorporated (previously filed as Exhibit 2.1 to the Form 8-K dated November 19, 2009 and incorporated herein by reference).

*14	Code of ethics (previously filed as Exhibit 14 to the 2010 Form 10-K and incorporated herein by reference).

*21	Subsidiaries of Imperial Sugar Company (previously filed as Exhibit 21 to the 2009 Form 10-K and incorporated by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2011 and 2010; (ii) Consolidated Statements of Operations for the twelve months ended September 30, 2011, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the twelve months ended September 30, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the twelve months ended September 30, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

*	Indicates we have previously filed the exhibit with the SEC as indicted in the document description. We incorporate those previously filed exhibits in this report by reference.
†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 5, 2012.

IMPERIAL SUGAR COMPANY

By:	/s/ JOHN C. SHEPTOR
John C. Sheptor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 5, 2012

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including Imperial Sugar Company’s principal executive officer and principal financial and accounting officer, is responsible for establishing and maintaining adequate internal control over Imperial Sugar Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Sugar Company’s internal control over financial reporting was effective as of September 30, 2011.

The effectiveness of our internal control over financial reporting as of September 30, 2011, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ JOHN C. SHEPTOR	/s/ H.P. MECHLER
John C. Sheptor	H.P. Mechler
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the internal control over financial reporting of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2011 of the Company and our report dated January 5, 2012 expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs relating to the Company’s operating losses, pension plan contributions and capital expenditures that have consumed a significant amount of the Company’s liquidity and that raises substantial doubt about its ability to continue as a going concern and relating to the explosion and fire on February 7, 2008 at the Company’s sugar refinery in Port Wentworth, Georgia.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
January 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Imperial Sugar Company

Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Imperial Sugar Company and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Louisiana Sugar Refining, LLC (“LSR”) (an equity method investee). The Company’s equity of $15,903,000 in LSR’s net assets at September 30, 2011, and of ($8,858,000) in LSR’s net loss for the respective year then ended is included in the accompanying consolidated financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Louisiana Sugar Refining, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company experienced an explosion and fire on February 7, 2008 at its sugar refinery in Port Wentworth, Georgia, in which the refinery’s bulk storage silos and virtually its entire packaging capabilities were destroyed.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s operating losses, pension plan contributions and capital expenditures have consumed a significant amount of the Company’s liquidity. As a result, the Company could trigger the applicability of the financial covenants and other restrictions under the credit agreement for which it will need to seek a waiver from its lenders in order to avoid an event of default under the credit agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 5, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting, based on our audit and the report of the other auditors.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

January 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Louisiana Sugar Refining, LLC

We have audited the balance sheet of Louisiana Sugar Refining, LLC (the Company) as of September 30, 2011, and the related statements of operations, changes in members’ equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisiana Sugar Refining, LLC at September 30, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New Orleans, Louisiana

January 5, 2012

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$134	$22,750
Marketable Securities	206	198
Accounts Receivable, Net	55,622	55,093
Inventories:
Finished Products	31,268	30,526
Raw and In-Process Materials	21,966	67,133
Supplies	17,355	15,716

Total Inventory	70,589	113,375
Prepaid Expenses and Other Current Assets	59,155	40,949

Total Current Assets	185,706	232,365
Other Investments	38,577	15,952
Property, Plant and Equipment, Net	251,009	280,211
Deferred Income Taxes, Net	11,034	10,624
Other Assets	4,095	2,414

Total	$490,421	$541,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable:
Raw Sugar	$23,461	$81,673
Other Trade	13,367	28,326

Total Accounts Payable	36,828	109,999
Borrowing under Revolving Credit Line	81,843	22,000
Deferred Income Taxes, Net	8,313	11,427
Other Current Liabilities	74,200	54,189

Total Current Liabilities	201,184	197,615

Deferred Employee Benefits and Other Liabilities	127,783	125,219
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,223,978 and 12,145,098 Shares Issued and Outstanding at September 30, 2011 and 2010	131,572	130,168
Retained Earnings	109,463	163,834
Accumulated Other Comprehensive Loss	(79,581)	(75,270)

Total Shareholders’ Equity	161,454	218,732

Total	$490,421	$541,566

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2011	2010	2009
	(In Thousands of Dollars, Except Share and Per Share Amounts)
Net Sales	$847,976	$908,033	$522,563
Business Interruption Insurance Recovery	—	84,677	—
Cost of Sales (includes depreciation of $21,034,000, $21,776,000 and $12,356,000 for the years ended September 30, 2011, 2010 and 2009, respectively)	(861,507)	(927,302)	(511,510)
Selling, General and Administrative Expense (includes depreciation of $823,000, $1,261,000 and $1,923,000 for the years ended September 30, 2011, 2010 and 2009, respectively)	(38,013)	(41,434)	(45,760)
Refinery Explosion Related Charges, Net	(2,222)	(8,600)	(53,793)
Insurance Recoveries Recognized	—	193,796	30,404
Gain on Contribution of Assets to Joint Venture	3,598	—	—
Gain on Litigation Settlement	—	—	16,148

Operating Income (Loss)	(50,168)	209,170	(41,948)
Interest Expense	(2,307)	(1,721)	(1,474)
Interest Income	404	52	489
Other Income (Loss), Net	(6,818)	5,542	3,048

Income (Loss) from Continuing Operations Before Income Taxes	(58,889)	213,043	(39,885)
Benefit (Provision) for Income Taxes (includes a valuation allowance of $17,321,000 for the year ended September 30, 2011)	5,496	(76,183)	16,058

Income (Loss) from Continuing Operations	(53,393)	136,860	(23,827)
Income (Loss) from Discontinued Operations	—	—	644

Net Income (Loss)	$(53,393)	$136,860	$(23,183)

Basic Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(4.49)	$11.59	$(2.03)
Income (Loss) from Discontinued Operations	—	—	0.05

Net Income (Loss)	$(4.49)	$11.59	$(1.98)

Diluted Earnings (Loss) per Share of Common Stock:
Income (Loss) from Continuing Operations	$(4.49)	$11.33	$(2.03)
Income (Loss) from Discontinued Operations	—	—	0.05

Net Income (Loss)	$(4.49)	$11.33	$(1.98)

Weighted Average Shares Outstanding:
Basic	11,899,820	11,805,587	11,721,357

Diluted	11,899,820	12,082,000	11,721,357

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands of Dollars)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive	Total
BALANCE September 30, 2008	11,964,927	125,992	53,823	(35,745)	144,070
Comprehensive Loss:
Net Loss			(23,183)		(23,183)
Change in Derivative Fair Value (Net of Tax of $1,845)				(3,262)	(3,262)
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $2,691)				4,757	4,757
Foreign Currency Translation Adjustment (Net of Tax of $54)				(96)	(96)
Change in Pension and Other Postretirement Benefits Liability (Net of Tax of $20,247)				(35,796)	(35,796)

Total Comprehensive Loss					(57,580)
Adjustments to Apply Measurement Date Change for Pension and Other Postretirement Benefits (Net of Tax of $126)			(629)	233	(396)
Dividends ($0.18 per share)			(2,089)		(2,089)
Stock Options Exercised and Restricted Stock Grants, Net	61,427	2,429			2,429

BALANCE September 30, 2009	12,026,354	128,421	27,922	(69,909)	86,434
Comprehensive Income:
Net Income			136,860		136,860
Change in Derivative Fair Value (Net of Tax of $688)				(1,233)	(1,233)
Reclassification from Accumulated Other Comprehensive Income to Net Income (Net of Tax of $540)				967	967
Foreign Currency Translation Adjustment (Net of Tax of $89)				160	160
Change in Pension and Other Postretirement Benefits Liability (Net of Tax of $2,933)				(5,255)	(5,255)

Total Comprehensive Income					131,499
Dividends ($0.08 per share)			(948)		(948)
Restricted Stock Grants, Net	118,744	1,747			1,747

BALANCE September 30, 2010	12,145,098	$130,168	$163,834	$(75,270)	$218,732
Comprehensive Loss:
Net Loss			(53,393)		(53,393)
Change in Derivative Fair Value				19,335	19,335
Reclassification from Accumulated Other Comprehensive Income to Net Income				(8,855)	(8,855)
Foreign Currency Translation Adjustment				(72)	(72)
Change in Pension and Other Postretirement Benefits Liability				(14,719)	(14,719)

Total Comprehensive Loss					(57,704)
Dividends ($0.08 per share)			(978)		(978)
Restricted Stock Grants, Net	78,880	1,404			1,404

BALANCE September 30, 2011	12,223,978	$131,572	$109,463	$(79,581)	$161,454

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2011	2010	2009
	(In Thousands of Dollars)
Operating Activities:
Net Income (Loss)	$(53,393)	$136,860	$(23,183)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	21,857	23,037	14,279
Deferred Income Taxes	(5,496)	75,970	(16,032)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income (Loss)	(8,855)	1,506	7,448
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	19,335	(1,922)	(5,108)
Gain on Contribution of Assets to Joint Venture	(3,598)	—	—
Equity (Earnings) Loss in Unconsolidated Investees	499	(4,435)	(2,481)
Impairment of Investments in Unconsolidated Investees	7,123	—	—
Income from Discontinued Operations	—	—	(644)
Stock-Based Compensation Expense	2,173	1,992	2,502
Reduction of Fair Value of Guarantee	(700)	—	—
Excess Tax Benefits from Stock-Based Compensation	379	39	141
Savannah Event Related Impairment Charges:
Inventory destroyed or damaged	—	—	1,639
Property Plant and Equipment	—	—	405
Insurance Recoveries Recognized	—	(278,473)	(30,404)
Advances from Insurance Carriers	—	—	60,000
Other	408	254	(174)
Changes in Operating Assets and Liabilities:
Accounts Receivable	949	(20,492)	(6,137)
Income Tax Receivable	—	—	12,704
Inventories	42,786	(1,100)	(13,966)
Prepaid Expenses and Other Assets	3,221	(2,710)	(5,789)
Accounts Payable, Raw Sugar	(58,212)	38,888	12,767
Accounts Payable, Other Trade	(8,980)	5,891	(2,423)
Other Liabilities	(14,960)	(7,242)	(4,829)

Net Cash Provided by (Used in) Continuing Operations	(55,464)	(31,937)	715

Net Cash Provided by Discontinued Operations	—	—	1,015

Net Cash Provided by (Used in) Operating Activities	(55,464)	(31,937)	1,730

Investing Activities:
Capital Expenditures	(24,803)	(72,337)	(160,762)
Advances from Insurance Carriers	—	51,000	134,000
Proceeds from Sale of Marketable Securities	—	—	7,754
Proceeds from Sales of Assets	—	—	538
Other	(369)	(266)	(7)

Net Cash (Used in) Investing Activities	(25,172)	(21,603)	(18,477)

Financing Activities:
Borrowing (Repayments) under Revolving Credit Line, Net	59,843	(38,000)	60,000
Cash Dividends	(1,054)	(1,050)	(2,319)
Stock Option and Warrant Proceeds	—	—	79
Excess Tax Benefits from Stock-Based Compensation	(379)	(39)	(141)
Other	(390)	(205)	(11)

Net Cash Provided by (Used in) Financing Activities	58,020	(39,294)	57,608

Increase (Decrease) in Cash and Cash Equivalents	(22,616)	(92,834)	40,861
Cash and Cash Equivalents, Beginning of Period	22,750	115,584	74,723

Cash and Cash Equivalents, End of Period	$134	$22,750	$115,584

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$—	$2,992	$19,330

Purchase of Property, Plant and Equipment on Account	$1,008	$6,797	$28,718

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011, 2010 and 2009

1. ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Imperial Sugar Company and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products. The Company has evaluated subsequent events through the date the financial statements were issued.

The consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. However events and circumstances described below create substantial doubt about the Company’s ability to continue as a going concern.

The Company’s revolving credit agreement requires the maintenance of certain minimum availability levels or requires the Company to meet a financial covenant related to a minimum earnings level. Operating losses, pension plan contributions and capital expenditures have consumed a significant amount of the Company’s liquidity. While the minimum availability levels under the credit agreement have not been breached, future cash needs, including capital expenditures, pension contributions and margin requirements of the commodity futures program, as well as the need to fund possible future operating losses in the event current margin pressures continue, the Company’s borrowing availability in fiscal 2012 and beyond may be reduced to levels that would trigger the applicability of the financial covenants and other restrictions under the credit agreement. In such an event, it is possible that the Company will not be in compliance with such covenants and will need to seek a waiver from its lenders in order to avoid an event of default under the credit agreement. There is no assurance that such a waiver will be obtained from our lenders or that the lenders would not condition a waiver on the Company’s agreement to terms that could materially limit the Company’s ability to make additional borrowings or that could be otherwise disadvantageous.

The Company is attempting to enhance operating cash flow by increasing sales prices and improving operating efficiencies, and is reviewing opportunities to improve its liquidity, including potential sale of assets. In December 2011 the Company sold its one-third interest in Louisiana Sugar Refining, LLC (“LSR”) rather than make additional capital contributions necessitated by the financial condition of the venture. The sales price for the Company’s one-third interest and certain other assets was $18.0 million with $14.2 million received at closing and the balance payable over the next 21 months. The Company is exploring with its partner the potential of selling their interests in Wholesome Sweeteners, Inc. (“Wholesome”) to a third party. Pursuant to the Wholesome joint venture agreement, if a third party agrees to pay a specified minimum price for Wholesome, subject to certain conditions, both the Company and its joint venture partner could be required to sell their interests. However, there is no assurance that these steps will be successful or will improve the Company’s financial condition sufficiently to avoid the consequences under the bank credit agreement described above.

The Company’s continuation as a going concern is dependant upon its ability to generate sufficient cash flows from operations or increase its liquidity through asset sales in order to meet its obligations as they become due. The consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded assets or amounts and reclassification of liabilities that may result from these uncertainties should the Company be unable to continue as a going concern.

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

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

Inventories

Inventories are stated at the lower of cost or market. Cost of raw sugar, including the raw sugar component of refined sugar, is determined under the last-in, first-out (LIFO) method. All other costs are determined under the first-in, first-out (FIFO) or average method. LIFO inventory at September 30, 2011 and 2010 was $24.2 million and $33.1 million lower than the amount which would be reported on the FIFO inventory valuation method. Sugar inventory quantities at September 30, 2011 and 2010 declined below the level at the beginning of the year, resulting in the liquidation of a LIFO inventory layer with a cost approximately $30.5 and $3.4 million, respectively below the cost of current purchases. Raw and in-process materials include $2.3 million and $3.1 million of in-process materials at September 30, 2011 and 2010. Supplies inventory includes operating and packaging supplies as well as maintenance parts utilized in the Company’s manufacturing operations. Obsolescence reserve for supplies inventory was $1.5 million at September 30, 2011 and $1.7 million at September 30, 2010.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

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

September 30, 2011, 2010 and 2009

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

New Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards are similar. This guidance limits the highest and best use measure to non-financial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis. The guidance also expands disclosures of Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, and a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. This guidance is effective for the Company in the second quarter of fiscal 2012. The implementation of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for the Company in the first quarter of fiscal 2013 and should be applied retrospectively. The implementation of this guidance will only change the presentation of comprehensive income. It will not have an impact on the Company’s financial position or results of operations.

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

	Insurance Recovery	Previously Recognized	Recognized in Fiscal 2010
Business interruption	$84.7	—	$84.7
Property replacement cost	212.4	$23.2	189.2
Payroll and other incurred costs	47.9	43.3	4.6

Total	$345.0	$66.5	$278.5

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

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

3. CONTINGENCIES

The Company is party to a number of claims, including five remaining lawsuits brought on behalf of five employees or their families, for injuries and losses suffered as a result of the 2008 Port Wentworth refinery industrial accident. All of the lawsuits are pending in the State Court of Chatham County, Georgia. None of the lawsuits demand a specific dollar amount of damages sought by the plaintiffs. The Company has workers compensation insurance which provides for coverage equal to the statutory benefits provided to workers under state law. Additionally, the Company’s general liability policy provides for coverage for damages to third parties up to a policy limit of $101 million.

The Company previously settled forty-three lawsuits related to the accident. On October 19, 2011, the attorneys representing the plaintiffs in the lawsuits remaining at that time submitted a time-limited global settlement offer to resolve these lawsuits for a sum within the Company’s remaining limits of insurance. Two of the three insurers who issued the insurance policies representing the Company’s remaining limits of insurance, American Guarantee & Liability Insurance Company (“AGLIC”) and St. Paul Fire & Marine Insurance Company (“St. Paul”), elected not to respond to this settlement offer by its deadline. The Company has notified AGLIC and St. Paul that due to their failure to settle the remaining lawsuits within the Company’s available limits of insurance pursuant to the global settlement offer, the Company will seek to hold them responsible for damages due to their negligent failure to settle and bad faith in the event verdicts or settlements in the remaining lawsuits are in excess of the Company’s limits of insurance.

While the Company believes, based on the facts of these cases, that claims by employees and certain contractors are limited to benefits provided under Georgia workers compensation law, the ultimate resolution of these matters could result in liability in excess of the amount accrued. The Company believes the likelihood of the aggregate liability, including the amounts paid in the previous settlements, exceeding the $101 million policy limit is remote.

The Company was named as a defendant in a lawsuit filed by one of its excess general liability insurers, AGLIC, in the U.S. District Court for the Northern District of Georgia on August 19, 2011, and styled as American Guarantee & Liability Insurance Company v. Imperial Sugar Company, et al., Civil Action No. 1:11-CV-2778-WSD (the “Georgia Lawsuit”). AGLIC seeks in the Georgia Lawsuit: (1) a judicial declaration that the AGLIC policy does not cover the Company’s defense expenses incurred though the defense of various claims arising from the industrial accident that occurred at its plant located in Port Wentworth, Georgia (the “Port Wentworth Claims”) in 2008; and (2) an equitable accounting of the settlements of certain of the Port Wentworth Claims that were settled using proceeds provided by the primary and umbrella layers of liability policies and the workers compensation policy issued by Chartis-affiliated insurers. In its briefing concerning its claim for an equitable accounting, AGLIC asserts that the coverage provided by the underlying Chartis policies may have been improperly exhausted and that, therefore, the AGLIC policy may not be available to cover the remaining Port Wentworth Claims. AGLIC shares on a 50/50 pro-rata basis with St. Paul the final $50 million layer of excess liability coverage available to the Company for the Port Wentworth Claims. St. Paul was also named as a defendant in the Georgia Lawsuit and has asserted a cross claim against the Company, which seeks a judicial declaration that the St. Paul policy does not cover the Company’s defense expenses incurred in connection with the Port Wentworth Claims. St. Paul has not asserted any improper exhaustion claim but has stated that it reserves its rights regarding whether the underlying policies were properly exhausted. On December 9, 2011, the Court issued an order denying the Company’s motion to dismiss the Georgia Lawsuit and holding that the Georgia Lawsuit was not wrongfully filed by AGLIC and that venue for the dispute is proper in the U.S. District Court for the Northern District of Georgia. On December 16, 2011, the court held a hearing regarding AGLIC’s claim for an equitable accounting and, at that hearing, ruled that AGLIC and the Company should seek additional information and documents pertaining to the accounting issue from Chartis. On December 23, 2011, the Company filed its answer to the complaint, counterclaims and cross claims against AGLIC and St. Paul, respectively, asserting, among other claims that (1) AGLIC and St. Paul have breached their insurance policies by wrongfully denying coverage for the Company’s defense expenses incurred as a result of the Port Wentworth Claims; and (2) AGLIC’s and St. Paul’s breaches amount to bad faith under Texas law.

On August 23, 2011, the Company filed a lawsuit against AGLIC and St. Paul in the U.S. District Court for the Southern District of Texas, styled Imperial Sugar Company v. American Guarantee & Liability Insurance Company and St. Paul Fire & Marine Insurance Company, Civil Action No. 4:11-cv-3081 (the “Texas Lawsuit”), asserting, among other claims, that: (1) AGLIC and St. Paul have breached the AGLIC and St. Paul insurance policies by wrongfully denying coverage for the Company’s defense expenses incurred as a result of the Port Wentworth Claims; and (2) that AGLIC’s and St. Paul’s breaches amount to bad faith under Texas law. On December 13, 2011, without ruling on AGLIC’s motion to dismiss for failure to state a claim for relief, the U.S. District Court for the Southern District of Texas issued an order transferring the Texas Lawsuit to the U.S. District Court for the Northern District of Georgia. The Texas Lawsuit and the Georgia Lawsuit have since been consolidated into a single lawsuit pending before the U.S. District Court for the Northern District of Georgia.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

In December 2010, AdvancePierre Foods, Inc. (“Pierre”) filed suit against the Company and its distributor, Evergreen Sweeteners, Inc. in the United States District Court for the Western District of North Carolina seeking damages in connection with sugar that had been voluntarily recalled by the Company in July 2010 (“Voluntary Recall”). In November, 2011, the Company settled the Pierre lawsuit and two other property damage claims relating to Voluntary Recall. The sums paid to settle the Pierre lawsuit and the two other property damage claims were paid by three insurers, except for a payment of approximately $5,200 which was paid by the Company.

In December 2010, the Louisiana Department of Environmental Quality (“LDEQ”) issued a Consolidated Compliance Order and Notice of Potential Penalty to the Company alleging violations of state environmental regulations and the terms of the wastewater discharge permit for the Company’s Gramercy, Louisiana refinery. The alleged violations relate to the release of foam into waters of the state and exceedances of applicable criteria for dissolved oxygen and pH. The Company investigated the alleged violations, took measures to cease and contain the foam discharge, and coordinated with the LDEQ to develop and implement a plan to remove and dispose of the foamy material and achieve and maintain compliance with applicable legal requirements. In December 2011, the Company reached an agreement in principle with LDEQ to settle the allegations of violation of environmental regulations, which is subject to execution of a settlement agreement. Without admitting liability, the Company agreed to a settlement amount of $6,000 plus a payment of $4,770 for response costs.

On August 11, 2011, the Georgia Environmental Protection Division (“EPD”) issued to the Port Wentworth facility a Notice of Violation (the “NOV”) regarding the Company’s semi-annual air permit report for the first six months of 2011. The Company reported periodic emissions of nitrogen oxides from a boiler above the permit limit. In addition, the Company reported several maintenance, repair, and other issues that had affected the boiler operations and that corrective measures had been taken. EPD requested further information which was provided, including that total excess emissions were minimal and had no significant impact on air quality. In December 2011, the Company reached an agreement in principle with EPD to settle the NOV, which is subject to execution of a consent order. Without admitting liability, the Company agreed to pay a settlement amount of $6,000 and submit a written plan for manually maintaining control over natural gas operation of the boiler.

In November 2010, the Company filed suit in the Fort Bend County, Texas District Court against Hills Fuel Company (“Hills”), its supplier of coal, for breach of contract. On August 25, 2011, the Company and Hills settled the lawsuit by amending the current coal supply agreement to, among other things, extend the term of the agreement and reduce the price payable by the Company for purchases of coal.

In March 2011, the Company filed suit in the United States District Court for the Southern District of Texas against Southern Systems, Inc. (“SSI”), the contractor who constructed the conditioning silos at the Company’s Port Wentworth refinery, for breach of contract. The lawsuit seeks damages for deficiencies in construction of the conditioning silos. In June 2011, SSI filed a counterclaim against the Company for $3.5 million for work it allegedly performed and was not paid. The lawsuit is in discovery and the Company is unable to predict the ultimate outcome of this matter.

In May 2011, the Company joined seven cane and beet sugar producers and two sugar industry trade associations as plaintiffs in a lawsuit filed against six producers of high fructose corn syrup (the “Member Companies”) and the Corn Refiners Association (the “CRA”) (collectively, the “HFCS Defendants”) in the United States District Court for the Central District of California regarding advertising and marketing of high fructose corn syrup. The lawsuit initially alleged violations of the federal Lanham Act and state law by the HFCS Defendants in marketing and advertising high fructose corn syrup as a natural product equivalent to cane and beet sugar. The lawsuit seeks money damages and injunctive relief. On October 21, 2011, the Court issued an order on the motion to dismiss the amended complaint filed by the HFCS Defendants, denying the motion as to the CRA, granting the motion as to the Member Companies, and giving plaintiffs leave to amend their complaint to set forth additional allegations regarding the Member Companies. On the same day, the Court issued a separate order on a motion filed only by the CRA, dismissing the state law claim for unfair competition. On November 18, 2011, the plaintiffs filed an amended complaint naming the Member Companies as defendants on the federal Lanham Act claim to which the Member Companies have filed a motion to dismiss. The lawsuit remains ongoing, and the Company is unable to predict the ultimate outcome of this matter.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

On August 30, 2011, a shareholder of the Company filed a putative class action lawsuit in the United States District Court for the Southern District of Texas, styled as Dawes v. Imperial Sugar Company, et al., Civil Action No. 4:11-cv-03250, alleging that the Company, its current President and Chief Executive Officer, and its current Senior Vice President and Chief Financial Officer, violated the federal securities laws. On September 22, 2011, another shareholder filed a nearly identical putative class action lawsuit against the Company, its current President and Chief Executive Officer and its current Senior Vice President and Chief Financial Officer in the United States District Court for the Southern District of Texas styled as Hassan v. Imperial Sugar Company, et al., Civil Action No 4:11-cv-03457. On October 28, 2011, these cases were consolidated by the court. The complaints assert fraud claims under Sections 10 and 20 of the Securities Exchange Act of 1934, and allege that the defendants made misleading statements and/or omissions about the Company’s sales and business prospects, which purportedly were disclosed on August 5, 2011 when the Company announced its third fiscal quarter results. A motion for appointment of lead plaintiff was filed on October 31, 2011. Pursuant to the agreed-upon schedule, the lead plaintiff will file an amended complaint 45 days after entry of an order appointing the lead plaintiff. This matter is in the early stages and the Company cannot predict its ultimate outcome.

On September 27, 2011, the Board of Directors of the Company received a letter from counsel for a shareholder of the Company requesting, among other things, that the Board cause an independent investigation to be made and a legal action commenced with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers and directors relating to the August 5, 2011 announcement of the Company’s third fiscal quarter results. On October 12, 2011, the Board received a similar letter on behalf of another shareholder. The Board of Directors established a committee of independent and disinterested directors on October 5, 2011 with full authority to investigate and address the allegations contained in such shareholder letters.

The Company is party to other litigation and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material effect on its consolidated results of operations, financial position or cash flows. In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates.

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

4. LSR VENTURE

In November 2009, the Company became a one-third member in Louisiana Sugar Refining, LLC (“LSR”), a joint venture formed to construct and operate a new cane sugar refinery. Each member contributed $30 million in cash or assets as equity to capitalize the venture. The Company’s contribution consisted of land and the existing refinery assets. The Company operated the existing refinery with sales and earnings for its own account until December 31, 2010, during which time the Company completed certain improvements. The equipment and personal property in the existing refinery (other than the small packaging assets) were contributed to LSR on January 1, 2011 resulting in a gain of $3.6 million. After January 1, 2011, the Company continues to operate the small bag packaging facility in Gramercy, with refined bulk sugar purchased annually from LSR under a long term, supply agreement with market-based pricing provisions.

The Company contributed the footprint parcel of approximately 7 acres of land for the new refinery at its formation in November 2009. Pursuant to the terms of the operative agreements, LSR and Imperial jointly enrolled the entire site (including the footprint parcel) in the Voluntary Remediation Program (the “VRP”) of the LDEQ to conduct an environmental assessment of the site and complete remediation of any identified contamination. The Company is required to pay for the cost of remediation if the VRP uncovers contamination above the applicable industrial standard. Upon completion of the VRP the Company will be released of future environmental liabilities to state and federal authorities. The Company has completed the VRP site investigation and risk assessment and has submitted a site assessment and risk evaluation report to LDEQ for approval. Following LDEQ approval, the

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

remedial action plan will be developed and submitted to LDEQ for approval and thereafter implementation. The estimated cost to complete the remediation for conditions identified in the site investigation and risk assessment evaluation report has been accrued in our consolidated financial statements.

Operating losses incurred by LSR, plus additional working capital requirements caused by high sugar prices, strained the joint venture’s financial capabilities, necessitating a capital injection by the partners. Rather than make this additional capital contribution, the Company chose to sell its equity stake in LSR and certain idle Louisiana real estate parcels to our partners in December 2011 for $18 million, including $14.2 million at closing, with the remainder payable over 21 months. In connection with the sale, the Company contributed the remaining refinery land to LSR and remains obligated to complete the VRP. We will continue to package sugar at Gramercy under a revised sugar supply agreement with a minimum term of five years. The Company reduced the carrying value of its investment in LSR to net realizable value.

5. MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company’s marketable securities at September 30, 2011 and 2010 consisted of (in thousands):

	September 30,
	2011	2010
U.S. Treasury Securities	$150	$142
Certificate of Deposit	56	56

Total Marketable Securities	$206	$198

Other investments at September 30, 2011 and 2010 consisted of (in thousands):

	September 30,
	2011	2010
Equity Investments:
Comercializadora Santos Imperial S. de R.L. de C.V.	$5,500	$4,432
Wholesome Sweeteners Inc.(1)	16,791	10,869
Louisiana Sugar Refining, LLC	15,903	—
Other	—	268
Cost Basis Investments:
Intercontinental Commodity Exchange Stock	383	383

Total	$38,577	$15,952

(1)	Includes intangibles, net of amortization of $1.3 million and $2.1 million at September 30, 2011 and 2010, resulting from the July 2008 purchase of an additional 5% interest in Wholesome Sweeteners Inc.

The Company sold its interest in Comercializadora Santos Imperial S. de R.L. de C.V. in October 2011 and its interest in Louisiana Sugar Refining, LLC in December 2011.

6. ACCOUNTS RECEIVABLE

Accounts receivable are reported net of an allowance for credit losses of $0.5 million at September 30, 2011 and $0.6 million at September 30, 2010. The provision for credit losses charged to selling, general and administrative expenses was a credit of $0.1 million in fiscal 2011, an expense of $0.2 million in fiscal 2010 and an expense of $0.2 million in fiscal 2009.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands of dollars):

	September 30,
	2011	2010
Land	$1,321	$3,703
Buildings	95,531	107,355
Machinery and Equipment	224,171	244,323
Construction in Progress	11,258	16,036

Total	332,281	371,417
Less Accumulated Depreciation	(81,272)	(91,206)

Property, Plant and Equipment—Net	$251,009	$280,211

8. DEBT

In May 2011 the Company amended and extended its senior secured revolving credit facility (“Revolver”) providing for loans of up to $140 million (subject to a borrowing base). This facility is used to finance various ongoing capital needs of the Company as well as for other general corporate purposes. The Revolver matures on December 31, 2015 and will have no financial covenants unless availability (defined as the borrowing base, less actual borrowings and letters of credit) is less than $20 million on any day or less than $25 million for five consecutive business days; otherwise a minimum EBITDA test would apply. The Revolver limits the Company’s ability to pay dividends if availability, after adjustment on a pro forma basis for such payment, is less than $30 million. Notwithstanding this limit, the Company can pay up to $2 million of dividends per year. Minimum availability during fiscal 2011 was $30.2 million. The facility is secured by the Company’s cash and cash equivalents, accounts receivable, inventory, certain investments and certain plant, property, and equipment. All subsidiaries of the Company are borrowers or guarantors under the facility. At September 30, 2011 the Company had $81.8 million outstanding under the revolving credit facility with a fair value of $81.0 million.

In December 2011, the Revolver was amended to include a provision to modify the minimum EBITDA financial covenant subject to an availability trigger, until the earlier of April 15, 2012 or such time as availability exceeds $50 million. The amendment includes an additional provision which has the effect of reducing the amount available to borrow under the borrowing base formula by $10 million while the modified EBITDA covenant is in effect. The amendment also prohibits the payment of dividends while the modified EBITDA covenant is in effect.

The Company did not furnish audited financial statements for the fiscal year ended September 30, 2011 to the agent within 90 days of year end as required in the credit agreement because the audited financial statements of LSR were not yet available. The Company has obtained a waiver and extension of this requirement.

Interest rates on the amended Revolver are LIBOR plus a margin that varies (with liquidity as defined) from 2.25% to 3.25%, or the base rate (Bank of America prime rate) plus a margin of 1.00% to 2.00%.

Although the final maturity of the Revolver is December 31, 2015, the Company classifies debt under the Revolver as current, as the agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

Cash paid for interest on debt and other long-term liabilities was $2.3 million, $1.5 million and $1.7 million for the years ended September 30, 2011, 2010 and 2009, respectively. Interest capitalized as part of the cost of constructing assets was $0.1 million, $0.3 million and $0.8 million for the years ended September 30, 2011, 2010 and 2009, respectively.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

9. INCOME TAXES

The components of the consolidated income tax provision (benefit) were as follows (in thousands of dollars):

	Year Ended September 30,
	2011	2010	2009
Federal:
Current	$—	$—	$(100)
Deferred	(22,165)	73,924	(15,926)
State:
Current	—	213	445
Deferred	(652)	2,046	(477)

Provision (Benefit) Before Valuation Allowance	(22,817)	76,183	(16,058)
Valuation Allowance	17,321	—	—

Total	$(5,496)	$76,183	$(16,058)

GAAP requires that the Company consider available evidence, to determine if a valuation allowance is needed to reduce the Company’s carrying value of deferred tax assets to an amount more likely than not to be realized. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward periods available under the tax law.

As of September 30, 2011, the Company has provided a valuation allowance of $18.9 million on certain federal and state tax jurisdictions’ deferred tax assets to reduce the amount of these assets to the extent necessary to result in an amount that is more likely than not to be realized.

The consolidated income tax provision from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate of 35% to the Company’s income before taxes. The reasons for the differences from the statutory rate are as follows (in thousands of dollars):

	Year Ended September 30,
	2011	2010	2009
Income Taxes Computed at the Statutory Federal Rate	$(20,611)	$74,564	$(13,605)
State Income Taxes, Net of Federal Benefit	(652)	2,259	(32)
Effect of Amended Prior Year Return Permanent Items	—	—	(2,673)
Other	(1,554)	(640)	252

Total before Valuation Allowance	(22,817)	76,183	(16,058)
Valuation Allowance	17,321	—	—

Total	$(5,496)	$76,183	$(16,058)

Income taxes paid were $34.0 thousand, $657.0 thousand and $74.0 thousand in fiscal 2011, 2010 and 2009, respectively.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

The tax effects of temporary differences which give rise to the Company’s deferred tax assets and liabilities were as follows (in thousands of dollars):

	September 30, 2011			September 30, 2010
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Inventory Valuation Differences	$—	$(4,467)	$(4,467)	$—	$(4,296)	$(4,296)
Accruals Not Currently Deductible	1,042	—	1,042	1,282	—	1,282
Deferred Gains on Sugar Futures	—	(3,477)	(3,477)	—	(7,622)	(7,622)
Other	—	(1,220)	(1,220)	—	(791)	(791)

Total Current	1,042	(9,164)	(8,122)	1,282	(12,709)	(11,427)
Valuation Allowance	(191)	—	(191)	—	—	—

Total Current, Net of Valuation Allowance	851	(9,164)	(8,313)	1,282	(12,709)	(11,427)

Noncurrent:
Depreciable Asset Basis Differences	—	(63,268)	(63,268)	—	(62,498)	(62,498)
Investment in JV	—	(2,697)	(2,697)	—	—	—
Pensions	40,901	—	40,901	40,486	—	40,486
Accruals Not Currently Deductible	1,249	—	1,249	1,485	—	1,485
Operating Loss Carryforwards	54,666	—	54,666	30,365	—	30,365
Foreign Tax Credits Carryforwards	3,000	—	3,000	—	—	—
Credit Carryforwards	2,045	—	2,045	3,713	—	3,713
Other	—	(6,149)	(6,149)	—	(2,927)	(2,927)

Total Noncurrent	101,861	(72,114)	29,747	76,049	(65,425)	10,624
Valuation Allowance	(18,713)	—	(18,713)	—	—	—

Total Non-Current, Net of Valuation Allowance	83,148	(72,114)	11,034	76,049	(65,425)	10,624

Total	$83,999	$(81,278)	$2,721	$77,331	$(78,134)	$(803)

The Company has a net operating loss carryforward for federal income tax purposes of $149.6 million, of which, $21.1 million expires in 2029, $64.3 million expires in 2030 and $64.2 million expires in 2031. Net operating loss carryforwards totaling $16.4 million are subject to an annual limitation under Section 382 of the Internal Revenue Code.

A reconciliation of the change in the amount of unrecognized tax benefits for the twelve months ended September 30, 2011, is as follows (in thousands):

	Tax	Interest	Total
Balance, October 1, 2010	$4,931	$1,510	$6,441
Additions based on tax positions related to the current year	321	0	321
Reductions for tax positions of prior years	(250)	(38)	(287)

Balance, September 30, 2011	$5,002	1,472	6,475

Substantially all of the $5.0 million unrecognized benefits would affect the Company’s effective tax rate if recognized. Interest and penalties recognized in the Consolidated Balance Sheet at September 30, 2011 were $1.9 million. The Company classifies interest and penalties related to unrecognized tax benefits as interest and tax expense, respectively.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2006 through 2010. The Company or its subsidiaries’ state tax returns are open to audit under the statute of limitations for the fiscal years 2006 through 2010.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

10. PENSION AND OTHER BENEFIT PROGRAMS

Defined Benefit Pension Plans and Postretirement Benefits Other Than Pensions

Certain of the Company’s current and former employees are covered by retirement plans. Retirement benefits are primarily a function of years of service and the employee’s compensation for a defined period of employment. In 2003, the Company froze the benefits under the salaried pension plan resulting in reductions in future pension obligations. The Company funds pension costs at an actuarially determined amount based on normal cost and the amortization of prior service costs, gains and losses over the remaining service periods. Additionally, the Company previously provided a supplemental non-qualified, unfunded pension plan for certain management members as well as a non-qualified retirement plan for former non-employee directors, which provided benefits based upon years of service as a director and the retainer in effect at the date of a director’s retirement. Certain of the Company’s employees who meet the applicable eligibility requirements are covered by benefit plans that provide postretirement health care and life insurance benefits to employees.

During fiscal 2011, a curtailment loss of $169 thousand was recognized for the Colonial Union Pension Plan due to a reduction in headcount associated with the contribution of the Gramercy refinery assets to LSR. Additionally, Accumulated Other Comprehensive Income increased $1.9 million as a result of the revaluation of the Colonial Union Pension Plan liability triggered by the curtailment.

The Company adopted the measurement date provisions of amended authoritative guidance from the FASB related to accounting for defined benefit pension plans and other postretirement plans effective October 1, 2008. As a result of this change, pension and postretirement obligations were measured at September 30th in fiscal 2009 through 2011, as compared to a June 30th measurement date in prior years. The Company applied the “one measurement” approach in its adoption. The effect of applying the measurement date provisions to the balance sheet was as follows:

	Before Application	Adjustments	After Application
Assets:
Deferred Income Taxes, Net	$34,062	$213	$34,275
Liabilities and Shareholders Equity:
Deferred Employee Benefits and Other Liabilities	78,459	609	79,068
Retained Earnings	53,823	(629)	53,194
Accumulated Other Comprehensive Loss	35,745	(233)	35,512

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

The following tables present the benefit obligations, changes in plan assets, the funded status of the pension and postretirement benefits plans and the assumptions used (in thousands of dollars):

	Pension Benefits
	Year Ended September 30,
	2011	2010	2009
Change in Benefit Obligation:
Benefit Obligation at Beginning of Measurement Period	$228,055	$219,294	$190,958
Adjustment to fiscal year end measurement date	—	—	3,370
Service Cost	1,060	1,164	1,058
Interest Cost	10,624	11,294	12,911
Curtailments	(386)	—	—
Amendments	—	(235)	—
Actuarial (Gain) Loss	9,187	11,174	29,052
Expenses Paid	(1,303)	(916)	(1,051)
Benefits Paid	(14,370)	(13,720)	(17,004)

Benefits Obligation at End of Measurement Period	$232,867	$228,055	$219,294

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Measurement Period	$130,072	$120,415	$136,015
Adjustment for Fourth Quarter Contributions	—	—	3,324
Adjustment to fiscal year end measurement date	—	—	2,943
Actual Return on Plan Assets	963	10,729	(14,451)
Employer Contribution	15,829	13,564	10,639
Expenses Paid	(1,303)	(916)	(1,051)
Benefits Paid	(14,370)	(13,720)	(17,004)

Fair Value of Plan Assets at End of Measurement Period	$131,191	$130,072	$120,415

Accrued Pension Cost at September 30	$(101,676)	$(97,983)	$(98,879)

Current Liabilities	$(778)	$(819)	$(772)
Noncurrent Liabilities	(100,898)	(97,164)	(98,107)

	$(101,676)	$(97,983)	$(98,879)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss	$136,392	$122,371	$114,908
Prior Service Cost	189	415	772

Total	$136,581	$122,786	$115,680

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

	Postretirement Benefits Other Than Pensions
	Year Ended September 30,
	2011	2010	2009
Change in Benefit Obligation:
Benefit Obligation at Beginning of Measurement Period	$8,681	$$8,898	$8,674
Adjustment to fiscal year end measurement date	—	—	142
Service Cost	16	18	11
Interest Cost	400	452	585
Actuarial (Gain) Loss	(36)	118	406
Benefits Paid	(994)	(805)	(920)

Benefits Obligation at End of Measurement Period	$8,067	$8,681	$8,898

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Measurement Period	$—	—	—
Employer Contribution	994	$805	$920
Benefits Paid	(994)	(805)	(920)

Fair Value of Plan Assets at End of Measurement Period	$—	$—	$—

Accrued Benefit Cost at September 30	$(8,067)	$(8,681)	$(8,898)

Current Liabilities	$(729)	$(766)	$(812)
Noncurrent Liabilities	(7,338)	(7,915)	(8,086)

	$(8,067)	$(8,681)	$(8,898)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss	$6,106	$6,777	$7,289
Prior Service Cost	(10,939)	(12,534)	(14,128)

Total	$(4,833)	$(5,757)	$(6,839)

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

The assumptions used and the annual costs related to these plans consist of the following (in thousands of dollars):

	Year Ended September 30,
	2011	2010	2009
Pension Benefits
Weighted-average Assumptions:
Discount Rate
At measurement date	4.61%	4.82%	5.33%
For the year ended	4.85%	5.33%	7.63%
Expected Return on Plan Assets	7.00%	7.00%	8.00%
Components of Net Periodic Benefit Cost of Company-sponsored Plans (in thousands):
Service Cost	$1,060	$1,164	$1,058
Interest Cost	10,624	11,294	12,911
Expected Return on Plan Assets	(10,410)	(10,300)	(11,703)
Curtailments	169	—	—
Amortization of Prior Service Cost	56	122	122
Recognized Actuarial Loss	4,227	3,282	917

Total Pension Cost	$5,726	$5,562	$3,305

Net Actuarial Loss	$18,634	$10,744	$55,206
Prior Service Cost	—	(235)	—
Amortization of Prior Service Cost	(225)	(122)	(123)
Amortization of Actuarial (Loss)	(4,613)	(3,282)	(1,291)

Total Recognized in Accumulated Other Comprehensive Loss	$13,796	$7,105	$53,792

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$19,522	$12,667	$57,097

The prior service cost and estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $49,000 and $5,099,000, respectively.

	Year Ended September 30,
	2011	2010	2009
Postretirement Benefits Other Than Pensions
Discount Rate Assumptions	4.61%	4.82%	5.33%
Components of Net Periodic Benefit Cost (in thousands):
Service Cost	$16	$18	$11
Interest Cost	400	452	584
Amortization of Prior Service Cost	(1,594)	(1,594)	(1,594)
Recognized Actuarial Loss	635	645	398

Net Periodic Benefit Cost (Credit)	$(543)	$(479)	$(601)

Net Actuarial Loss/(Gain)	$(36)	$118	$406
Amortization of Prior Service Cost	1,594	1,594	1,993
Amortization of Actuarial Gain/(Loss)	(635)	(645)	(507)

Total Recognized in Accumulated Other Comprehensive Loss	$923	$1,067	$1,892

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$380	$588	$1,291

The prior service cost credit and estimated net loss for postretirement benefits other than pensions that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1,594,000 and $551,000, respectively.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

Aggregated accumulated benefit obligations for all plans were $232.9 million and $228.1 million at September 30, 2011 and 2010, respectively. Accumulated benefit obligations were in excess of plan assets for all plans for both periods.

Pension plan contributions totaled $15.8 million and $13.6 million during fiscal 2011 and 2010; contributions during fiscal 2012 are expected to be approximately $15.9 million.

The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of September 30, 2011 and 2010 was 8.5%. In 2011, the rate was assumed to decrease gradually to 5% for fiscal 2019 and remain at that level thereafter. In 2010, the rate was assumed to decrease gradually to 5% for fiscal 2018 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands of Dollars)
Effect on Total Service and Interest Cost	$18	$(16)
Effect on Postretirement Benefit Obligation	323	(290)

The plan assets of the defined benefit pension plans are held in a third party master trust, which is administered by the Company’s Welfare and Benefits Committee (the “Committee”). The Committee oversees the trust activities and the financial integrity of the pension plans by establishing and managing funds for the immediate and future needs of the plans’ operations and programs.

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

The Company’s plan assets actual and target allocation percentages were as follows:

	September 30, 2011		September 30, 2010
Asset Category	Actual	Target	Actual	Target
Intermediate Fixed Income	36%	32%	31%	32%
Large Cap Equity	21%	22%	18%	22%
Mid Cap Equity	8%	10%	11%	10%
Small Cap Equity	3%	4%	5%	4%
International Equity	10%	12%	13%	12%
Hedge Fund	12%	15%	12%	15%
Real Estate Fund	6%	5%	4%	5%
Cash and Other	4%	0%	6%	0%

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

Plan assets at September 30, 2011 are summarized in the following table at the appropriate level of the fair value hierarchy (in thousands of dollars):

Asset Category	Fair Value Measurements at September 30, 2011
	Total	Level 1	Level 2	Level 3
Intermediate Fixed Income	$47,097	$14,741	$32,356	$—
Large Cap Equity	27,196	27,196	—	—
Mid Cap Equity	11,009	11,009	—	—
Small Cap Equity	4,457	4,457	—	—
International Equity	13,197	13,197	—	—
Hedge Fund	15,684	—	—	15,684
Real Estate Fund	7,122	—	—	7,122
Cash and Other	5,429	3,319	2,110	—

Total	$131,191	$73,919	$34,466	$22,806

Fair value hierarchy levels are as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

•

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that are used to generate management’s best estimate of fair value.

Changes in Level 3 assets from October 1, 2010 to September 30, 2011 are as follows:

	Hedge Fund	Real Estate Fund	Total
Beginning balance at September 30, 2010	$15,444	$6,348	$21,792
Purchases	—	—	—
Sales	—	—	—
Realized and Unrealized Gain (Loss)	240	774	1,014

Ending balance at September 30, 2011	$15,684	$7,122	$22,806

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year Ending September 30,	Pension Benefits	Post Retirement Benefits Other Than Pensions
2012	$15,694	$746
2013	15,907	729
2014	16,128	717
2015	16,210	709
2016	16,277	686
2017-2021	80,402	3,076

The assumed rate of return is based on the results of historical statistical return studies.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

401(k) Plans

Substantially all of the employees may elect to defer a portion of their annual compensation in the Company- sponsored 401(k) tax deferred savings plans. The Company makes matching contributions in some of these plans. The amount charged to expense for these plans was $1.3 million, $1.5 million and $1.4 million for the years ended September 30, 2011, 2010 and 2009, respectively. The Company suspended its matching contribution effective January 1, 2012.

Deferred Compensation

The Company has non-current liabilities for an inactive deferred compensation plan aggregating $7.6 million and $7.8 million at September 30, 2011 and 2010, respectively. Interest expense includes $0.5 million, $0.6 million and $0.6 million in fiscal 2011, 2010 and 2009, respectively, for such plan.

11. STOCK-BASED COMPENSATION

The Company has a long-term incentive plan which provides for the granting of incentive awards in the form of stock options, restricted stock, stock appreciation rights (SARs), cash award performance units and performance shares at the discretion of the Executive Compensation Committee of the Board of Directors. The plan authorizes the granting of up to 3,034,568 shares of common stock. As of September 30, 2011, shares available for future grants totaled 558,298.

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

For the purpose of estimating the fair value of options on their date of grant, the Company began using a binomial lattice option pricing model in fiscal 2005 and used a Black-Scholes option-pricing model previously. The following assumptions were used in those models:

Expected Stock Price Volatility	3.0-35%
Risk-free Interest Rate	2.5-4.2%
Expected Life of Options	5.0
Dividend Yield	0-0.7%

A summary of stock option activity in the plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at September 30, 2009	87,704	$4.90
Forfeited	(834)	6.78

Outstanding at September 30, 2010	86,870	$4.88

Outstanding at September 30, 2011	86,870	$4.88	1.9	$183

Vested at September 30, 2011	86,870	$4.88	1.9	$183

Expected to vest in the future	—	$—	—	$—

As of September 30, 2011, there was no remaining unrecognized compensation expense related to nonvested stock options.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

Restricted Stock and Restricted Stock Units

Restricted stock awards consist of the Company’s common stock and generally vest over a three or four-year period from the date of grant. Restricted stock awards are valued at the average market price of the Company’s stock at the date of grant, and the Company records the compensation expense over the vesting term. Restricted Stock Units (RSU’s) granted in fiscal 2010 and 2011 had no requisite service period and were immediately expensed.

In fiscal 2011, the Company issued 139,440 shares of common stock in a restricted stock grant, 70% of which, or 97,610 shares, are subject to vesting terms that are performance-based. The performance-based portion of the grant cliff vests, to the extent the performance objectives have been achieved, at the end of a 33 month period ending September 30, 2013. The remaining 30% of the shares vest over the same 33 month period. In fiscal 2010, the Company issued 133,446 shares in a restricted stock grant, 70% of which, or 93,412 shares, are subject to vesting terms that are performance-based. The performance-based portion of the grant cliff vests, to the extent the performance objectives have been achieved, at the end of a 34 month period ending September 30, 2012. The remaining 30% of the shares vest over time during the same 34 month period.

The Company recorded compensation expense of $2.2 million, $2.0 million and $2.5 million in fiscal 2011, 2010 and 2009, respectively, related to restricted stock grants.

A summary of restricted stock and restricted stock unit activity in the plan is as follows:

	Restricted Stock		RSU’s
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
		(Per share)		(Per unit)
Balance at September 30, 2009	244,177	$17.53	98,666	$16.05
Granted	140,446	14.33	22,071	14.43
Vested	(57,032)	15.79	(27,008)	19.57
Forfeited	(27,987)	14.12	(500)	21.83

Balance at September 30, 2010	299,604	16.68	93,229	14.62
Granted	149,440	13.11	38,441	11.45
Vested	(179,812)	18.62	—	0.00
Forfeited	(29,822)	12.49	—	0.00

Balance at September 30, 2011	239,410	$13.51	131,670	$13.69

The total fair value of restricted shares vested during fiscal 2011 and 2010 was $1.8 million and $1.1 million. As of September 30, 2011, there was approximately $0.9 million of total unrecognized compensation expense related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.7 years.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

12. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except share and per share amounts):

	Year Ended September 30,
	2011	2010	2009
Income (Loss) from Continuing Operations	$(53,393)	$136,860	$(23,827)

Average Shares Outstanding	11,899,820	11,805,587	11,721,357
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	276,413	—

Adjusted Average Shares	11,899,820	12,082,000	11,721,357

Diluted EPS—Continuing Operations	$(4.49)	$11.33	$(2.03)

Income (Loss) from Discontinued Operations	$—	$—	$644

Average Shares Outstanding	11,899,820	11,805,587	11,721,357
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	276,413	—

Adjusted Average Shares	11,899,820	12,082,000	11,721,357

Diluted EPS—Discontinued Operations	$0.00	$0.00	$0.05

Net Income (Loss)	$(53,393)	$136,860	$(23,183)

Average Shares Outstanding	11,899,820	11,805,587	11,721,357
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options, Warrants and Nonvested Restricted Stock Under the Treasury Stock Method(1)	—	276,413	—

Adjusted Average Shares	11,899,820	12,082,000	11,721,357

Diluted EPS—Net Income (Loss)	$(4.49)	$11.33	$(1.98)

(1)	The computation of diluted EPS for the year ended September 30, 2010 includes 44,037 options and 232,376 restricted stock shares and excludes 4,735 antidilutive restricted stock shares. No assumed option exercises or restricted stock share issuances were included in the computation of diluted EPS for the years ended September 30, 2011 and 2009, because doing so would have an antidilutive effect on the computation of diluted earnings per share. The computations exclude 471,054 and 430,547 antidilutive aggregate of unexercised stock options and nonvested restricted stock for the years ended September 30, 2011 and 2009.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

13. OTHER INCOME

Other income included the following (in thousands of dollars):

	Year ended September 30,
	2011	2010	2009
Equity Earnings in investment in:
Comercializadora Santos Imperial S. de R.L. de C.V.	$2,791	$1,609	$1,775
Wholesome Sweeteners, Inc.	5,922	2,895	706
Louisiana Sugar Refining, LLC	(8,858)	233	—
Other	(354)	(302)	—
Reduction of fair value of guarantee	700	—	—
Impairment of investments in unconsolidated investees	(7,123)	—	—
Distributions from cost basis fuel terminal partnership	—	—	147
Gain on securities	—	—	388
Settlement of natural gas pricing litigation	—	857	107
Other	104	250	(75)

Total	$(6,818)	$5,542	$3,048

Summarized combined financial information for the Company’s equity method investees for the years ended September 30, 2011 and 2010 includes the following (in thousands of dollars):

	Comercializadora Santos Imperial S. de R.L. de C.V.			Wholesome Sweeteners, Inc.
	Twelve Months Ended September 30,			Twelve Months Ended September 30,
	2011	2010	2009	2011	2010	2009
Net Sales	$327,721	$259,464	$221,189	$117,208	$99,792	$70,445
Gross Margin	$9,408	$7,976	$6,517	$26,226	$21,062	$11,676
Operating Income	$7,332	$5,199	$5,020	$15,940	$11,859	$5,326
Net Income	$5,582	$3,219	$4,248	$10,460	$6,917	$2,572

	As of September 30,			As of September 30,
	2011	2010		2011	2010
Current Assets	$34,877	$28,244		$70,468	$46,423
Non-Current Assets	$3,104	$1,603		$870	$1,081
Current Liabilities	$24,712	$20,963		$39,356	$27,532
Non-Current Liabilities	$—	$—		$1,986	$266

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

	Louisiana Sugar Refining LLC
	Twelve Months Ended September 30,
	2011	2010
Net Sales	$281,950	$—
Gross Margin	$(18,911)	$—
Operating Income	$(27,002)	$1,441
Net Income (Loss)	$(26,575)	$700

	As of September 30,
	2011	2010
Current Assets	$113,305	$116,838
Non-Current Assets	$153,484	$54,516
Current Liabilities	$105,812	$5,665
Non-Current Liabilities	$100,000	$100,000

The Company sold its interest in Comercializadora Santos Imperial S. de R.L. de C.V. in October 2011 and its interest in Louisiana Sugar Refining, LLC in December 2011.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company determines the fair value of natural gas and raw sugar futures contracts and marketable securities using quoted market prices for the individual securities. The following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of September 30, 2011 and September 30, 2010 (in thousands of dollars):

	September 30, 2011
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$7,507	—	—	$(7,507)	—
Marketable Securities	206	—	—	—	$206
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	$2,525	—	—	$(2,525)	—
No. 11 World Sugar Futures Contracts	10	—	—	(10)	—
Natural Gas	337	—	—	(337)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	—	190	—	(190)	—

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

	September 30, 2010
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$22,027	—	—	$(22,027)	—
No. 11 World Sugar Futures Contracts	333	—	—	(333)	—
Marketable Securities	198	—	—	—	$198
Current Liabilities:
No. 11 World Sugar Futures Contracts	194	—	—	(194)	—
Natural Gas	333	—	—	(333)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	25	—	—	(25)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	276	—	—	(276)	—

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

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

At September 30, 2011 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	3,513,440	—	—
Not Designated	308,000	22,400	590,000

All of our futures contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company has $8.7 million recorded on the balance sheet for cash held on deposit in margin accounts at September 30, 2011 for the futures positions above. At September 30, 2011 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the twelve month period ended September 30, 2011, we did not engage in trading activity with derivatives.

The table below shows the location and amounts in the consolidated balance sheets for derivative instruments (in thousands):

As of September 30, 2011:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	$7,507	$(7,507)	—
Current Liabilities:
No. 11 World Sugar Futures Contracts	Not Designated	10	(10)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	1,458	(1,458)	—
Natural Gas	Not Designated	337	(337)	—
No. 16 Domestic Sugar Futures Contracts	Not Designated	1,067	(1,067)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	190	(190)	—

As of September 30, 2010:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$22,027	$(22,027)	—
No. 11 World Sugar Futures Contracts	Not Designated	333	(333)	—
Current Liabilities:
No. 11 World Sugar Futures Contracts	Not Designated	194	(194)	—
Natural Gas	Cash Flow	260	(260)	—
Natural Gas	Not Designated	73	(73)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	25	(25)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	276	(276)	—

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

The impact of futures contracts on the consolidated income statement for the twelve months ended September 30, 2011 and 2010 is presented below:

Hedge Designation	Income Statement Line Item	Twelve Months Ended September 30, 2011			Twelve Months Ended September 30, 2010
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$(9,449)	$—	$594	$(225)	$—	$1,731
Cash Flow	Accumulated other comprehensive loss	(19,382)	—	47	—	—	1,922
Not Designated	Cost of Sales (credit)	(879)	(4,672)	473	(49,615)	5,260	364

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $9.8 million of gains on cash flow hedges for raw sugar is expected to be reclassified to earnings over the next twelve months.

16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (Loss) for the twelve months ended September 30, 2011 are as follows (in thousands of dollars):

	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Pension and Other Post Retirement Medical Benefits	Foreign Currency Translation Adjustments and Other	Total
Balance September 30, 2010	$(241)	$(75,075)	$46	$(75,270)
Change in Derivative Fair Value	19,335			19,335
Reclassification from Accumulated Other Comprehensive Income to Net Income	(8,855)			(8,855)
Foreign Currency Translation Adjustment			(72)	(72)
Change in Pension and Other Postretirement Benefits Liability		(14,719)		(14,719)

Balance September 30, 2011	$10,239	(89,794)	(26)	(79,581)

17. DISCONTINUED OPERATIONS

In fiscal 2009, the Company settled indemnity claims in connection with businesses previously sold, and recorded the resultant income in discontinued operations.

18. RELATED PARTY AND OTHER INFORMATION

The Company recorded approximately $77.2 million, $1.7 million and $34.0 million of cost of sales in fiscal 2011, 2010 and 2009 respectively, and $6.3 million of finished goods inventory at September 30, 2011, resulting from purchases from CSI and LSR.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011, 2010 and 2009

Prepaid expenses and other current assets includes deposits on futures contracts and prepaid insurance of $14.1 million and $16.4 million at September 30, 2011 and 2010, respectively. Other current liabilities include payroll and employee benefit accruals totaling $6.7 million and $7.3 million at September 30, 2011 and 2010, respectively. Other current liabilities at September 30, 2011 includes an accrual for estimated unpaid probable losses arising from contingencies totaling $44.1 million; prepaid expenses and other current assets includes a like amount of recoveries under insurance policies.