Form 10-Q
period 2011-12-31
IMPERIAL SUGAR CO /NEW/
filed 2012-02-09
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes  ☐    No     ☒

As of January 31, 2012 there were 12,219,036 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding future market prices and margins, our liquidity and ability to finance our operations and capital investment programs, future expenses and liabilities arising from the Port Wentworth refinery incident, future costs and liabilities regarding the Louisiana Sugar Refining, LLC venture, future import and export levels, future government and legislative action, future environmental regulatory and compliance costs, future operating results, future availability and costs of raw sugar, operating efficiencies, results of future investments and initiatives, future asset sales, future cost savings, future product innovations, future energy costs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, market factors, farm and trade policy, our ability to obtain financing and the terms of any such financing, unforeseen engineering, construction and equipment delays, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities, legislative, administrative and judicial actions and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I—FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2011	September 30, 2011
	(In Thousands of Dollars)
ASSETS
Current Assets:
Cash and Cash Equivalents	$249	$134
Marketable Securities	206	206
Accounts Receivable, Net	41,479	55,622
Inventories:
Finished Products	27,685	31,268
Raw and In-Process Materials	17,402	21,966
Supplies	19,100	17,355

Total Inventory	64,187	70,589
Prepaid Expenses and Other Current Assets	47,849	59,155

Total Current Assets	153,970	185,706
Other Investments	18,555	38,577
Property, Plant and Equipment, Net	250,437	251,009
Deferred Income Taxes, Net	11,223	11,034
Other Assets	4,217	4,095

Total	$438,402	$490,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable:
Raw Sugar	$7,625	$23,461
Other Trade	13,803	13,367

Total Accounts Payable	21,428	36,828
Borrowing under Revolving Credit Line	70,834	81,843
Deferred Income Taxes, Net	8,313	8,313
Other Current Liabilities	57,911	74,200

Total Current Liabilities	158,486	201,184
Deferred Employee Benefits and Other Liabilities	127,582	127,783
Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,219,036 and 12,223,978 Shares Issued and Outstanding at December 31, 2011 and September 30, 2011	131,454	131,572
Retained Earnings	106,006	109,463
Accumulated Other Comprehensive Loss	(85,126)	(79,581)

Total Shareholders’ Equity	152,334	161,454

Total	$438,402	$490,421

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$227,676	$227,389

Cost of Sales (includes depreciation of $4,568,000 and $5,733,000 for the three months ended December 31, 2011 and 2010)	(220,647)	(231,081)
Selling, General and Administrative Expense (includes depreciation of $174,000 and $219,000 for the three months ended December 31, 2011 and 2010)	(10,837)	(9,649)

Operating Income (Loss)	(3,808)	(13,341)
Interest Expense	(951)	(363)
Interest Income	—	13
Other Income (Loss), Net	1,302	(685)

Income (Loss) before Income Taxes	(3,457)	(14,376)
Benefit (Provision) for Income Taxes (Includes a Valuation Allowance of $1,049,000 for the Three Months Ended December 31, 2011)	—	5,461

Net Loss	$(3,457)	$(8,915)

Basic Earnings (Loss) per Share of Common Stock	$(0.29)	$(0.75)

Diluted Earnings (Loss) per Share of Common Stock	$(0.29)	$(0.75)

Weighted Average Shares Outstanding:
Basic	11,984,568	11,846,291

Diluted	11,984,568	11,846,291

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
	(In Thousands of Dollars)
Operating Activities:
Net Loss	$(3,457)	$(8,915)
Adjustments to Reconcile Net Income to Net Cash Provided By (Used in) Operating Activities:
Depreciation	4,742	5,952
Deferred Income Taxes	—	(5,461)
Reclassification from Accumulated Other Comprehensive Income to Net Loss	(4,431)	(611)
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	(1,140)	12,636
Non-Cash Stock-Based Compensation	3	378
Equity (Earnings) Loss in Unconsolidated Investees	(1,358)	665
Other	105	59
Changes in Operating Assets and Liabilities:
Accounts Receivable	15,810	15,033
Inventories	6,402	5,283
Prepaid Expenses and Other Assets	544	12,823
Accounts Payable—Raw Sugar	(15,836)	(61,213)
Accounts Payable—Other Trade	495	306
Other Liabilities	(6,118)	(8,492)

Net Cash Used in Operations	(4,239)	(31,557)

Investing Activities:
Capital Expenditures	(4,229)	(10,065)
Proceeds from Sales of Investments in Unconsolidated Investees	19,737	—
Other	(24)	(57)

Net Cash Provided by (Used in) Investing Activities	15,484	(10,122)

Financing Activities:
Borrowings (Repayments) under Revolving Credit Line—Net	(11,009)	26,000
Cash Dividends	—	(242)
Other	(121)	(120)

Net Cash Provided by (Used in) Financing Activities	(11,130)	25,638

Increase (Decrease) in Cash and Cash Equivalents	115	(16,041)
Cash and Cash Equivalents, Beginning of Period	134	22,750

Cash and Cash Equivalents, End of Period	$249	$6,709

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$—	$4,716

Purchase of Property, Plant and Equipment on Account	$949	$4,836

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended December 31, 2011

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars)
Balance September 30, 2011	12,223,978	$131,572	$109,463	$(79,581)	$161,454
Comprehensive Loss:
Net Loss			(3,457)		(3,457)
Change in Derivative Fair Value				(1,140)	(1,140)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income				(4,431)	(4,431)
Foreign Currency Translation Adjustment				26	26

Total Comprehensive Loss					(9,002)
Restricted Stock Grants, Net	(7,942)	(118)			(118)

Balance December 31, 2011	12,216,036	$131,454	$106,006	$(85,126)	$152,334

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of Imperial Sugar Company and its majority-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company operates its business as one domestic segment—the production and sale of refined sugar and related products.

The consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. However events and circumstances described below create substantial doubt about the Company’s ability to continue as a going concern.

The Company’s revolving credit agreement requires the maintenance of certain minimum availability levels or requires the Company meet a financial covenant related to a minimum earnings level. Operating losses, pension plan contributions and capital expenditures have consumed a significant amount of the Company’s liquidity. The Company fell below the applicable minimum availability level under the credit agreement in January 2012, triggering the applicability of the financial covenants and other restrictions under the amended credit agreement. While the Company met the minimum earnings level for December 2011 and expects to be in compliance for the two-month period ended January 31, 2012 under the amended credit agreement, there can be no assurance that it will continue to remain in compliance in future periods. Should the Company not be able to sustain compliance with such covenants, it would need to seek a waiver from its lenders in order to avoid an event of default under the credit agreement. There is no assurance that such a waiver will be obtained from our lenders or that the lenders would not condition a waiver on the Company’s agreement to terms that could materially limit the Company’s ability to make additional borrowings or that could be otherwise disadvantageous. Additionally, future cash needs, including capital expenditures, pension contributions, margin requirements of the commodities futures program, as well as the need to fund possible future operating losses in the event current margin pressures continue, could result in current financial resources being inadequate to meet obligations.

The Company is attempting to enhance operating cash flow by increasing sales prices and improving operating efficiencies, and is reviewing opportunities to improve its liquidity, including potential sales of assets. In December 2011 the Company sold its one-third interest in Louisiana Sugar Refining, LLC (“LSR”) rather than make additional capital contributions necessitated by the financial condition of the venture. The Company is in the late stages of exploring with its partner the potential sale of their interests in Wholesome Sweeteners, Inc. (“Wholesome”) to a third party. However, there is no assurance that any transaction involving Wholesome will be consummated or that these steps will improve the Company’s financial condition sufficiently to avoid the consequences under the bank credit agreement described above.

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

Cost of Sales

The Company’s sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods. Sugar inventory quantities at December 31, 2011 and 2010 declined below the comparable beginning of the fiscal year levels, resulting in the liquidation of a LIFO inventory layer with costs below the cost of current purchases of approximately $4.4 million and $2.8 million, respectively.

Recent Accounting Pronouncements

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

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December, the FASB issued guidance which indefinitely deferred the guidance related to the presentation of reclassification adjustments. The guidance is effective for the Company in the first quarter of fiscal 2013 and should be applied retrospectively. The implementation of this guidance will only change the presentation of comprehensive income. It will not have an impact on the Company’s financial position or results of operations.

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

The Company previously resolved forty-three lawsuits related to the accident. On October 19, 2011, the attorneys representing the plaintiffs in the lawsuits remaining at that time submitted a time-limited global settlement offer to resolve these lawsuits for a sum within the Company’s remaining limits of insurance. Two of the three insurers who issued the insurance policies representing the Company’s remaining limits of insurance, American Guarantee & Liability Insurance Company (“AGLIC”) and St. Paul Fire & Marine Insurance Company (“St. Paul”), elected not to respond to this settlement offer by its deadline. The Company has notified AGLIC and St. Paul that due to their failure to settle the remaining lawsuits within the Company’s available limits of insurance pursuant to the global settlement offer, the Company will seek to hold them responsible for damages due to their negligent failure to settle and bad faith in the event verdicts or settlements in the remaining lawsuits are in excess of the Company’s limits of insurance.

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

The Company was named as a defendant in a lawsuit filed by one of its excess general liability insurers, AGLIC, in the U.S. District Court for the Northern District of Georgia on August 19, 2011, and styled as American Guarantee & Liability Insurance Company v. Imperial Sugar Company, et al., Civil Action No. 1:11-CV-2778-WSD (the “Georgia Lawsuit”). On January 10, 2012, AGLIC filed an amended complaint in the Georgia Lawsuit seeking : (1) a judicial declaration that the AGLIC policy does not cover the Company’s defense expenses incurred defending various claims arising from the industrial accident that occurred in 2008 at its plant located in Port Wentworth, Georgia (the “Port Wentworth Claims”), (2) an equitable accounting of the settlements of certain of the Port Wentworth Claims that were settled using proceeds provided by the primary and umbrella layers of liability policies and the workers compensation policy issued by Chartis-affiliated insurers, (3) a judicial declaration that the limits of liability of the underlying primary and umbrella liability policies were improperly exhausted as a result of such settlements, (4) a judicial declaration that the Company breached the AGLIC policy by failing to cooperate and, as a result, coverage under the policy should be voided and (5) recoupment from the Company of amounts paid by AGLIC to settle Port Wentworth Claims in excess of its obligations under the AGLIC policy.

AGLIC shares on a 50/50 pro-rata basis with St. Paul the final $50 million layer of excess liability coverage available to the Company for the Port Wentworth Claims. St. Paul was also named as a defendant in the Georgia Lawsuit and has asserted an amended cross claim against the Company seeking (1) a judicial declaration regarding whether the underlying primary and umbrella policies have been exhausted properly in connection with the settlement of certain Port Wentworth Claims and if they have not been exhausted properly, a judicial declaration that St. Paul is entitled to recoup all sums paid in excess of its obligations under the St. Paul policy and (2) a judicial declaration that St. Paul is not obligated to defend the Company or pay or reimburse the Company’s defense expenses incurred in connection with the Port Wentworth Claims. On January 31, 2012, the Company filed its answer to the amended complaint and asserted amended counterclaims and cross claims against AGLIC and St. Paul, respectively, alleging, among other things that (1) AGLIC and St. Paul have breached their insurance policies by wrongfully denying coverage for the Company’s defense expenses incurred as a result of the Port Wentworth Claims and (2) AGLIC’s and St. Paul’s breaches and other conduct amount to bad faith.

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

On August 11, 2011, the Georgia Environmental Protection Division (“EPD”) issued to the Port Wentworth facility a Notice of Violation (the “NOV”) regarding the Company’s semi-annual air permit report for the first six months of 2011. The Company reported periodic emissions of nitrogen oxides from a boiler above the permit limit. In addition, the Company reported several maintenance, repair, and other issues that had affected the boiler operations and that corrective measures had been taken. EPD requested further information which was provided, including that total excess emissions were minimal and had no significant impact on air quality. In January 2012, the Company and EPD entered into a settlement agreement regarding the NOV. Without admitting liability, the Company paid a settlement amount of $6,000 and submitted a written plan for manually maintaining control over natural gas operation of the boiler.

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

On October 31, 2011, Carpenter’s Pension Fund of Illinois moved for appointment as lead plaintiff. On January 16, 2012, plaintiff Hassan filed a motion to dismiss his individual claims without prejudice on the basis that his interests are adequately represented in the class action. At an initial pre-trial conference held on January 31, 2012, the Court entered an order appointing Carpenter’s Pension Fund of Illinois as lead plaintiff and dismissing plaintiff Hassan’s individual action. Pursuant to the Court-ordered schedule, the lead plaintiff will have until March 16, 2012 to file an amended consolidated complaint.

On September 27, 2011, the Board of Directors of the Company received a letter from counsel for a shareholder of the Company requesting, among other things, that the Board cause an independent investigation to be made and a legal action commenced with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers and directors relating to the August 5, 2011 announcement of the Company’s third fiscal quarter results. On October 12, 2011, the Board received a similar letter on behalf of another shareholder. The Board of Directors established a committee of independent and disinterested directors on October 5, 2011 with full authority to investigate and address the allegations contained in such shareholder letters. On February 2, 2012, one of the shareholders reference above filed a derivative lawsuit in the District Court of Fort Bend County, Texas, styled as Piszko v. Imperial Sugar Company, et al., Cause No. 12-DCV-195994, alleging that the Company’s current President and Chief Executive Officer, its current Senior Vice President and Chief Financial Officer, the current directors and a former director breached their fiduciary duties, were unjustly enriched and engaged in the waste of corporate assets. On February 3, 2012, the other shareholder referenced above filed a nearly identical derivative lawsuit against the Company’s current President and Chief Executive Officer, its current Senior Vice President and Chief Financial Officer, its current directors and a former director in the District Court of Fort Bend County, Texas styled as Cinotto v. Imperial Sugar Company, et al., Cause No. 12-DCV-196013. The complaints allege, among other things, that the defendants failed to establish and maintain adequate internal controls over the Port Wentworth refinery, made improper statements in press releases, SEC filings and other public disclosures and failed to establish and maintain disclosure controls in order to prevent the allegedly improper statements from being made. The complaints further allege that the defendants engaged in a conspiracy to aid and assist each other in masking the alleged breaches of duty, unjust enrichment and the waste of corporate assets.

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

In connection with the sale of a subsidiary in 2002, the buyer assumed $9.5 million of industrial revenue bonds, with final maturity in 2025. The Company remains contingently liable for repayment of the bonds under a guaranty arrangement and does not believe that a liability is probable. The Company has recorded a non-current liability for the $1.3 million fair value of the guarantee.

3. LSR VENTURE

Operating losses incurred by Louisiana Sugar Refining, LLC (“LSR”) to date, plus additional working capital requirements caused by high sugar prices, strained the joint venture’s financial capabilities necessitating a capital injection by the partners. Rather than make this additional capital contribution, the Company chose to sell its equity stake in LSR and certain idle Louisiana real estate parcels to our partners in December 2011 for $18 million, including $14.2 million at closing, with the remainder payable over 21 months. In connection with the sale, the Company contributed the remaining refinery land to LSR and remains obligated to complete the Voluntary Remediation Program. We will continue to package sugar at Gramercy under a revised sugar supply agreement with a minimum term of five years.

4. DEBT

In December 2011, the Company’s $140 million (subject to a borrowing base) senior secured revolving credit facility (“Revolver”) was amended to include a provision to modify the minimum EBITDA financial covenant subject to an availability trigger, until the earlier of April 15, 2012 or such time as availability exceeds $50 million. The amendment includes an additional provision which has the effect of reducing the amount available to borrow under the borrowing base formula by $10 million while the modified EBITDA covenant is in effect. The amendment also prohibits the payment of dividends while the modified EBITDA covenant is in effect. After the earlier of April 15, 2012 or such time as the availability exceeds $50 million, the financial covenant and availability trigger revert to the terms on the Revolver prior to the amendment.

The Company fell below the availability trigger in the amended Revolver in January 2012 and was in compliance with the amended EBITDA covenant for December 2011 and expects to be in compliance for the two-month period ended January 31, 2012.

Although the final maturity of the Revolver is December 31, 2015, the Company classifies debt under the Revolver as current, as the agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

5. STOCK-BASED COMPENSATION

During the three months ended December 31, 2011, the Company did not make any grants of restricted stock. During the three months ended December 31, 2010, the Company granted 4,000 shares of restricted stock to employees with a weighted average grant date fair value of $13.70 per share. These shares vest over a period of 48 months.

6. EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended December 31,
	2011	2010
Net Income (Loss)	$(3,457)	$(8,915)

Average Shares Outstanding	11,984,568	11,846,291
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method	—	—

Adjusted Average Shares	11,984,568	11,846,291

Diluted EPS—Net Income (Loss)	$(0.29)	$(0.75)

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months ended December 31, 2011 and 2010 were (in thousands):

	Three Months Ended December 31,
	2011	2010
Pension Plans
Service Cost	$306	$297
Interest Cost	2,593	2,658
Expected Return on Plan Assets	(2,615)	(2,598)
Amortization of Prior Service Cost	12	19
Recognized Actuarial Loss	1,275	1,080

Total Net Periodic Benefit Costs	$1,571	$1,456

Postretirement Benefits Other than Pension Plans
Service Cost	$3	$4
Interest Cost	89	100
Amortization of Prior Service Cost	(399)	(399)
Recognized Actuarial Loss	138	159

Total Net Periodic Benefit Costs (Income)	$(169)	$(136)

Pension plan contributions, which are based on regulatory requirements, were $3.3 million for the three months ended December 31, 2011 and $3.0 million for the three months ended December 31, 2010. Contributions during the remainder of fiscal 2012 are expected to be approximately $11.9 million.

8. OTHER INCOME

Other income included the following (in thousands of dollars):

	Three Months Ended December 31,
	2011	2010
Equity Earnings in investment in
Wholesome Sweeteners, Inc.	1,381	(1,192)
Comercializadora Santos Imperial S. de R.L. de C.V.	$—	$177
Louisiana Sugar Refining, LLC	—	406
Other	(23)	—
Other	(56)	(76)

Total	$1,302	$(685)

The Company sold its investment in Commercializadora Santos Imperial S. de R.L. de C.V. and Louisiana Sugar Refining, LLC during the quarter ended December 31, 2011. Equity earnings in Wholesome Sweeteners for the quarter ended December 31, 2010 includes a $2.4 million adjustment to the carrying value of Imperial’s investment to reflect the increased value of Wholesome’s management incentive shares. Summarized financial information for Wholesome Sweeteners for the quarters ended December 31, 2011 and 2010 was as follows (in thousands of dollars):

	Wholesome Sweeteners, Inc.
	2011	2010
Net Sales	$41,028	$30,731
Gross Margin	$10,145	$7,361
Operating Income	$6,796	$4,545
Net Income	$4,376	$2,619

9. FAIR VALUE

The Company determines the fair value of natural gas and raw sugar futures contracts and marketable securities using quoted market prices for the individual securities. The following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of December 31, 2011 and September 30, 2011 (in thousands of dollars):

	December 31, 2011
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$989	—	—	$(989)	—
Marketable Securities	206	—	—	—	$206
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	$4,918	—	—	$(4,918)	—
Natural Gas	559	—	—	(559)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	—	72	—	(72)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	—	47	—	(47)	—

	September 30, 2011
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$7,507	—	—	$(7,507)	—
Marketable Securities	206	—	—	—	$206
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	$2,525	—	—	$(2,525)	—
No. 11 World Sugar Futures Contracts	10	—	—	(10)	—
Natural Gas	337	—	—	(337)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	—	190	—	(190)	—

Fair value hierarchy levels are as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

•

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that are used to generate management’s best estimate of fair value.

The Company uses the market approach in determining the fair value of our Level 1 and Level 2 assets and liabilities. Valuation of Level 2 domestic sugar futures contracts is based on the pricing of the Intercontinental Exchange (ICE) Sugar No. 16 futures contract. The Company’s policy for determining when transfers between levels are recognized is to do so at the end of each reporting period. Due to increased activity of trading in certain No. 16 domestic sugar futures contracts, the Company transferred contracts with a December 31, 2011 fair value of $87 thousand from Level 2 to Level 1 during the three months ended December 31, 2011. There were no significant transfers between Level 1 and Level 2 for the three months ended December 31, 2010.

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

The majority of our industrial channel sales and a portion of our distributor channel sales are made under fixed price, forward sales contracts. In order to mitigate price risk in raw and refined sugar commitments, we manage the volume of refined sugar sales contracted for future delivery in relation to the volume of raw cane sugar purchased for future delivery by entering into forward purchase contracts to buy raw cane sugar at fixed prices and by using raw sugar futures contracts. Historically, substantially all of our purchases of domestic raw sugar and quota raw sugar imports are priced based on the Intercontinental Exchange (ICE) Sugar No. 16 futures contract. We use these futures contracts to price our physical domestic and quota raw sugar purchase commitments. Certain of these derivative instruments qualify as cash flow hedges and are designated as hedges for accounting purposes. To the extent that derivative instruments do not qualify for hedge accounting treatment, the Company records the effect of those instruments in current earnings. Non-quota imports under the re-export program, which constitutes less than 10% of our raw sugar purchases, are priced based on the ICE Sugar No. 11 futures contract. We use these futures contracts to price our world raw purchase commitments, however, these derivative instruments are not designated as cash flow hedges. Additionally we receive short raw sugar futures contracts from certain raw sugar suppliers that are used as pricing mechanisms which are not designated as hedges. We have purchased domestic raw sugar futures contracts up to 21 months in advance of the physical purchase.

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

For derivative instruments that qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses that result from the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur are recognized in current earnings and the current quarter’s results include $0.5 million of such losses. Gains and losses on derivatives representing hedge ineffectiveness are recognized in current earnings. Gains and losses on derivatives not designated as hedges are recognized in current earnings.

At December 31, 2011 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	1,555,680	—	—
Not Designated	1,837,920	—	430,000

All of our futures contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company has $10.4 million recorded on the balance sheet for cash held on deposit in margin accounts at December 31, 2011 for the futures positions above. At December 31, 2011 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the three month period ended December 31, 2011, we did not engage in trading activity with derivatives.

The table below shows the location and amounts in the consolidated balance sheets for derivative instruments (in thousands):

As of December 31, 2011:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$468	$(468)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	$521	$(521)	—
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	2,434	(2,434)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	2,484	(2,484)	—
Natural Gas	Not Designated	559	(559)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	72	(72)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	47	(47)	—

As of September 30, 2011:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	$7,507	$(7,507)	—
Current Liabilities:
No. 11 World Sugar Futures Contracts	Not Designated	10	(10)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	1,458	(1,458)	—
Natural Gas	Not Designated	337	(337)	—
No. 16 Domestic Sugar Futures Contracts	Not Designated	1,067	(1,067)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	190	(190)	—

The impact of futures contracts on the consolidated income statement for the three months ended December 31, 2011 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended December 31, 2011
		Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$(4,431)	$—	$—
Cash Flow	Accumulated other comprehensive loss	1,140	—	—
Not Designated	Cost of Sales (credit)	815	347	532

(1)	Amounts were reclassified from accumulated other comprehensive income.

The impact of futures contracts on the consolidated income statement for the three months ended December 31, 2010 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended December 31, 2010
		Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$(1,065)	$—	$451
Cash Flow	Accumulated other comprehensive loss	(12,683)	—	47
Not Designated	Cost of Sales (credit)	(2,021)	(4,063)	(37)

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $4.5 million of gains on cash flow hedges for raw sugar is expected to be reclassified to earnings over the next twelve months.

11. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income for the three months ended December 31, 2011 are as follows (in thousands of dollars):

	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Pension and Other Post Retirement Medical Benefits	Foreign Currency Translation Adjustments and Other	Total
Balance September 30, 2011	$10,239	$(89,794)	$(26)	$(79,581)
Change in Derivative Fair Value	(1,140)			(1,140)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income	(4,431)			(4,431)
Foreign Currency Translation Adjustment			26	26

Balance December 31, 2011	$6,346	$(89,794)	$—	$(85,126)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

    OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Results of Operations

Three Months Ended December 31, 2011 compared to Three Months Ended December 31, 2010

For the three months ended December 31, 2011, we reported a loss of $3.5 million or $0.29 per diluted share, compared to a loss of $8.9 million or $0.75 per diluted share during the first fiscal quarter of the prior year. The domestic raw sugar market has been extremely volatile and continues to trade at levels well above historical norms. This volatility generated significant gains in fiscal 2010 on derivative contracts entered into to hedge raw sugar purchases relating to fiscal 2011. During fiscal 2010 these gains did not qualify for hedge accounting treatment and accordingly, were included in fiscal 2010 operating results. Reported raw sugar costs for the three months ended December 31, 2010 were negatively impacted by derivative gains recognized in the fiscal 2010. Beginning October 1, 2010 the Company resumed hedge accounting treatment and gains and losses incurred on designated futures contracts since then have been deferred in Accumulated Other Comprehensive Income and are recognized in the subsequent period in which the refined sugar produced from the hedged raw sugar is sold.

Sugar sales comprised approximately 97% of our net sales in the current quarter and 98% in the same quarter for the prior year. Sugar sales volumes and prices were:

	Three Months Ended December 31,
	2011		2010
	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:
Industrial	1,967	$47.86	2,393	$38.61
Consumer	1,677	54.20	1,827	47.94
Distributor	656	53.42	704	46.42

Domestic Sales	4,299	51.18	4,924	43.19
World/Toll	83	19.15	281	34.77

Sugar Sales	4,383	$50.57	5,205	$42.73

Net sales increased 0.1% for the three months ended December 31, 2011, compared to the same period in the prior year. Domestic sugar volumes decreased 12.7% for the quarter as a result of the Gramercy refinery contribution. Domestic sales prices increased $7.99 per cwt or 18.5% for the quarter as refined sugar prices continue at levels much higher than historical norms due to tighter domestic supply conditions, as well as higher raw sugar prices which has placed upward pressure on refined prices. The current USDA projections indicate reductions in both domestic beet sugar production and imports from Mexico from the comparable fiscal 2011 levels which should continue to keep US sugar supplies tight.

The majority of industrial channel sales and a portion of distributor channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, realized sales prices tend to lag market trends.

For the three months ended December 31, 2011, gross margin as a percentage of sales increased to 3.1% compared to a negative 1.6% in the prior year quarter. On a hedge accounting basis excluding the effects of LIFO inventory liquidations, gross margin as a percentage of sales was 1.2% for the current year quarter and 1.4% for the three months ended December 31, 2010.

	Quarter Ended
	December 31,		September 30,
	2011	2010	2011
	(In Millions of Dollars)
Gross margin as reported	$7.0	$(3.7)	$(8.1)
Derivative gains recognized in prior periods intended to hedge the current period	—	9.7	3.2
Impact of LIFO liquidation	(4.4)	(2.8)	(4.8)

Gross margin on a hedge accounting basis excluding the impact of LIFO liquidations	2.6	3.2	(9.7)

Gross margin as a percent of sales	1.2%	1.4%	-4.2%

While gross margins declined 0.2% year over year, on a consecutive quarter basis gross margin as a percent of sales improved by 5.4% from the negative 4.2% reported for the fourth quarter of fiscal 2011.

Raw sugar prices remain at historically high levels. The Company has attempted to offset the increase in raw sugar cost by adjusting its sales prices, however competitive pressures have limited the effectiveness of these efforts. There can be no assurance that we will be successful in achieving sales price increases sufficient to offset these higher raw sugar costs.

	Quarter Ended
	December 31,				September 30,
	2011		2010		2011
	Volume	Raw Market Basis	Volume	Raw Market Basis	Volume	Raw Market Basis
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Cost of raw sugar as reported in Cost of Sales	3,455	$35.47	4,672	$28.30	3,583	$36.17

Derivative gains recognized in prior periods intended to hedge the current period				(2.23)		(0.96)

Raw sugar sold from beginning LIFO inventory	(268)	20.86	(323)	21.30	(287)	20.86

Cost of raw sugar on a hedge accounting basis before LIFO impact	3,187	$36.70	4,348	$26.59	3,296	$36.54

Our cost of domestic raw cane sugar on a hedge accounting basis before LIFO increased $10.11 or 38% to $36.70 per cwt (on a raw market basis) for the current year quarter as compared to $26.59 per cwt for the quarter ended December 31, 2010. Sugar inventory quantities at December 31, 2011 and 2010 declined below the beginning of the fiscal year levels resulting in the liquidation of beginning LIFO inventory layers with a cost approximately $4.4 million and $2.8 million, respectively, below the cost of current purchases. The unit cost of refined sugar purchased from LSR for Gramercy’s packaging operation during the quarter ended December 31, 2011 was higher than the comparable cost to produce refined sugar at the Gramercy refinery during the quarter ended December 31, 2010. The result of the higher cost reduced gross margin as a percentage of sales by 0.5%.

Manufacturing costs per cwt in Port Wentworth declined compared to the prior year, principally from lower repairs and maintenance and labor costs offset in part by reduced yield caused by lower quality raw sugar, resulting in a 0.9% improvement in gross margin as a percentage of sales. Average daily melt increased from 4.7 million pounds per day in the quarter ended December 31, 2010 to 4.8 million pounds per day in the current quarter. The average daily melt remains below historical levels achieved before the February 2008 accident. Gramercy’s packaging costs per cwt increased in the current quarter as compared to the prior year as lower production volumes and irregular refined sugar supply from LSR negatively impacted fixed cost absorption, decreasing gross margin as a percentage of sales by 0.5%.

Energy costs per cwt increased from the prior year on higher natural gas and coal prices. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity increased to $4.45 per mmbtu in the current year as compared to $4.21 last year.

	Quarter Ended December 31,
	2011		2010
	Volume	Price	Volume	Price
	(000 MMBTU)	(per MMBTU)	(000 MMBTU)	(per MMBTU)
Natural Gas	549	$4.45	886	$4.21
Coal	230	$5.18	308	5.03

Total	779	$4.67	1,194	$4.42

Selling, general and administrative expense increased $1.2 million for the quarter ended December 31, 2011 compared to the same period in the prior year. Legal costs increased $2.5 million over the prior year partially due to a $1.3 million insurance reimbursement of legal fees in the prior year related to a shareholder derivative lawsuit settled in October 2010. Offsetting the higher legal fees were $0.7 million of lower compensation costs and $0.6 million of lower marketing costs.

Other income, which includes equity investment earnings, increased in the current quarter, primarily the result of increased equity in earnings of Wholesome Sweeteners.

The Company has not recorded a benefit for income taxes in the quarter ended December 31, 2011 because of uncertainty concerning the sufficiency of future taxable income in future periods to realize such benefit. We estimated a combined federal and state income tax rate of 38.0% for the three months ended December 31, 2010.

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

At December 31, 2011, the Company had $70.8 million of outstanding borrowings under the Credit Agreement and had the capacity under the borrowing base formula to borrow an additional $29.2 million, after deducting outstanding letters of credit totaling $6.9 million. As of February 7, 2012, the Company had $70.1 million of outstanding borrowings and had the capacity to borrow an additional $18.4 million after the reduction of availability described below.

The Credit Agreement entered into in May 2011 had no financial covenants unless availability (defined as the borrowing base, less actual borrowings and letters of credit) was less than $20 million at any time or less than $25 million for a period of five consecutive business days, in which case a minimum $20 million trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) test would apply until availability has been greater than $30 million for each day during three consecutive months. The Company maintained availability above these minimum thresholds throughout fiscal 2011 and fiscal 2012 until the December amendment described below, and thus the EBITDA covenant was not applicable. Had this financial covenant applied as of December 31, 2011, EBITDA for the trailing four quarter period would have been $2.4 million and the Company would not have been in compliance with the EBITDA covenant.

In December 2011, the Company and the lenders agreed to an amendment of the Credit Agreement which modified the minimum EBITDA financial covenant subject to an availability trigger, until the earlier of April 15, 2012 or such time as availability exceeds $50 million. The amendment includes an additional provision which has the effect of reducing the amount available to borrow under the borrowing base formula by $10 million while the modified EBITDA covenant is in effect. After the earlier of April 15, 2012 or such time as availability exceeds $50 million, the financial covenant and availability trigger revert to the terms of the Credit Agreement prior to the amendment. The Company fell below the availability trigger in the amended Revolver in January 2012; the Company was in compliance with the amended minimum EBITDA covenant for December 2011 and expects to be in compliance for the two-month period ended January 31, 2012.

As a result of the Company’s future cash needs, including for capital expenditures, pension contributions and margin requirements of the commodity futures program, as well as the need to fund possible future operating losses in the event current margin pressures continue, the Company’s borrowing availability in fiscal 2012 under the Credit Agreement could continue to be restricted, and the Company could continue to be subject to applicable financial covenants in the Credit Agreement.

The Company is reviewing opportunities to improve its liquidity, including potential asset sales. In December 2011 the Company sold its one third interest in LSR rather than make additional capital contributions necessitated by the financial condition of the venture. The sales price for the Company’s one-third interest and certain other assets was $18.0 million with $14.2 million received at closing and the balance payable over the next 21 months. The Company is in the late stages of exploring with its partner the potential of selling their interests in Wholesome Sweeteners to a third party. There can be no assurance that any transaction to sell the Company’s interest in Wholesome will occur or that these steps will improve the Company’s financial condition sufficiently to increase availability under the Credit Agreement so that the original financial covenants do not apply. In such an event, it is likely that the Company will not be in compliance with such original covenants after April 15, 2012 and will need to seek a waiver from its lenders in order to avoid an event of default under the Credit Agreement. There is no assurance that such a waiver will be obtained from our lenders or that the lenders would not condition a waiver on the Company’s agreement to terms that could materially limit the Company’s ability to make additional borrowings or that could be otherwise disadvantageous. Additionally, future cash needs, including for capital expenditures, pension contributions and margin requirements of the commodity futures program, as well as the need to fund possible future operating losses in the event current margin pressures continue, could result in current financial resources being inadequate to meet obligations.

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

Our capital expenditures during the first quarter of fiscal 2012 were $4.2 million related primarily to safety, environmental and equipment replacement. Capital expenditures in fiscal 2012 are expected to total between $20 and $25 million, related primarily to safety, environmental, process improvement and equipment replacement projects.

The Board of Directors of the Company suspended its payment of a quarterly dividend in November 2011.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimate methodologies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2011.

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

The information in the table below presents our domestic raw sugar futures positions outstanding as of December 31, 2011. There were no world raw sugar futures positions outstanding at December 31, 2011.

	Expected Maturity Fiscal 2012	Expected Maturity Fiscal 2013
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	2,743,000	651,000
Weighted Average Contract Price (per cwt)	$37.65	$34.83
Contract Amount	$103,272,000	$22,662,000
Weighted Average Fair Value (per cwt)	$36.25	$34.73
Fair Value	$99,429,000	$22,601,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At December 31, 2010, our domestic futures position was a net long position of 1,283,000 cwt at an average contract price of $34.10 and an average fair value price of $36.70. Our world futures position at December 31, 2010 was a net long position of 325,000 cwt at an average contract price of $24.14 and an average fair value price of $25.05.

The information in the table below presents our natural gas futures positions outstanding as of December 31, 2011.

Expected Maturity Fiscal 2012
Futures Contracts (long positions):
Contract Volumes (mmbtu)	430,000
Weighted Average Contract Price (per mmbtu)	$4.38
Contract Amount	$1,885,000
Weighted Average Fair Value (per mmbtu)	$3.08
Fair Value	$1,325,000

At December 31, 2010, our natural gas futures position was a long position of 320,000 mmbtu with an average contract price of $4.42 and an average fair value price of $4.46.

At December 31, 2011 and 2010, we had no interest rate derivatives which were sensitive to interest rate changes.

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company previously resolved forty-three lawsuits related to the accident. On October 19, 2011, the attorneys representing the plaintiffs in the lawsuits remaining at that time submitted a time-limited global settlement offer to resolve these lawsuits for a sum within the Company’s remaining limits of insurance. Two of the three insurers who issued the insurance policies representing the Company’s remaining limits of insurance, American Guarantee & Liability Insurance Company (“AGLIC”) and St. Paul Fire & Marine Insurance Company (“St. Paul”), elected not to respond to this settlement offer by its deadline. The Company has notified AGLIC and St. Paul that due to their failure to settle the remaining lawsuits within the Company’s available limits of insurance pursuant to the global settlement offer, the Company will seek to hold them responsible for damages due to their negligent failure to settle and bad faith in the event verdicts or settlements in the remaining lawsuits are in excess of the Company’s limits of insurance.

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

The Company was named as a defendant in a lawsuit filed by one of its excess general liability insurers, AGLIC, in the U.S. District Court for the Northern District of Georgia on August 19, 2011, and styled as American Guarantee & Liability Insurance Company v. Imperial Sugar Company, et al., Civil Action No. 1:11-CV-2778-WSD (the “Georgia Lawsuit”). On January 10, 2012, AGLIC filed an amended complaint in the Georgia Lawsuit seeking : (1) a judicial declaration that the AGLIC policy does not cover the Company’s defense expenses incurred defending various claims arising from the industrial accident that occurred in 2008 at its plant located in Port Wentworth, Georgia (the “Port Wentworth Claims”), (2) an equitable accounting of the settlements of certain of the Port Wentworth Claims that were settled using proceeds provided by the primary and umbrella layers of liability policies and the workers compensation policy issued by Chartis-affiliated insurers, (3) a judicial declaration that the limits of liability of the underlying primary and umbrella liability policies were improperly exhausted as a result of such settlements, (4) a judicial declaration that the Company breached the AGLIC policy by failing to cooperate and, as a result, coverage under the policy should be voided and (5) recoupment from the Company of amounts paid by AGLIC to settle Port Wentworth Claims in excess of its obligations under the AGLIC policy.

AGLIC shares on a 50/50 pro-rata basis with St. Paul the final $50 million layer of excess liability coverage available to the Company for the Port Wentworth Claims. St. Paul was also named as a defendant in the Georgia Lawsuit and has asserted an amended cross claim against the Company seeking (1) a judicial declaration regarding whether the underlying primary and umbrella policies have been exhausted properly in connection with the settlement of certain Port Wentworth Claims and if they have not been exhausted properly, a judicial declaration that St. Paul is entitled to recoup all sums paid in excess of its obligations under the St. Paul policy and (2) a judicial declaration that St. Paul is not obligated to defend the Company or pay or reimburse the Company’s defense expenses incurred in connection with the Port Wentworth Claims. On January 31, 2012, the Company filed its answer to the amended complaint and asserted amended counterclaims and cross claims against AGLIC and St. Paul, respectively, alleging, among other things that (1) AGLIC and St. Paul have breached their insurance policies by wrongfully denying coverage for the Company’s defense expenses incurred as a result of the Port Wentworth Claims and (2) AGLIC’s and St. Paul’s breaches and other conduct amount to bad faith.

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

On August 11, 2011, the Georgia Environmental Protection Division (“EPD”) issued to the Port Wentworth facility a Notice of Violation (the “NOV”) regarding the Company’s semi-annual air permit report for the first six months of 2011. The Company reported periodic emissions of nitrogen oxides from a boiler above the permit limit. In addition, the Company reported several maintenance, repair, and other issues that had affected the boiler operations and that corrective measures had been taken. EPD requested further information which was provided, including that total excess emissions were minimal and had no significant impact on air quality. In January 2012, the Company and EPD entered into a settlement agreement regarding the NOV. Without admitting liability, the Company paid a settlement amount of $6,000 and submitted a written plan for manually maintaining control over natural gas operation of the boiler.

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

On October 31, 2011, Carpenter’s Pension Fund of Illinois moved for appointment as lead plaintiff. On January 16, 2012, plaintiff Hassan filed a motion to dismiss his individual claims without prejudice on the basis that his interests are adequately represented in the class action. At an initial pre-trial conference held on January 31, 2012, the Court entered an order appointing Carpenter’s Pension Fund of Illinois as lead plaintiff and dismissing plaintiff Hassan’s individual action. Pursuant to the Court-ordered schedule, the lead plaintiff will have until March 16, 2012 to file an amended consolidated complaint.

On September 27, 2011, the Board of Directors of the Company received a letter from counsel for a shareholder of the Company requesting, among other things, that the Board cause an independent investigation to be made and a legal action commenced with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers and directors relating to the August 5, 2011 announcement of the Company’s third fiscal quarter results. On October 12, 2011, the Board received a similar letter on behalf of another shareholder. The Board of Directors established a committee of independent and disinterested directors on October 5, 2011 with full authority to investigate and address the allegations contained in such shareholder letters. On February 2, 2012, one of the shareholders reference above filed a derivative lawsuit in the District Court of Fort Bend County, Texas, styled as Piszko v. Imperial Sugar Company, et al., Cause No. 12-DCV-195994, alleging that the Company’s current President and Chief Executive Officer, its current Senior Vice President and Chief Financial Officer, the current directors and a former director breached their fiduciary duties, were unjustly enriched and engaged in the waste of corporate assets. On February 3, 2012, the other shareholder referenced above filed a nearly identical derivative lawsuit against the Company’s current President and Chief Executive Officer, its current Senior Vice President and Chief Financial Officer, its current directors and a former director in the District Court of Fort Bend County, Texas styled as Cinotto v. Imperial Sugar Company, et al., Cause No. 12-DCV-196013. The complaints allege, among other things, that the defendants failed to establish and maintain adequate internal controls over the Port Wentworth refinery, made improper statements in press releases, SEC filings and other public disclosures and failed to establish and maintain disclosure controls in order to prevent the allegedly improper statements from being made. The complaints further allege that the defendants engaged in a conspiracy to aid and assist each other in masking the alleged breaches of duty, unjust enrichment and the waste of corporate assets

The Company is party to other litigation and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material effect on its consolidated results of operations, financial position or cash flows. In connection with the sales of certain businesses, the Company made customary representations and warranties, and undertook indemnification obligations with regard to certain of these representations and warranties including financial statements, environmental and tax matters, and the conduct of the businesses prior to the sale. These indemnification obligations are subject to certain deductibles, caps and expiration dates.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010; and (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY (Registrant)

Dated: February 8, 2012	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010; and (iv) Consolidated Statements of changes in Shareholders’ Equity for the three months ended December 31, 2011.