Form 10-Q
period 2012-03-31
IMPERIAL SUGAR CO /NEW/
filed 2012-05-10
CIK 831327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes.  ☒    No.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes.  ☒    No.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012 there were 12,241,530 shares of common stock, without par value, of the registrant outstanding.

IMPERIAL SUGAR COMPANY

Forward-Looking Statements

Statements regarding completion of the pending Merger Agreement with a subsidiary of Louis Dreyfus Commodities LLC, future market prices and margins, our liquidity and ability to finance our operations and capital investment programs, future expenses and liabilities arising from the Port Wentworth refinery incident, future liabilities arising from litigation, claims and assessments, future import and export levels, future government and legislative action, future environmental regulatory and compliance costs, future operating results, future availability and costs of raw sugar, operating efficiencies, results of future investments and initiatives, future cost savings, future product innovations, future energy costs, future pension plan contributions and other statements that are not historical facts contained in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to, the minimum tender condition of the Merger Agreement being satisfied, legislative, administrative and judicial actions, market factors, farm and trade policy, our ability to obtain financing and the terms of any such financing, our ability to realize planned cost savings and other improvements, the available supply of sugar, energy costs, the effect of weather and economic conditions, results of actuarial assumptions, actual or threatened acts of terrorism or armed hostilities and other factors detailed elsewhere in this report and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We identify forward-looking statements in this report by using the following words and similar expressions:

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

PART I - FINANCIAL INFORMATION

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	September 30, 2011
	(In Thousands of Dollars)
ASSETS

Current Assets:
Cash and Cash Equivalents	$278	$134
Marketable Securities	208	206
Accounts Receivable, Net	49,340	55,622
Inventories:
Finished Products	25,833	31,268
Raw and In-Process Materials	3,095	21,966
Supplies	19,040	17,355

Total Inventory	47,968	70,589
Prepaid Expenses and Other Current Assets	17,044	59,155

Total Current Assets	114,838	185,706
Other Investments	21,193	38,577
Property, Plant and Equipment, Net	249,065	251,009
Deferred Income Taxes, Net	11,223	11,034
Other Assets	4,925	4,095

Total	$401,244	$490,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable:
Raw Sugar	$7,157	$23,461
Other Trade	14,354	13,367

Total Accounts Payable	21,511	36,828
Borrowing under Revolving Credit Line	69,015	81,843
Deferred Income Taxes, Net	8,313	8,313
Other Current Liabilities	34,158	74,200

Total Current Liabilities	132,997	201,184
Deferred Employee Benefits and Other Liabilities	124,835	127,783
Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, Without Par Value, Issuable in Series; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, Without Par Value; 50,000,000 Shares Authorized; 12,241,618 and 12,223,978 Shares Issued and Outstanding at March 31, 2012 and September 30, 2011	132,076	131, 572
Retained Earnings	99,506	109,463
Accumulated Other Comprehensive Loss	(88,170)	(79,581)

Total Shareholders’ Equity	143,412	161,454

Total	$401,244	$490,421

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In Thousands of Dollars, Except per Share Amounts)
Net Sales	$203,012	$192,166	$430,688	$419,555
Cost of Sales (includes depreciation of $4,847,000 and $4,954,000 for the three months and $9,415,000 and $10,687,000 for the six months ended March 31, 2012 and 2011, respectively)	(200,714)	(181,869)	(421,361)	(412,950)
Selling, General and Administrative Expense (includes depreciation of $157,000 and $212,000 for the three months and $331,000 and $431,000 for the six months ended March 31, 2012 and 2011, respectively)	(10,419)	(9,667)	(21,256)	(19,316)
Gain on Contribution of Assets to Joint Venture	—	3,598	—	3,598

Operating Income (Loss)	(8,121)	4,228	(11,929)	(9,113)
Interest Expense	(1,033)	(435)	(1,984)	(798)
Interest Income	1	386	1	399
Other Income (Loss), Net	2,653	1,266	3,955	581

Income (Loss) before Income Taxes	(6,500)	5,445	(9,957)	(8,931)
Benefit (Provision) for Income Taxes (includes a Valuation Allowance of $2,413,000 and $3,462,000 for the three months and six months ended March 31, 2012)	—	(1,290)	—	4,171

Net Income (Loss)	$(6,500)	$4,155	$(9,957)	$(4,760)

Basic Earnings (Loss) per Share of Common Stock	$(0.54)	$0.35	$(0.83)	$(0.40)

Diluted Earnings (Loss) per Share of Common Stock	$(0.54)	$0.34	$(0.83)	$(0.40)

Weighted Average Shares Outstanding:
Basic	12,001,464	11,896,085	11,992,970	11,870,914

Diluted	12,001,464	12,149,210	11,992,970	11,870,914

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2012	2011
	(In Thousands of Dollars)
Operating Activities:
Net Loss	$(9,957)	$(4,760)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	9,746	11,118
Deferred Income Taxes	—	(4,171)
Non-Cash Stock-Based Compensation	529	1,802
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Loss	(4,237)	(1,654)
Cash (Paid) Received on Change in Fair Value of Derivative Instruments	(4,378)	14,201
Gain on Contribution of Assets to Joint Venture	—	(3,598)
Equity (Earnings) Loss in Unconsolidated Subsidiaries	(3,957)	85
Reduction of Fair Value of Guarantee	—	(700)
Excess Tax Benefits from Stock-Based Compensation	—	290
Other	219	114
Changes in Operating Assets and Liabilities:
Accounts Receivable	7,949	9,645
Inventories	22,621	41,856
Prepaid Expenses and Other Assets	858	14,311
Accounts Payable—Raw Sugar	(16,304)	(67,728)
Accounts Payable—Other Trade	568	(7,884)
Other Liabilities	(2,952)	(5,688)

Net Cash Provided by (Used in) Operations	705	(2,761)

Investing Activities:
Capital Expenditures	(7,382)	(16,801)
Proceeds from Sales of Investments in Unconsolidated Investees	19,737	—
Other	(63)	(1)

Net Cash Provided by (Used in) Investing Activities	12,292	(16,802)

Financing Activities:
Borrowings (Repayments) under Revolving Credit Line, Net	(12,828)	1,000
Cash Dividends	—	(578)
Excess Tax Benefits from Stock-Based Compensation	—	(290)
Other	(25)	(384)

Net Cash Provided by (Used in) Financing Activities	(12,853)	(252)

Increase (Decrease) in Cash and Cash Equivalents	144	(19,815)
Cash and Cash Equivalents, Beginning of Period	134	22,750

Cash and Cash Equivalents, End of Period	$278	$2,935

Supplemental Non-Cash Items:
Tax Effect of Deferred Gains and Losses	$—	$5,707

Purchase of Property, Plant and Equipment on Account	$1,427	$1,221

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2012

(Unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands of Dollars)
Balance September 30, 2011	12,223,978	$131,572	$109,463	$(79,581)	$161,454
Comprehensive Loss:
Net Loss			(9,957)		(9,957)
Change in Derivative Fair Value				(4,378)	(4,378)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income				(4,237)	(4,237)
Foreign Currency Translation Adjustment				26	26

Total Comprehensive Loss					(18,546)
Restricted Stock Unit Grants, Net	17,640	504			504

Balance March 31, 2012	12,241,618	$132,076	$99,506	$(88,170)	$143,412

See notes to consolidated financial statements.

IMPERIAL SUGAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED March 31, 2012 AND 2011

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

The consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Operating losses, pension plan contributions and capital expenditures have consumed a significant amount of the Company’s liquidity and the Company fell below the applicable minimum availability level under the credit agreement in January 2012, requiring compliance with a minimum EBITDA covenant. While the Company has remained in compliance with the applicable financial covenant and other restrictions under the amended credit agreement, disclosure in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 expressed substantial doubt about the Company’s ability to continue as a going concern.

In December 2011 the Company sold its one-third interest in Louisiana Sugar Refining, LLC (“LSR”) for $18 million, rather than make additional capital contributions necessitated by the financial condition of the venture. In April 2012, the Company sold its 50% equity interest in Wholesome Sweeteners, Incorporated (“Wholesome”) for net proceeds of $60.4 million.

Ultimately, the Company’s continuation as a going concern is dependant upon its ability to generate sufficient cash flows from operations in order to meet its obligations as they become due.

Cost of Sales

The Company’s sugar inventories, which are accounted for on a LIFO basis, are periodically reduced at interim dates to levels below that of the beginning of the fiscal year. When such interim LIFO liquidations are expected to be restored prior to fiscal year-end, the estimated replacement cost of the liquidated layers is utilized as the basis of the cost of sugar sold from beginning of the year inventory. Accordingly, the cost of sugar utilized in the determination of cost of sales for interim periods includes estimates which may require adjustment in future fiscal periods. Sugar inventory quantities at March 31, 2012 and 2011 declined below the comparable beginning of the fiscal year levels, resulting in the liquidation of a LIFO inventory layer with costs below the cost of current purchases of $14.3 million in the quarter ended March 31, 2011 and $4.4 million and $17.1 million for the six month periods ended March 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

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

2. SUBSEQUENT EVENTS

On May 1, 2012, the Company, LD Commodities Sugar Holdings LLC, a Delaware limited liability company (“Parent”), and Louis Dreyfus Commodities Subsidiary Inc., a Texas corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will commence a tender offer (the “Tender Offer”) to purchase all of the Company’s issued and outstanding shares of common stock, no par value per share, including any associated right to purchase capital stock pursuant to the Rights Agreement, at a price of $6.35 per share payable net to the seller in cash, without interest (the “Offer Price”), and subject to deduction for applicable withholding taxes. The Merger Agreement also contemplates that, following completion of the Tender Offer and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, all remaining outstanding common shares not tendered in the Tender Offer (other than Common Shares owned by Parent, Merger Sub, the Company and any common shares held by stockholders who have properly perfected their statutory rights of dissent and appraisal pursuant to the applicable provisions of Subchapter H of Chapter 10 of the Texas Business Organizations Code), will be cancelled and converted into the right to receive the Offer Price.

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

In December 2010, the Louisiana Department of Environmental Quality (“LDEQ”) issued a Consolidated Compliance Order and Notice of Potential Penalty to the Company alleging violations of state environmental regulations and the terms of the wastewater discharge permit for the Company’s Gramercy, Louisiana refinery. The alleged violations relate to the release of foam into waters of the state and exceedances of applicable criteria for dissolved oxygen and pH. The Company investigated the alleged violations, took measures to cease and contain the foam discharge, and coordinated with the LDEQ to develop and implement a plan to remove and dispose of the foamy material and achieve and maintain compliance with applicable legal requirements. Without admitting liability, the Company entered into an agreement with LDEQ in April 2012 settling the allegations of violation of environmental regulations and paid a settlement amount of $10,770, including LDEQ response costs.

In March 2011, the Company filed suit in the United States District Court for the Southern District of Texas against Southern Systems, Inc. (“SSI”), the contractor who constructed the conditioning silos at the Company’s Port Wentworth refinery, for breach of contract. The lawsuit, styled as Imperial Sugar Company v. Southern Systems, Inc., No. 4:11-cv-00970, seeks damages for deficiencies in construction of the conditioning silos. In June 2011, SSI filed a counterclaim against the Company for $3.5 million for work it allegedly performed and was not paid. The lawsuit is in discovery. In April 2012, the parties entered into an agreement to arbitrate their claims and counterclaims and to stay the federal court lawsuit.

In May 2011, the Company joined seven cane and beet sugar producers and two sugar industry trade associations as plaintiffs in a lawsuit filed against six producers of high fructose corn syrup (the “Member Companies”) and the Corn Refiners Association (the “CRA”) (collectively, the “HFCS Defendants”) in the United States District Court for the Central District of California regarding advertising and marketing of high fructose corn syrup. The lawsuit, styled as Western Sugar Cooperative v. Archer-Daniels, Midland Company, No. CV11-3473 CBM (MANx), initially alleged violations of the federal Lanham Act and state law by the HFCS Defendants in marketing and advertising high fructose corn syrup as a natural product equivalent to cane and beet sugar. The lawsuit seeks money damages and injunctive relief. On October 21, 2011, the court issued an order on the first motion to dismiss the amended complaint filed by the HFCS Defendants, denying the motion as to the CRA, granting the motion as to the Member Companies, and giving plaintiffs leave to amend their complaint to set forth additional allegations regarding the Member Companies. On the same day, the court issued a separate order on a motion filed only by the CRA, dismissing the state law claim for unfair competition. On November 18, 2011, the plaintiffs filed a second amended complaint naming the Member Companies as defendants on the federal Lanham Act claim to which the CRA answered and the Member Companies filed another motion to dismiss. That motion to dismiss has been fully briefed and was argued before the court on March 21, 2012.

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

On October 31, 2011, Carpenter’s Pension Fund of Illinois moved for appointment as lead plaintiff. On January 16, 2012, plaintiff Hassan filed a motion to dismiss his individual claims without prejudice on the basis that his interests are adequately represented in the class action. At an initial pre-trial conference held on January 31, 2012, the court entered an order appointing Carpenter’s Pension Fund of Illinois as lead plaintiff and dismissing plaintiff Hassan’s individual action. Pursuant to the court-ordered schedule, on March 22, 2012, the lead plaintiff filed an amended consolidated complaint (the “Complaint”). On May 7, 2012, the defendants filed a motion to dismiss the Complaint.

On September 27, 2011, the Board of Directors of the Company received a letter from counsel for a shareholder of the Company requesting, among other things, that the Board cause an independent investigation to be made and a legal action commenced with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers and directors relating to the August 5, 2011 announcement of the Company’s third fiscal quarter results. On October 12, 2011, the Board received a similar letter on behalf of another shareholder. The Board of Directors established a committee of independent and disinterested directors on October 5, 2011 with full authority to investigate and address the allegations contained in such shareholder letters (“Special Committee”). That investigation remains on-going.

On February 2, 2012, one of the shareholders referenced in the immediately preceding paragraph filed a derivative lawsuit in the District Court of Fort Bend County, Texas, styled as Piszko v. Imperial Sugar Company, et al., Cause No. 12-DCV-195994, alleging that the Company’s current President and Chief Executive Officer, its current Senior Vice President and Chief Financial Officer, the current directors and a former director breached their fiduciary duties, were unjustly enriched and engaged in the waste of corporate assets. On February 3, 2012, the other shareholder referenced in the immediately preceding paragraph filed a nearly identical derivative lawsuit against the Company’s current President and Chief Executive Officer, its current Senior Vice President and Chief Financial Officer, its current directors and a former director in the District Court of Fort Bend County, Texas styled as Cinotto v. Imperial Sugar Company, et al., Cause No. 12-DCV-196013. The complaints allege, among other things, that the defendants failed to establish and maintain adequate internal controls over the Port Wentworth refinery, made improper statements in press releases, SEC filings and other public disclosures and failed to establish and maintain disclosure controls in order to prevent the allegedly improper statements from being made. The complaints further allege that the defendants engaged in a conspiracy to aid and assist each other in masking the alleged breaches of duty, unjust enrichment and the waste of corporate assets. On February 22, 2012, plaintiffs filed an unopposed motion to consolidate the two derivative lawsuits. On March 2, 2012, the Company and director and officer defendants filed an unopposed motion to stay the lawsuits pending the completion of the Special Committee’s investigation. Both motions remain pending before the court. On May 8, 2012, the Piszko and Cinotto plaintiffs filed a First Amended Shareholder Derivative Petition. In addition to the allegations asserted in its predecessor, this pleading claims that in connection with the recently-announced transaction with Louis Dreyfus Commodities LLC, the directors and officers breached their fiduciary duties to ensure the fairness of the transaction to shareholders, including by attempting to eliminate personal liability arising from the original petition by negotiating the sale of the Company.

Between May 2, 2012 and the date of this filing, a number of Imperial Sugar shareholders filed derivative lawsuits in the Texas state district courts, including Oshea v. Imperial Sugar Company, et al. (Fort Bend Dist. Ct.); Smith v. Gaffney, et al. (Fort Bend Dist. Ct.); Del Parigi v. Imperial Sugar Company, et al. (Fort Bend Dist. Ct.); and Gruber v. Coan, et al. (Harris Dist. Ct.) In addition, the Company is aware of at least one shareholder action that purports to be a shareholder class action lawsuit, Kahn v. Gaffney, et al. (Fort Bend Dist. Ct.).

The lawsuits assert claims for breach of fiduciary duty and abuse of control against the Company and its directors, as well as aiding and abetting claims against Louis Dreyfus Commodities LLC and its affiliates, in connection with the proposed merger announced on May 1, 2012. The shareholders challenge the fairness of various provisions of the proposed transaction, including the price that Company shareholders will be offered to tender their shares, and the provisions of the Merger Agreement relating to the possible termination of the transaction, the “no solicitation” provision, and the “top-up” option provision. Plaintiffs also allege that defendants breached their duty of candor to Company shareholders by failing to disclose all material information about the Transaction, and request certain disclosures under Texas law. Plaintiffs’ requests for relief include injunctive and declaratory relief, as well as rescission, costs, attorneys’ fees, and disbursements.

Additionally, between May 3, 2012 and the date of this filing, the Board of Directors received demand letters from counsel for shareholders, including Shmuel and Abvohom Zaks and the Farish Trust, containing similar assertions and requesting that the Company terminate the proposed transaction. Among other things, the Zaks demand letter contends that the Company’s directors are motivated by prospects for personal economic benefit and therefore cannot be considered disinterested.

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

4. SALE OF JOINT VENTURE INTERESTS

We sold our 50% joint venture interest in Comercializadora Santos Imperial S. de R.L. de C.V. for $5.1 million and terminated our mutually exclusive supply agreements with the Santos group in October 2011.

Operating losses incurred by LSR through November 2011, plus additional working capital requirements caused by high sugar prices, strained the joint venture’s financial capabilities necessitating a capital injection by the partners. Rather than make this additional capital contribution, the Company chose to sell its equity stake in LSR and certain idle Louisiana real estate parcels to its former partners in December 2011 for $18 million, including $14.2 million at closing, with the remainder payable over 21 months. In connection with the sale, the Company contributed the remaining refinery land to LSR and remains obligated to complete the Voluntary Remediation Program. We continue to package sugar at Gramercy under a revised sugar supply agreement with a minimum term of five years.

In April 2012, we sold our 50% equity interest in Wholesome which had a book value of $20.8 million to an affiliate of Arlon Group, a private investment group focused on food and agriculture. We received net proceeds of $60.4 million in cash at the closing of the transaction, which were used to reduce borrowings under the Company’s revolving credit facility. Final proceeds are subject to adjustment upon determination of Wholesome’s closing date working capital.

5. DEBT

In December 2011, the Company’s $140 million (subject to a borrowing base) senior secured revolving credit facility (“Revolver”) was amended to include a provision to modify the minimum EBITDA financial covenant subject to an availability trigger, until the earlier of April 15, 2012 or such time as availability exceeds $50 million. The amendment includes an additional provision which has the effect of reducing the amount available to borrow under the borrowing base formula by $10 million while the modified EBITDA covenant is in effect. The amendment also prohibits the payment of dividends while the modified EBITDA covenant is in effect. After the earlier of April 15, 2012 or such time as the availability exceeds $50 million, the financial covenant and availability trigger revert to the terms on the Revolver prior to the amendment. At March 31, 2012 the Company had $69.0 million outstanding under the Revolver and unused availability of $12.7 million.

The Company fell below the availability trigger in the amended Revolver in January 2012 and was in compliance with the amended EBITDA covenant during the quarter ended March 31, 2012. With the receipt of proceeds from the Wholesome Sweeteners sale in April 2012, availability exceeded $50 million and the availability trigger and financial covenant reverted to the terms on the Revolver prior to the amendment. Additionally, concurrent with the sale of the Company’s equity interest in Wholesome, the fixed asset component of the borrowing base was reduced by $15 million. As of May 8, 2012, the Company had $44.3 million outstanding under the Revolver and unused availability of $36.4 million.

Although the final maturity of the Revolver is December 31, 2015, the Company classifies debt under the Revolver as current, as the agreement contains a subjective acceleration clause which can be exercised, if, in the opinion of the lender, there is a material adverse effect, and provides the lenders direct access to our cash receipts.

6. STOCK-BASED COMPENSATION

During the six months ended March 31, 2011, the Company granted 146,440 shares of restricted stock to employees with a weighted average grant date fair value of $13.22 per share. No comparable restricted stock grants were made during the six months ended March 31, 2012.

During the six months ended March 31, 2012, the Company granted 56,036 restricted stock units (“RSU’s”) to non-employee directors with a weighted average grant date fair value of $6.87 per unit. During the six months ended March 31, 2011, the Company granted 38,441 RSU’s to non-employee directors with a weighted average grant date fair value of $11.45 per unit. The RSU’s vest six months following termination of board service.

7. EARNINGS PER SHARE

The following table presents information necessary to calculate diluted earnings per share (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net Income (Loss)	$(6,500)	$4,155	$(9,957)	$(4,760)

Average Shares Outstanding	12,001,464	11,896,085	11,992,970	11,870,914
Effect of Incremental Shares Issuable from Assumed Exercise of Stock Options and Nonvested Restricted Stock Under the Treasury Stock Method (1)	—	253,125	—	—

Adjusted Average Shares	12,001,464	12,149,210	11,992,970	11,870,914

Diluted EPS – Net Income (Loss)	$(0.54)	$0.34	$(0.83)	$(0.40)

(1)	No assumed restricted stock share issuances or option exercises were included in the computation of diluted EPS for the three and six months ended March 31, 2012 and the six months ended March 31, 2011, because doing so would have an antidilutive effect on the computation of diluted earnings per share. Includes 211,541 shares of restricted stock and 41,584 stock options for the three months ended March 31, 2011. Excludes 449,868 antidilutive securities for the three and six months ended March 31, 2012, and excludes 1,085 and 549,108 antidilutive securities for the three and six months ended March 31, 2011.

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months and six months ended March 31, 2012 and 2011 were (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Pension Plans
Service Cost	$305	$252	$611	$549
Interest Cost	2,594	2,699	5,187	5,357
Expected Return on Plan Assets	(2,615)	(2,597)	(5,230)	(5,195)
Amortization of Prior Service Cost	13	16	25	35
Recognized Actuarial Loss	1,274	934	2,549	2,014
Curtailment Loss	—	169	—	169

Total Net Periodic Benefit Costs	$1,571	$1,473	$3,142	$2,929

Postretirement Benefits Other than Pension Plans
Service Cost	$2	$4	$5	$8
Interest Cost	88	104	177	204
Amortization of Prior Service Cost	(398)	(398)	(797)	(797)
Recognized Actuarial Loss	138	160	276	319

Total Net Periodic Benefit Costs (Income)	$(170)	$(130)	$(339)	$(266)

Pension plan contributions, which are based on regulatory requirements, were $6.6 million for the six months ended March 31, 2012 and $6.0 million for the six months ended March 31, 2011. Contributions during the remainder of fiscal 2012 are expected to be approximately $9.6 million. During the three months ended March 31, 2011 a curtailment loss of $169 thousand was recognized for the Colonial Union Pension Plan due to a reduction in headcount associated with the contribution of the Gramercy refinery assets to LSR. As a result of the revaluation of the Colonial Union Pension Plan liability triggered by the curtailment, accrued pension liabilities were reduced by $2.9 million and Accumulated Other Comprehensive Income increased $1.9 million net of tax.

9. OTHER INCOME

Other income included the following (in thousands of dollars):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Equity Earnings in investment in
Wholesome Sweeteners, Inc.	$2,638	1,222	$4,019	30
Comercializadora Santos Imperial S. de R.L. de C.V.	—	$1,303	—	$1,480
Louisiana Sugar Refining, LLC	—	(1,913)	—	(1,507)
Other	(39)		(62)
Reduction of fair value of guarantee	—	700	—	700
Other	54	(46)	(2)	(122)

Total	$2,653	$1,266	$3,955	$581

The Company reports its share of earnings in these investees on the equity method. The Company sold its investment in Comercializadora Santos Imperial S. de R.L. de C.V. and LSR during the six months ended March 31, 2012, and sold its investment in Wholesome in April 2012. Equity earnings in Wholesome for the quarter ended December 31, 2010 included a $2.4 million adjustment to the carrying value of Imperial’s investment to reflect the increased value of

Wholesome’s management incentive shares. Summarized combined financial information for Wholesome for the quarter and six months ended March 31, 2012 and 2011 includes the following (in thousands of dollars):

	Quarter		Year to Date
	2012	2011	2012	2011
Net Sales	$50,455	$26,321	91,483	57,052
Gross Profit	$13,067	$6,543	23,212	13,904
Operating Income	$8,535	$4,148	15,331	8,693
Net Income	$5,515	$2,628	9,891	5,247

10. FAIR VALUE

The Company determines the fair value of natural gas and raw sugar futures contracts and marketable securities using quoted market prices for the individual securities. The following table presents the Company’s assets and liabilities measured and recognized at fair value on a recurring basis classified at the appropriate level of the fair value hierarchy as of March 31, 2012 and September 30, 2011 (in thousands of dollars):

	March 31, 2012
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$644	—	—	$(644)	—
Marketable Securities	208	—	—	—	$208
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	3,401	84	—	(3,485)	—
Natural Gas	353	—	—	(353)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	—	231	—	(231)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	—	83	—	(83)	—

	September 30, 2011
	Fair Value			Margin Requirements Settled in Cash	Balance Sheet Total
	Level 1	Level 2	Level 3
Current Assets:
No. 16 Domestic Sugar Futures Contracts	$7,507	—	—	$(7,507)	—
Marketable Securities	206	—	—	—	$206
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	2,525	—	—	(2,525)	—
No. 11 World Sugar Futures Contracts	10	—	—	(10)	—
Natural Gas	337	—	—	(337)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	—	$190	—	(190)	—

Fair value hierarchy levels are as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

•

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that are used to generate management’s best estimate of fair value.

The Company uses the market approach in determining the fair value of our Level 1 and Level 2 assets and liabilities. Valuation of Level 2 domestic sugar futures contracts is based on the pricing of the Intercontinental Exchange (ICE) Sugar No. 16 futures contract. The Company’s policy for determining when transfers between levels are recognized is to do so at the end of each reporting period. There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2012. Due to increased activity of trading in certain No. 16 domestic sugar futures contracts, the Company transferred contracts with a December 31, 2011 fair value of $87 thousand from Level 2 to Level 1 during the three months ended December 31, 2011.

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

The pricing of our physical natural gas purchases generally is indexed to a spot market index and we use natural gas futures contracts traded on the New York Mercantile Exchange to hedge the cost of natural gas purchased under these physical contracts. These derivative instruments have qualified as cash flow hedges and have been designated as hedges for accounting purposes in prior periods, although none were designated as hedges for accounting purposes during or as of the end of the current period. Additionally, we utilize natural gas futures which are not designated as cash flow hedges to manage the remaining commodity price risk above the volume of derivatives designated as cash flow hedges. We have purchased natural gas futures contracts up to 6 months in advance of the physical purchase of natural gas.

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

At March 31, 2012 we had the following net futures positions:

Hedge Designation	Domestic Sugar (cwt)	World Sugar (cwt)	Natural Gas (mmbtu)
Cash Flow	66,080	—	—
Not Designated	3,156,160	—	250,000

All of our futures contracts are settled in cash daily with the respective futures exchanges and therefore do not contain credit-risk-related contingent features. The Company has $7.6 million recorded on the balance sheet for cash held on deposit in margin accounts at March 31, 2012 for the futures positions above. At March 31, 2012 there were no derivative positions to mitigate the risk of interest rates or foreign currency exchange. For the six-month period ended March 31, 2012, we did not engage in trading activity with derivatives.

The table below shows the location and amounts in the consolidated balance sheets for derivative instruments (in thousands):

As of March 31, 2012:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	$512	$(512)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	132	(132)	—
Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	3,287	(3,287)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	198	(198)	—
Natural Gas	Not Designated	353	(353)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Not Designated	231	(231)	—
Non-Current Liabilities:
No. 16 Domestic Sugar Futures Contracts	Not Designated	83	(83)	—

As of September 30, 2011:

	Hedge Designation	Fair Value	Margin Requirements Settled in Cash	Balance Sheet Total
Current Assets:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	$7,507	$(7,507)	—
Current Liabilities:
No. 11 World Sugar Futures Contracts	Not Designated	10	(10)	—
No. 16 Domestic Sugar Futures Contracts	Cash Flow	1,458	(1,458)	—
Natural Gas	Not Designated	337	(337)	—
No. 16 Domestic Sugar Futures Contracts	Not Designated	1,067	(1,067)	—
Non-Current Assets:
No. 16 Domestic Sugar Futures Contracts	Cash Flow	190	(190)	—

The impact of futures contracts on the consolidated income statement for the three and six months ended March 31, 2012 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended March 31, 2012			Six Months Ended March 31, 2012
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$194	$—	$—	$(4,237)	$—	$—
Cash Flow	Accumulated other comprehensive loss	3,238	—	—	4,378	—	—
Not Designated	Cost of Sales (credit)	1,844	—	320	2,658	347	851

(1)	Amounts were reclassified from accumulated other comprehensive income.

The impact of futures contracts on the consolidated income statement for the three and six months ended March 31, 2011 is presented below:

Hedge Designation	Income Statement Line Item	Three Months Ended March 31, 2011			Six Months Ended March 31, 2011
		Domestic Sugar	World Sugar	Natural Gas	Domestic Sugar	World Sugar	Natural Gas
Cash Flow	Cost of Sales(1)	$(1,186)	$—	$142	$(2,248)	$—	$594
Cash Flow	Accumulated other comprehensive loss	(1,565)	—	—	(14,248)	—	47
Not Designated	Cost of Sales (credit)	126	(327)	48	(1,895)	(4,390)	11

(1)	Amounts were reclassified from accumulated other comprehensive income.

There were no gains or losses recognized on cash flow hedges for ineffectiveness, nor were there any portion of derivatives excluded from the effectiveness assessment. Approximately $1.5 million of gains on cash flow hedges for raw sugar is expected to be reclassified to earnings over the next twelve months.

12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income for the six months ended March 31, 2012 are as follows (in thousands of dollars):

	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Pension and Other Post Retirement Medical Benefits	Foreign Currency Translation Adjustments and Other	Total
Balance September 30, 2011	$10,239	$(89,794)	$(26)	$(79,581)
Change in Derivative Fair Value	(4,378)			(4,378)
Reclassification from Accumulated Other Comprehensive Income (Loss) to Net Income	(4,237)			(4,237)
Foreign Currency Translation Adjustment			26	26

Balance March 31, 2012	$1,624	$(89,794)	$—	$(88,170)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Pending Merger Agreement

On May 1, 2012, the Company, LD Commodities Sugar Holdings LLC, a Delaware limited liability company (“Parent”), and Louis Dreyfus Commodities Subsidiary Inc., a Texas corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will commence a tender offer (the “Tender Offer”) to purchase all of the Company’s issued and outstanding shares of common stock, no par value per share, including any associated right to purchase capital stock pursuant to the Rights Agreement, at a price of $6.35 per share payable net to the seller in cash, without interest (the “Offer Price”), and subject to deduction for applicable withholding taxes. The Merger Agreement also contemplates that, following completion of the Tender Offer and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, all remaining outstanding common shares not tendered in the Tender Offer (other than Common Shares owned by Parent, Merger Sub, the Company and any common shares held by stockholders who have properly perfected their statutory rights of dissent and appraisal pursuant to the applicable provisions of Subchapter H of Chapter 10 of the Texas Business Organizations Code), will be cancelled and converted into the right to receive the Offer Price.

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

On January 1, 2011, the Company contributed the equipment and personal property of its then-existing Gramercy refinery (other than its small bag packaging assets) to LSR in accordance with the terms of the LSR joint venture agreement. We continue to operate the small bag packaging facility in Gramercy with refined bulk sugar purchased from LSR under a long term supply agreement with market-based pricing provisions. Sales derived from the Gramercy operations since this contribution are lower, as only sales from the small bag packaging facility are consolidated in our results. In December 2011, we sold our one third interest in LSR for $18 million, including $14.2 million at closing, with the remainder payable over 21 months.

In October 2011, we sold our 50% joint venture interest in Comercializadora Santos Imperial S. de R.L. de C.V. for $5.1 million and terminated our mutually exclusive supply agreements with the Santos group.

In April 2012, we sold our 50% equity interest in Wholesome to an affiliate of Arlon Group, a private investment group focused on food and agriculture. We received net proceeds of $60.4 million in cash at the closing of the transaction, which were used to reduce borrowings under the Company’s revolving credit facility. Final proceeds are subject to adjustment upon determination of Wholesome’s closing date working capital.

Results of Operations

Three and Six Months Ended March 31, 2012 compared to Three and Six Months Ended March 31, 2011

For the three months ended March 31, 2012, we reported a loss of $6.5 million or $0.54 per diluted share, compared to net income of $4.2 million or $0.34 per diluted share during the second fiscal quarter of the prior year. For the six months ended March 31, 2012, we reported a net loss of $10.0 million or $0.83 per diluted share, compared to a net loss of $4.8 million or $0.40 per diluted share for the same period in the prior year. The lower operating results in the current periods are primarily due to higher raw sugar costs, which were not fully recovered by higher sales prices. Additionally, the prior year’s second quarter included the effect of liquidating lower cost beginning LIFO inventory layers.

Sugar sales comprised approximately 98% of our net sales in the three-month period ended March 31, 2012 and 97% in the corresponding three-month period of the prior year. Sugar sales comprised approximately 97% of net sales in the six month periods of the current and prior year. Sugar sales volumes and prices were:

	Three Months Ended March 31,				Six Months Ended March 31,
	2012		2011		2012		2011
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)	(000 cwt)	(per cwt)
Sugar Sales:

Industrial	2,040	$49.79	2,090	$43.37	4,006	$48.84	4,483	$40.83
Consumer	1,167	53.25	1,314	50.19	2,844	53.81	3,141	48.88
Distributor	650	52.46	549	48.90	1,306	52.94	1,253	47.51

Domestic Sales	3,857	51.29	3,953	46.41	8,156	51.23	8,877	44.62
World Sales	15	21.15	40	44.93	99	19.46	321	36.02

Sugar Sales	3,872	51.17	3,993	$46.39	8,255	$50.85	9,198	$44.32

Net sales increased 5.6% for the three months ended March 31, 2012, compared to the same period in the prior year. Domestic sales prices increased $4.88 per cwt or 10.5% for the quarter as refined sugar prices continue at levels much higher than historical norms due to tighter domestic supply conditions, as well as higher raw sugar prices which has placed upward pressure on refined prices. Domestic sugar volumes decreased 2.4% for the quarter. Net sales increased 2.7% for the six months ended March 31, 2012 compared to the same period in the prior year. Domestic sugar volumes decreased 8.1% for the six months ended March 31, 2012 compared to the same period in the prior year primarily as a result of the contribution of the Gramercy refinery to the LSR partnership in the first quarter of the prior fiscal year. Domestic sales prices increased 14.8% for the current six month period. The current USDA projections for fiscal 2012 indicate reductions in imports from Mexico from the comparable fiscal 2011 levels, which are partially offset by somewhat higher domestic sugar production. Overall these factors are expected to continue to keep US sugar supplies tight for the remainder of the fiscal year.

The majority of industrial channel sales and a portion of distributor channel sales are made under fixed price contracts which generally extend up to a year, many of which are on a calendar year basis. As a result, realized sales prices tend to lag market trends.

For the three months ended March 31, 2012, gross margin as a percentage of sales decreased to 1.1% compared to 5.4% in the prior year quarter. The decrease in gross margin percentage is primarily due to higher raw sugar costs and a LIFO inventory liquidation recognized in the prior year, which were not fully offset by higher sales prices. Gross margin as a percentage of sales for the six months ended March 31, 2012 improved to 2.2% as compared to 1.6% in the same prior year period. Raw sugar prices remain at historically high levels. The Company has attempted to offset the increase in raw sugar cost by adjusting its sales prices, however competitive pressures have limited the effectiveness of these efforts. There can be no assurance that we will be successful in achieving sales price increases sufficient to offset these higher raw sugar costs. Our cost of domestic raw cane sugar before LIFO increased $2.74 per cwt to $36.61 per cwt (on a raw market basis) for the current year quarter as compared to $33.87 per cwt for the quarter ended March 31, 2011. Sugar inventory quantities at March 31, 2011 declined below the beginning of the fiscal period levels resulting in the liquidation of beginning LIFO inventory layers with a cost approximately $14.3 million or $3.62 per cwt of domestic sales in last year’s second quarter, while no such LIFO liquidation was recognized in the current quarter. The unit cost of refined sugar purchased from LSR for Gramercy’s packaging operation during the quarter ended March 31, 2012 was higher than the quarter ended March 31, 2011, reducing gross margin as a percentage of sales by 1.2%.

Manufacturing costs per cwt in Port Wentworth increased in the current quarter compared to the prior year quarter, principally from higher repairs and maintenance costs and higher property taxes and sales and use taxes, resulting in a 1.0% decrease in gross margin as a percentage of sales. For the six month period ended March 31, 2012, Port Wentworth’s manufacturing costs per cwt were higher than in the same prior year period, resulting in a negative gross margin impact of 0.1% primarily a result of higher property and sales and use taxes. In January 2012, the Port Wentworth refinery experienced difficulties affecting the transfer of sugar from the bulk silos to the packaging operations. A work around solution was ultimately devised, which diverted a portion of the bulk sugar flow from the bulk loading station to the packaging operations and a capital project to begin to restore the original transfer capabilities is planned to commence in June 2012. The refinery’s melt rate was restricted and customer service was impacted during the first several weeks of the second fiscal quarter until the work around could be implemented. Additionally, bulk loading capacity could be impacted in the future until the completion of the capital project. Average daily melt was 4.4 million pounds per day in the quarter ended March 31, 2012, compared to 4.2 million pounds per day in the quarter ended March 31, 2011. Average daily melt in April 2012 was 4.9 million pounds per day. The average daily melt remains below historical levels achieved before the February 2008 accident. Gramercy’s packaging costs per cwt decreased in the current quarter as compared to the prior year quarter as higher production volumes from an improved refined sugar supply from LSR positively impacted fixed cost absorption, increasing gross margin as a percentage of sales by 0.7%. For the six months ended March 31, 2012, Gramercy’s packaging costs per cwt decreased, increasing gross margin by 0.2% as compared to the prior year period primarily due to higher production and resulting improved fixed cost absorption.

Energy costs per cwt in the current quarter and six months decreased from the same periods in the prior year, due to lower natural gas prices, partially offset by higher coal prices. Our average NYMEX basis cost of natural gas after applying gains and losses from hedging activity decreased to $3.56 per mmbtu in the current quarter and $3.98 for the current six months as compared to $4.45 and $4.31 in the same periods last year.

	Three Months Ended March 31,				Six Months Ended March 31,
	2012		2011		2012		2011
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)	(000 mmbtu)	(per mmbtu)
Natural Gas	617	$3.56	575	$4.45	1,166	$3.98	1,462	$4.31
Coal	144	6.22	197	5.22	374	5.58	505	5.11

Total	761	$4.06	773	$4.65	1,540	$4.37	1,967	$4.51

The capital project in our annual capital plan to replace a significant portion of the tubing in the Port Wentworth coal fired boiler is scheduled for approximately six weeks in May and June of 2012. During this period, the refinery’s daily melt rate is expected to be limited to less than 5 million pounds per day and the remaining boilers will be fueled exclusively on natural gas. During April and early May 2012, the Company has experienced approximately 22 days of gas curtailments, due to demand on the interstate gas pipeline which services the refinery. During periods of curtailment, natural gas costs increase, and the refinery is at risk of reduced availability of natural gas which could impact production. Natural gas costs increased $0.52 per mmbtu in April as a result of curtailments.

Selling, general and administrative expense increased $0.8 million for the quarter ended March 31, 2012 compared to the prior year second quarter primarily due to $1.3 million higher legal and consulting fees for litigation and the pending merger transaction, partially offset by lower compensation and benefits costs, including life insurance, of $0.4 million. Selling, general and administrative expenses for the six months ended March 31, 2012 increased $1.9 million over the prior year primarily due to $4.3 million higher legal and consulting fees for litigation and merger-related work. Offsetting the higher legal and consulting fees were $1.8 million of lower compensation costs and $0.5 million of lower marketing costs.

Other income, which includes equity investment earnings, increased in the current quarter and six month period, primarily the result of increased equity in earnings of Wholesome.

The Company has not recorded a benefit for income taxes in the quarter or six months ended March 31, 2012 because of uncertainty concerning the sufficiency of future taxable income in future periods to realize such benefit. We estimated a combined federal and state income tax rate of 46.7% for the six months ended March 31, 2011.

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

At March 31, 2012, the Company had $69.0 million of outstanding borrowings under the Credit Agreement and had the capacity under the borrowing base formula to borrow an additional $12.7 million, after deducting outstanding letters of credit totaling $6.9 million and after consideration of the $10 million reduction in borrowing base described below.

The Credit Agreement entered into in May 2011 had no financial covenants unless availability (defined as the borrowing base, less actual borrowings and letters of credit) was less than $20 million at any time or less than $25 million for a period of five consecutive business days, in which case a minimum $20 million trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) test would apply until availability has been greater than $30 million for each day during three consecutive months. The Company maintained availability above these minimum thresholds throughout fiscal 2011 and fiscal 2012 until the December amendment described below, and thus the EBITDA covenant was not applicable. Had this financial covenant applied as of March 31, 2011, EBITDA for the trailing four quarter period would have been negative $24.7 million and the Company would not have been in compliance with the EBITDA covenant.

In December 2011, the Company and the lenders agreed to an amendment of the Credit Agreement which modified the minimum EBITDA financial covenant subject to an availability trigger, until the earlier of April 15, 2012 or such time as availability exceeds $50 million. The amendment includes an additional provision which has the effect of reducing the amount available to borrow under the borrowing base formula by $10 million while the modified EBITDA covenant is in effect. After the earlier of April 15, 2012 or such time as availability exceeds $50 million, the financial covenant and availability trigger revert to the terms of the Credit Agreement prior to the amendment. The Company fell below the availability trigger in the amended Credit Agreement in January 2012, and restored availability above the $50 million level in April 2012, upon the closing of the sale of our Wholesome investment. The Company was in compliance with the amended minimum EBITDA throughout the period that it was applicable. Pursuant to the December 2011 amendment, the fixed asset component of the borrowing base formula was reduced by $15 million coincident with the sale of the Company’s equity interest in Wholesome. As of May 8, 2012, the Company had $44.3 million of outstanding borrowings, $7.5 million of outstanding letters of credit and had the capacity to borrow an additional $36.4 million.

The Company has taken a number of recent steps to improve its liquidity, including asset sales and a consignment agreement with a raw sugar supplier. In December 2011 the Company sold its one third interest in LSR rather than make additional capital contributions necessitated by the financial condition of the venture. The sales price for the Company’s one-third interest and certain other assets was $18.0 million with $14.2 million received at closing and the balance payable over the next 21 months. On April 6, 2012, we sold our 50% equity voting interest in Wholesome to a third party for net proceeds, subject to adjustment based on Wholesome’s closing date working capital, of $60.4 million. Additionally, in February 2012 the Company entered into a consignment agreement with a raw sugar supplier whereby the supplier owns raw sugar stored in Company warehouses, which we purchase on a daily basis as required for refinery operations. The agreement continues into May 2012, at which time the Company will be required to purchase cargos of raw sugar and finance those purchases under the Credit Agreement.

As a result of the Company’s future cash needs, including for inventory purchases, capital expenditures, pension contributions and margin requirements of the commodity futures program, as well as the need to fund possible future operating losses in the event current margin pressures continue, the Company’s borrowing availability in fiscal 2012 under the Credit Agreement could continue to be restricted, and the Company could be subject to applicable financial covenants in the Credit Agreement.

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

The Credit Agreement also includes customary events of default, including a change of control which, absent a waiver, would result in termination of the Credit Agreement if the tender offer contemplated by the Louis Dreyfus merger agreement is completed. Louis Dreyfus has indicated that they expect to provide financing support to the Company after closing on the tender offer.

The Credit Agreement limits the Company’s ability to pay dividends or repurchase stock if availability, after adjustment on a pro forma basis for such transaction, is less than $30 million. Notwithstanding this limitation, the Company may pay cash dividends up to $2 million per year. The Board of Directors of the Company suspended its payment of a quarterly dividend in November 2011. The December 2011 amendment to the Credit Agreement prohibited the payment of dividends so long as the modified EBITDA covenant was in effect. The Louis Dreyfus merger agreement prohibits the payment of dividends while the agreement is in effect.

Borrowings under the Credit Agreement will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

Our capital expenditures during the first six months of fiscal 2012 were $7.4 million related primarily to safety, environmental and equipment replacement. Capital expenditures in fiscal 2012 are expected to total between $18 and $20 million, related primarily to safety, environmental, process improvement and equipment replacement projects.

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

The information in the table below presents our domestic raw sugar futures positions outstanding as of March 31, 2012. There were no world raw sugar futures positions outstanding at March 31, 2012.

	Expected Maturity Fiscal 2012	Expected Maturity Fiscal 2013
Domestic Futures Contracts (net long positions):
Contract Volumes (cwt)	2,352000	870,000
Weighted Average Contract Price (per cwt)	$35.91	$34.30
Contract Amount	$84,460,000	$29,849,000
Weighted Average Fair Value (per cwt)	$34.91	$33.91
Fair Value	$82,102,000	$29,508,000

The above information does not include either our physical inventory or our fixed price purchase commitments for raw sugar. At March 31, 2011, our domestic futures position was a net long position of 1,671,000 cwt at an average contract price of $35.60 and an average fair value price of $37.39. The Company did not have any world futures positions at March 31, 2011.

The information in the table below presents our natural gas futures positions outstanding as of March 31, 2012.

Expected Maturity Fiscal 2012
Futures Contracts (long positions):
Contract Volumes (mmbtu)	250,000
Weighted Average Contract Price (per mmbtu)	$3.76
Contract Amount	$940,000
Weighted Average Fair Value (per mmbtu)	$2.35
Fair Value	$586,000

At March 31, 2011, our natural gas futures position was a long position of 150,000 mmbtu with an average contract price of $4.41 and an average fair value price of $4.50.

At March 31, 2012 and 2011, we had no interest rate derivatives which were sensitive to interest rate changes.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In December 2010, the Louisiana Department of Environmental Quality (“LDEQ”) issued a Consolidated Compliance Order and Notice of Potential Penalty to the Company alleging violations of state environmental regulations and the terms of the wastewater discharge permit for the Company’s Gramercy, Louisiana refinery. The alleged violations relate to the release of foam into waters of the state and exceedances of applicable criteria for dissolved oxygen and pH. The Company investigated the alleged violations, took measures to cease and contain the foam discharge, and coordinated with the LDEQ to develop and implement a plan to remove and dispose of the foamy material and achieve and maintain compliance with applicable legal requirements. Without admitting liability, the Company entered into an agreement with LDEQ in April 2012 settling the allegations of violation of environmental regulations and paid a settlement amount of $10,770, including LDEQ response costs.

In March 2011, the Company filed suit in the United States District Court for the Southern District of Texas against Southern Systems, Inc. (“SSI”), the contractor who constructed the conditioning silos at the Company’s Port Wentworth refinery, for breach of contract. The lawsuit, styled as Imperial Sugar Company v. Southern Systems, Inc., No. 4:11-cv-00970, seeks damages for deficiencies in construction of the conditioning silos. In June 2011, SSI filed a counterclaim against the Company for $3.5 million for work it allegedly performed and was not paid. The lawsuit is in discovery. In April 2012, the parties entered into an agreement to arbitrate their claims and counterclaims and to stay the federal court lawsuit.

In May 2011, the Company joined seven cane and beet sugar producers and two sugar industry trade associations as plaintiffs in a lawsuit filed against six producers of high fructose corn syrup (the “Member Companies”) and the Corn Refiners Association (the “CRA”) (collectively, the “HFCS Defendants”) in the United States District Court for the Central District of California regarding advertising and marketing of high fructose corn syrup. The lawsuit, styled as Western Sugar Cooperative v. Archer-Daniels, Midland Company, No. CV11-3473 CBM (MANx), initially alleged violations of the federal Lanham Act and state law by the HFCS Defendants in marketing and advertising high fructose corn syrup as a natural product equivalent to cane and beet sugar. The lawsuit seeks money damages and injunctive relief. On October 21, 2011, the court issued an order on the first motion to dismiss the amended complaint filed by the HFCS Defendants, denying the motion as to the CRA, granting the motion as to the Member Companies, and giving plaintiffs leave to amend their complaint to set forth additional allegations regarding the Member Companies. On the same day, the court issued a separate order on a motion filed only by the CRA, dismissing the state law claim for unfair competition. On November 18, 2011, the plaintiffs filed a second amended complaint naming the Member Companies as defendants on the federal Lanham Act claim to which the CRA answered and the Member Companies filed another motion to dismiss. That motion to dismiss has been fully briefed and was argued before the court on March 21, 2012.

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

On October 31, 2011, Carpenter’s Pension Fund of Illinois moved for appointment as lead plaintiff. On January 16, 2012, plaintiff Hassan filed a motion to dismiss his individual claims without prejudice on the basis that his interests are adequately represented in the class action. At an initial pre-trial conference held on January 31, 2012, the court entered an order appointing Carpenter’s Pension Fund of Illinois as lead plaintiff and dismissing plaintiff Hassan’s individual action. Pursuant to the court-ordered schedule, on March 22, 2012, the lead plaintiff filed an amended consolidated complaint (the “Complaint”). On May 7, 2012, the defendants filed a motion to dismiss the Complaint.

On September 27, 2011, the Board of Directors of the Company received a letter from counsel for a shareholder of the Company requesting, among other things, that the Board cause an independent investigation to be made and a legal action commenced with respect to alleged mismanagement and breaches of fiduciary duty by the Company’s officers and directors relating to the August 5, 2011 announcement of the Company’s third fiscal quarter results. On October 12, 2011, the Board received a similar letter on behalf of another shareholder. The Board of Directors established a committee of independent and disinterested directors on October 5, 2011 with full authority to investigate and address the allegations contained in such shareholder letters (“Special Committee”). That investigation remains on-going.

On February 2, 2012, one of the shareholders referenced in the immediately preceding paragraph filed a derivative lawsuit in the District Court of Fort Bend County, Texas, styled as Piszko v. Imperial Sugar Company, et al., Cause No. 12-DCV-195994, alleging that the Company’s current President and Chief Executive Officer, its current Senior Vice President and Chief Financial Officer, the current directors and a former director breached their fiduciary duties, were unjustly enriched and engaged in the waste of corporate assets. On February 3, 2012, the other shareholder referenced in the immediately preceding paragraph filed a nearly identical derivative lawsuit against the Company’s current President and Chief Executive Officer, its current Senior Vice President and Chief Financial Officer, its current directors and a former director in the District Court of Fort Bend County, Texas styled as Cinotto v. Imperial Sugar Company, et al., Cause No. 12-DCV-196013. The complaints allege, among other things, that the defendants failed to establish and maintain adequate internal controls over the Port Wentworth refinery, made improper statements in press releases, SEC filings and other public disclosures and failed to establish and maintain disclosure controls in order to prevent the allegedly improper statements from being made. The complaints further allege that the defendants engaged in a conspiracy to aid and assist each other in masking the alleged breaches of duty, unjust enrichment and the waste of corporate assets. On February 22, 2012, plaintiffs filed an unopposed motion to consolidate the two derivative lawsuits. On March 2, 2012, the Company and director and officer defendants filed an unopposed motion to stay the lawsuits pending the completion of the Special Committee’s investigation. Both motions remain pending before the court. On May 8, 2012, the Piszko and Cinotto plaintiffs filed a First Amended Shareholder Derivative Petition. In addition to the allegations asserted in its predecessor, this pleading claims that in connection with the recently-announced transaction with Louis Dreyfus Commodities LLC, the directors and officers breached their fiduciary duties to ensure the fairness of the transaction to shareholders, including by attempting to eliminate personal liability arising from the original petition by negotiating the sale of the Company.

Between May 2, 2012 and the date of this filing, a number of Imperial Sugar shareholders filed derivative lawsuits in the Texas state district courts, including Oshea v. Imperial Sugar Company, et al. (Fort Bend Dist. Ct.); Smith v. Gaffney, et al. (Fort Bend Dist. Ct.); Del Parigi v. Imperial Sugar Company, et al. (Fort Bend Dist. Ct.); and Gruber v. Coan, et al. (Harris Dist. Ct.) In addition, the Company is aware of at least one shareholder action that purports to be a shareholder class action lawsuit, Kahn v. Gaffney, et al. (Fort Bend Dist. Ct.).

The lawsuits assert claims for breach of fiduciary duty and abuse of control against the Company and its directors, as well as aiding and abetting claims against Louis Dreyfus Commodities LLC and its affiliates, in connection with the proposed merger announced on May 1, 2012. The shareholders challenge the fairness of various provisions of the proposed transaction, including the price that Company shareholders will be offered to tender their shares, and the provisions of the Merger Agreement relating to the possible termination of the transaction, the “no solicitation” provision, and the “top-up” option provision. Plaintiffs also allege that defendants breached their duty of candor to Company shareholders by failing to disclose all material information about the Transaction, and request certain disclosures under Texas law. Plaintiffs’ requests for relief include injunctive and declaratory relief, as well as rescission, costs, attorneys’ fees, and disbursements.

Additionally, between May 3, 2012 and the date of this filing, the Board of Directors received demand letters from counsel for shareholders, including Shmuel and Abvohom Zaks and the Farish Trust, containing similar assertions and requesting that the Company terminate the proposed transaction. Among other things, the Zaks demand letter contends that the Company’s directors are motivated by prospects for personal economic benefit and therefore cannot be considered disinterested.

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

Item 6.	Exhibits

(a)	Exhibits

10.1	Sale and Purchase Agreement by and among Edward Billington and Son, Limited, Imperial Sugar Company and WSO Investments, Inc. dated March 7, 2012.

10.2	Agreement and Plan of Merger among LD Commodities Sugar Holdings LLC, Louis Dreyfus Commodities Subsidiary, Inc. and Imperial Sugar Company (previously filed as Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2012 and incorporated herein by reference).

10.3	Second Amendment to Rights Agreement, dated as of May 1, 2012, by and among Imperial Sugar Company and The Computershare Shareholder Services LLC, as right agent (previously filed as Exhibit 4.1 to the Company’s Form 8-K dated May 1, 2012 and incorporated herein by reference).

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011; (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011; and (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL SUGAR COMPANY
(Registrant)

Dated: May 9, 2012	By:	/s/ H. P. Mechler
H. P. Mechler
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Document

10.1	Sale and Purchase Agreement by and among Edward Billington and Son, Limited, Imperial Sugar Company and WSO Investments, Inc. dated March 7, 2012.

10.2	Agreement and Plan of Merger among LD Commodities Sugar Holdings LLC, Louis Dreyfus Commodities Subsidiary, Inc. and Imperial Sugar Company (previously filed as Exhibit 2.1 to the Company’s Form 8-K dated May 1, 2012 and incorporated herein by reference).

10.3	Second Amendment to Rights Agreement, dated as of May 1, 2012, by and among Imperial Sugar Company and The Computershare Shareholder Services LLC, as right agent (previously filed as Exhibit 4.1 to the Company’s Form 8-K dated May 1, 2012 and incorporated herein by reference).

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011; (ii) Consolidated Statements of Operations for the three months and six months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011; and (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended March 31, 2012.